Form 10-Q
period 2018-06-30
Sonos Inc
filed 2018-09-11
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 001-38603

SONOS, INC.
(Exact name of registrant as specified in its charter)

Delaware	3577	03-0479476
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial code number)	(I.R.S. Employer Identification No.)
	614 Chapala Street Santa Barbara, CA 93101 (805) 965-3001
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of August 31, 2018 the registrant had 100,032,880 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	As of
	June 30, 2018	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$124,432	$130,595
Restricted cash	191	193
Accounts receivable, net of allowances	53,095	47,363
Inventories	113,411	113,856
Other current assets	13,852	9,462
Total current assets	304,981	301,469
Property and equipment, net	89,600	95,130
Deferred tax assets	982	1,107
Other noncurrent assets	5,782	2,314
Total assets	$401,345	$400,020

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$117,222	$114,494
Accrued expenses	29,600	57,348
Accrued compensation	27,605	32,007
Deferred revenue	17,248	10,920
Other current liabilities	9,346	8,497
Total current liabilities	201,021	223,266
Long-term debt	39,686	39,600
Deferred revenue	38,546	34,647
Other noncurrent liabilities	10,851	12,139
Total liabilities	290,104	309,652

Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, $0.001 par value	90,341	90,341
Stockholders’ equity:
Common stock, $0.001 par value	61	59
Treasury stock	(11,072)	(10,161)
Additional paid-in capital	235,444	200,301
Accumulated deficit	(201,891)	(188,007)
Accumulated other comprehensive loss	(1,642)	(2,165)
Total stockholders’ equity	20,900	27
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$401,345	$400,020
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue	$208,398	$223,078	$864,069	$778,431
Cost of revenue	112,909	115,790	491,037	425,257
Gross profit	95,489	107,288	373,032	353,174
Operating expenses
Research and development	35,444	33,347	104,209	90,920
Sales and marketing	60,819	70,074	214,077	207,225
General and administrative	20,860	20,000	63,822	55,031
Total operating expenses	117,123	123,421	382,108	353,176
Operating loss	(21,634)	(16,133)	(9,076)	(2)
Other income (expense), net
Interest expense, net	(1,116)	(1,185)	(3,367)	(3,187)
Other income (expense), net	(3,744)	2,975	(315)	2,047
Total other income (expense), net	(4,860)	1,790	(3,682)	(1,140)
Loss before provision for (benefit from) income taxes	(26,494)	(14,343)	(12,758)	(1,142)
Provision for (benefit from) income taxes	494	196	1,126	(1,830)
Net income (loss)	$(26,988)	$(14,539)	$(13,884)	$688

Net loss attributable to common stockholders	$(26,988)	$(14,539)	$(13,884)	$—

Net loss per share attributable to common stockholders - basic and diluted	$(0.45)	$(0.26)	$(0.23)	$—

Weighted-average shares used in computing net loss per share attributable to common stockholders - basic and diluted	60,074,763	56,334,641	59,484,761	55,776,325

Total comprehensive loss
Net income (loss)	$(26,988)	$(14,539)	$(13,884)	$688
Change in foreign currency translation adjustment, net of tax	162	(406)	523	(2,295)
Comprehensive loss	$(26,826)	$(14,945)	$(13,361)	$(1,607)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at September 30, 2017	32,482,590	$90,341	59,339,336	$59	$200,301	(746,462)	$(10,161)	$(188,007)	$(2,165)	$27
Exercise of stock options	—	—	1,735,750	2	5,746	—	—	—	—	5,748
Repurchase of common stock	—	—	—	—	—	(60,578)	(911)	—	—	(911)
Stock-based compensation expense	—	—	—	—	29,397	—	—	—	—	29,397
Net loss	—	—	—	—	—	—	—	(13,884)	—	(13,884)
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	523	523
Balance at June 30, 2018	32,482,590	$90,341	61,075,086	$61	$235,444	(807,040)	$(11,072)	$(201,891)	$(1,642)	$20,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities
Net income (loss)	$(13,884)	$688
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	28,647	24,447
Stock-based compensation expense	29,397	26,961
Other	639	493
Deferred income taxes	117	1,593
Foreign currency transaction (gain) loss	301	(2,499)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,659)	(6,973)
Inventories, net	(79)	14,202
Other assets	(4,901)	335
Accounts payable and accrued expenses	(24,357)	(20,702)
Accrued compensation	(4,237)	554
Deferred revenue	10,342	6,636
Other liabilities	(534)	181
Net cash provided by operating activities	15,792	45,916
Cash flows from investing activities
Purchases of property and equipment	(25,927)	(21,073)
Net cash used in investing activities	(25,927)	(21,073)
Cash flows from financing activities
Proceeds from credit facilities and issuance of debt, net of issuance costs	30,000	14,987
Payments of principal on credit facilities	(30,000)	—
Proceeds from issuance of common stock, net of issuance costs	—	10,078
Repurchase of common stock	(911)	(10,016)
Proceeds from exercise of common stock options	5,748	5,421
Payments of offering costs	(2,154)	—
Net cash provided by financing activities	2,683	20,470
Effect of exchange rate changes on cash and cash equivalents	1,289	955
Net increase (decrease) in cash and cash equivalents	(6,163)	46,268
Cash and cash equivalents
Beginning of period	130,595	74,913
End of period	$124,432	$121,181
Supplemental disclosure
Cash paid for interest	$3,596	$3,006
Cash paid for taxes, net of refunds	$1,251	$268
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$7,187	$10,732
Deferred offering costs in accounts payable and accrued expenses	$972	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business overview and basis of presentation

Description of business

Sonos, Inc. (collectively with its wholly owned subsidiaries, “Sonos,” the “Company,” “we,” “us,” or “our”) designs, develops, manufactures and sells multi-room audio products primarily for use in private residences. The Sonos home sound system provides customers with an immersive listening experience created by the design of its speakers and components, a proprietary software platform and the ability to stream content from a variety of sources throughout the home over the customer’s wireless network.

The Company’s products are sold through third-party retail stores, including custom installers of home audio systems. The Company also sells through select e-commerce retailers and its website sonos.com. The Company’s products are distributed in over 50 countries through its wholly owned subsidiaries: Sonos Europe B.V., Beijing Sonos Technology Co., Ltd. and Sonos Australia Pty Ltd., located in the Netherlands, China and Australia, respectively.

Initial public offering

On August 6, 2018, the Company completed its initial public offering (the "IPO") of its common stock, in which it sold 6,388,888 shares of its common stock, including 833,333 shares of its common stock pursuant to the underwriters’ over-allotment option, and selling stockholders sold 9,583,333 shares of the Company's common stock, including 1,250,000 shares pursuant to the underwriters' over-allotment option. The shares were sold at the IPO price of $15.00 per share for net proceeds of $90.6 million, after deducting underwriting discounts and commissions of $5.3 million. Additionally, offering costs incurred by the Company are expected to total approximately $4.6 million. Upon the closing of the IPO, all outstanding shares of the Company's redeemable convertible preferred stock automatically converted into 32,482,590 shares of common stock on a one-for-one basis.

Basis of presentation and preparation

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet as of September 30, 2017 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act"), with the Securities and Exchange Commission (“SEC”) on August 2, 2018 (the "Final Prospectus").

The Company has a 4-4-5 fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week months followed by a 5-week “month.” An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2015. The nine months ended June 30, 2018 and July 1, 2017 spanned 39 weeks each.

Stock split

On July 19, 2018, the Company effected a two-for-one stock split of all outstanding shares of the Company’s capital stock, including its common stock and its redeemable convertible preferred stock. All share and per share information presented in the condensed consolidated financial statements has been retroactively adjusted for all periods presented for the effects of the stock split.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Use of estimates and judgments

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates and judgments compared to historical experience and expected trends.

2. Summary of significant accounting policies

There have been no changes in the Company's significant accounting policies, recently adopted accounting pronouncements, or recent accounting pronouncements pending adoption from those disclosed in the Final Prospectus, except as noted below.

Recently adopted accounting pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the "FASB") issued a new standard related to revenue recognition, Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

ASC 606 is required to be adopted for annual reporting periods beginning after December 15, 2017, including interim periods therein, and may be earlier adopted, though no earlier than for annual reporting periods beginning after December 15, 2016. The Company elected to early adopt ASC 606 effective October 1, 2017, using the full retrospective transition method, which required the Company to adjust each prior reporting period presented.

The most significant impact of the adoption of this standard related to the Company’s accounting for arrangements with certain distributors and retail partners with implicit or explicit return rights that were recognized based on a sell-through method under ASC 605, Revenue Recognition. Under ASC 606, revenue with these parties is recognized upon transfer of control to the customer which occurs when the product is either shipped to or delivered to the customer depending on the contractual terms of the arrangement. This change resulted in an acceleration of revenue and related costs of revenue and most significantly, a reduction in deferred costs of revenue and deferred revenue at each balance sheet date. This acceleration of revenue can have a net increase or decrease in the adjusted revenue for the respective fiscal year depending on the year over year impact of the amounts accelerated across reporting periods. The Company has not previously reported its financial statements for fiscal 2017 under ASC 605 and therefore the October 1, 2017 adoption of ASC 606 had no impact on the fiscal 2017 information included in the accompanying condensed consolidated financial statements.

Recent accounting pronouncements pending adoption

Leases

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which amends ASU 2016-02 to provide an additional transition method option. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the timing of adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective 30 days after publication in the Federal Register. The final rule was not yet published in the Federal Register as of the date this Quarterly Report on Form 10-Q. The Company is evaluating the impact of this guidance on its consolidated financial statements.

3. Fair value measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The carrying values of the Company’s long-term debt approximate their fair values as of June 30, 2018 and September 30, 2017 as the debt carries a variable rate or market rates that approximate those currently available to the Company.

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of June 30, 2018 and September 30, 2017:

	June 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$50,362	$—	$—	$50,362

	September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$40,072	$—	$—	$40,072

4. Revenue and geographic information

Disaggregation of revenue

Revenue by geographical region includes the applicable service revenue attributable to each region and is based on ship-to address, as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

(In thousands)
Americas	$122,982	$114,707	$447,705	$388,620
Europe, Middle East and Africa	75,585	95,802	374,790	349,327
Asia Pacific	9,831	12,569	41,574	40,484
Total revenue	$208,398	$223,078	$864,069	$778,431

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenue from external customers is attributed to individual countries based on ship-to address and includes the applicable service revenue attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

(In thousands)
United States	$113,558	$106,364	$409,701	$352,194
United Kingdom	17,930	20,500	$88,421	88,505
Germany	18,512	25,973	$95,720	86,308
Other countries	58,398	70,241	270,227	251,424
Total revenue	$208,398	$223,078	$864,069	$778,431

Revenue by product categories includes the applicable service revenue attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

(In thousands)
Wireless speakers	$93,867	$92,797	$453,185	$389,300
Home theater speakers	66,732	83,928	283,952	266,972
Components	42,283	44,160	113,530	114,007
Other	5,516	2,193	13,402	8,152
Total revenue	$208,398	$223,078	$864,069	$778,431

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Balance sheet components

Inventories

Inventories, net, consist of the following:

	June 30, 2018	September 30, 2017
(In thousands)
Finished goods	$98,565	$104,014
Components	14,846	9,842
Inventories	$113,411	$113,856

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Changes in deferred revenue balances as of June 30, 2018 and July 1, 2017 were as follows:

	June 30, 2018	July 1, 2017

(In thousands)
Deferred revenue, beginning of period	$45,567	$36,160
Recognition of revenue included in beginning of period deferred revenue	(8,367)	(5,171)
Revenue deferred, net of revenue recognized on contracts in the respective period	18,594	11,817
Deferred revenue, end of period	$55,794	$42,806

As of June 30, 2018, deferred revenue was $55.8 million. The Company expects to recognize approximately $8.9 million in the remainder of fiscal 2018, $11.0 million in fiscal 2019, $10.3 million in fiscal 2020, $9.0 million in fiscal 2021, $7.2 million in fiscal 2022 and $9.4 million thereafter.

6. Long-term debt

JP Morgan credit facility

In October 2015, the Company entered into a credit agreement with J.P. Morgan Chase Bank, N.A. (the “Credit Facility”). The Credit Facility allows the Company to borrow up to $80.0 million, including up to a $10.0 million for the issuance of letters of credit and up to $8.0 million for swing line loans. The Credit Facility matures on October 28, 2020. The Company has the option to repay the borrowings under the Credit Facility without penalty prior to maturity. As of June 30, 2018 and September 30, 2017 the Company was in compliance with all covenants. Obligations under the Credit Facility are collateralized by eligible inventory, accounts receivable and intellectual property of the Company. As of June 30, 2018 and September 30, 2017 the Company did not have any outstanding borrowings under the Credit Facility and had $4.5 million and $4.4 million, respectively, in undrawn letters of credit that reduced the availability under the Credit Facility. The average interest rates were LIBOR +1.25% as of June 30, 2018 and September 30, 2017.

Subsequent to the nine months ended June 30, 2018, in July 2018, the Company amended its existing 2015 Credit Facility with J.P. Morgan Chase Bank, N.A. to, among other things, extend its term from October 2020 to October 2021 and provide for a $40.0 million term loan, which increased the Company’s borrowing capacity thereunder from $80.0 million to $120.0 million. In connection with the amendment, the Company borrowed $40.0

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

million under a term loan (the "New Term Loan”), which the Company used to pay off all outstanding borrowings, accrued interest and fees under its then-outstanding term loan, as described below. The New Term Loan has a maturity date of October 2021 and bears interest at a variable rate equal to an adjusted LIBOR plus 2.25%. The Company will make its first principal payment under the New Term Loan in July 2019 and will make quarterly principal payments thereafter. The Company elected to make interest payments on a semi-annual basis.

Term loan

In March 2016, the Company entered into a $25.0 million, five-year term loan agreement with Gordon Brothers Finance Company (the “Term Loan”). The Term Loan initially bore interest at a variable rate equal to an adjusted LIBOR plus 10.0%, with a minimum rate of 10.5% per annum. In December 2016, the Company amended the Term Loan (the “Amended Term Loan”) and borrowed an additional $15.0 million net of issuance costs, increasing the aggregate principal amount of the loan to $40.0 million, reducing the interest rate to a variable rate equal to an adjusted LIBOR plus 9.5% and changing prepayment penalty terms. The Amended Term Loan bore interest at a variable rate equal to an adjusted LIBOR plus 9.5%, with a minimum rate of 10.0% per annum. The effective interest rate on the Term Loan was 11.48% and 10.74% as of June 30, 2018 and September 30, 2017, respectively. As of June 30, 2018 and September 30, 2017, the Company was in compliance with all covenants and the carrying value of the Amended Term Loan was $39.7 million and $39.6 million, respectively, net of unamortized debt discount of $0.3 million and $0.4 million, respectively. Obligations under the Amended Term Loan were collateralized by eligible inventory, accounts receivable and intellectual property of the Company.

As described above, in July 2018, the Company terminated its $40.0 million Amended Term Loan with Gordon Brothers Finance Company. In connection with the termination and new borrowings under the New Term Loan, the Company paid off all outstanding borrowings, accrued interest, and fees under the Amended Term Loan.

7. Redeemable convertible preferred stock

As of June 30, 2018 and September 30, 2017 redeemable convertible preferred stock consisted of the following:

(In thousands, except shares)
As of June 30, 2018 and September 30, 2017
	Authorized Shares	Issued and Outstanding Shares	Carrying Value	Liquidation Preference
Series A Preferred Stock	10,035,000	10,005,000	$15,060	$15,008
Series B Preferred Stock	3,881,250	3,730,000	5,926	5,968
Series C Preferred Stock	11,700,000	11,688,766	26,556	25,000
Series D Preferred Stock	7,058,824	7,058,824	42,799	45,000
Total	32,675,074	32,482,590	$90,341	$90,976

Upon the closing of the IPO, all shares of the Company's outstanding redeemable convertible preferred stock automatically converted on a one-for-one basis into an aggregate of 32,482,590 shares of common stock.

8. Stock option plan and stock-based compensation

During 2003, the Company’s Board of Directors (the "Board") established the 2003 Stock Plan, as amended (the “2003 Plan”). As of June 30, 2018, there were 89,000,000 shares authorized under the 2003 Plan and 1,799,258 shares were reserved for future issuance. As of September 30, 2017, there were 85,000,000 shares authorized under the 2003 Plan, and 2,088,004 shares were reserved for future issuance. The 2003 Plan includes incentive stock options that are subject to the rules and regulations of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options. The option price, number of shares and grant date are determined at the discretion of the Board. As long as the optionholder performs services for the Company, the options generally vest over 48 months, with cliff vesting after one year and monthly vesting thereafter. All options are exercisable for a period not to exceed ten years from the date of grant.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In July 2018, the Board adopted the 2018 Equity Incentive Plan (the "2018 Plan") and ceased granting awards under the 2003 Plan. The 2018 Plan became effective in connection with the IPO. The Company reserved 21,200,000 shares of its common stock for issuance under the 2018 Plan. Any remaining shares available for issuance under the 2003 Stock Plan on the effective date of the 2018 Plan were added to the shares of common stock reserved for issuance under the 2018 Plan.

Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Intrinsic Value
			(in years)	(in thousands)
Outstanding at September 30, 2017	45,817,252	$9.20	6.9	$199,663
Granted	7,676,414	$15.09
Exercised	(1,735,750)	$3.31
Forfeited	(3,387,668)	$13.05
Outstanding at June 30, 2018	48,370,248	$10.08	6.7	$243,060

At June 30, 2018
Options exercisable	30,582,952	$7.70	5.4	$226,453
Options vested and expected to vest	45,413,361	$9.80	6.6	$240,964

As of June 30, 2018 and September 30, 2017, the Company had $73.5 million and $74.9 million, respectively, of unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.7 and 2.8 years, respectively.

The Company’s policy for issuing stock upon stock option exercise is to issue new common stock.

Total stock-based compensation expense by function category was as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
(In thousands)
Cost of revenue	$49	$65	$156	$179
Research and development	3,651	3,529	10,417	10,136
Sales and marketing	4,391	3,899	12,414	11,172
General and administrative	2,242	2,045	6,410	5,474
Total stock-based compensation expense	$10,333	$9,538	$29,397	$26,961

9. Income taxes

The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate, adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. The Company had an income tax expense of $0.5 million and $0.2 million for the three months ended June 30, 2018 and July 1, 2017, respectively, and an income tax expense of $1.1 million and an income tax benefit of $1.8 million for the nine months ended June 30, 2018 and July 1, 2017, respectively. In fiscal 2017, the Company amended a tax audit settlement agreement with the Dutch Tax Administration, which, among other things, resulted in a release

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of previously accrued tax liabilities for Sonos Europe B.V. that was partially offset by the establishment of a valuation allowance based on cumulative losses, resulting in a net tax benefit in the first nine months of fiscal 2017.

Tax Act

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the "Tax Act") into law, implementing a wide variety of changes to the U.S. tax system. Among other changes at the corporate level, the Tax Act includes (i) a reduction in the U.S. federal corporate income tax rate from 35% to 21%, (ii) further limitations on the deductibility of interest expense and certain executive compensation, (iii) the repeal of the corporate alternative minimum tax, (iv) the imposition of a territorial tax system with a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries and (v) subjecting certain foreign earnings to U.S. taxation through a base erosion anti-abuse tax (“BEAT”) and a new tax related to global intangible low taxed income (“GILTI”). Additionally, certain foreign derived intangible income (“FDII”) may prospectively be subject to a reduced rate of income tax from the statutorily enacted rate of 21%. Some of these changes, including the BEAT, FDII and GILTI provisions, will not come into effect until the Company’s 2019 fiscal year, but because the decrease in the corporate income tax rate was effective January 1, 2018, the Company has reduced the future tax benefits of the Company’s existing U.S. deferred tax assets. However, since the Company maintains a full valuation allowance against these assets, it did not have a material impact on the Company’s results of operations or financial condition. The Company has not recorded a provision related to the one-time transition tax under Section 965 of the Code as the Company has estimated that its foreign subsidiaries have a consolidated deficit in accumulated and current earnings and profits.

The Company’s accounting for the elements of the Tax Act is incomplete. The Company has made reasonable estimates of the effects to the condensed consolidated statements of operations and comprehensive loss and condensed consolidated balance sheets and have preliminarily determined that a provision is not required. The ultimate impact of the Tax Act may differ from the above estimates due to potential future legislative action to address questions that have arisen because of the Tax Act, issuance of additional guidance by the Internal Revenue Service (the "IRS") to provide clarity on certain provisions of the Tax Act and any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. The SEC has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of its fiscal quarter ending December 29, 2018.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10. Net loss per share attributable to common stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers its redeemable convertible preferred stock to be participating securities as the holders of redeemable convertible preferred stock are entitled to receive noncumulative dividends in the event that a dividend is paid on common stock. The holders of redeemable convertible preferred stock and the holders of non-vested restricted stock do not have a contractual obligation to share in the losses of the Company. Basic net loss attributable to common stockholders per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net loss per share attributable to common stockholders adjusts the basic net loss per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock options and restricted stock, using the treasury stock method, and convertible preferred stock using the as-if-converted method.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
(In thousands, except per share data)
Numerator:
Net income (loss)	$(26,988)	$(14,539)	$(13,884)	$688
Less: earnings attributable to preferred stockholders	—	—	—	(688)
Net loss attributable to common stockholders—basic and diluted	(26,988)	(14,539)	(13,884)	—
Denominator:
Weighted-average shares of common stock—basic and diluted	60,074,763	56,334,641	59,484,761	55,776,325
Net loss per share attributable to common stockholders:
Net loss per share attributable to common stockholders—basic and diluted	$(0.45)	$(0.26)	$(0.23)	$—

The following potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Stock options to purchase common stock	48,370,248	48,554,772	48,370,248	48,554,772
Convertible preferred stock	32,482,590	32,482,590	32,482,590	32,482,590
Shares subject to repurchase	53,892	53,892	53,892	53,892
Total	80,906,730	81,091,254	80,906,730	81,091,254

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11. Commitments and contingencies

Inventory

The Company enters into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 100% of orders are cancelable by giving notice 29 days prior to the expected shipment date. Orders are non-cancelable within 28 days prior to the expected shipment date. At June 30, 2018, the Company had $40.9 million in non-cancelable purchase commitments with inventory suppliers. The remaining minimum total purchase commitments under the agreements with these suppliers at June 30, 2018 was $38.9 million for the remainder of fiscal 2018 and $2.0 million in fiscal 2019.

Legal proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of business, including claims relating to employee relations, business practices and patent infringement. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

On October 21, 2014, the Company commenced a patent infringement action in the United States District Court, District of Delaware against D&M Holdings Inc. d/b/a The D+M Group, D&M Holdings U.S. Inc. and Denon Electronics (USA), LLC (collectively, “Denon”). On May 18, 2018, the Company entered into a patent covenant agreement with Denon, effective May 17, 2018, with a term lasting through May 22, 2022. Under the agreement, Denon will make royalty payments over the nine months following the effective date, covering both historical sales and sales throughout the term, at an effective royalty rate materially consistent with the December 14, 2017 jury verdict. Pursuant to the agreement, all claims asserted in the Company’s patent infringement claim against Denon and in Denon’s countersuit against the Company were dismissed with prejudice and the parties released claims of any past infringement of the patents asserted in the litigation between the Company and Denon and any patents related thereto.

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of June 30, 2018 and September 30, 2017.

The Company is involved in certain other litigation matters not listed above but does not consider the matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

12. Subsequent events

On August 6, 2018, the Company completed the IPO of its common stock (see Note 1).

Upon the closing of the IPO, all outstanding shares of the Company's redeemable convertible preferred stock automatically converted into 32,482,590 shares of common stock on a one-for-one basis.

In July 2018 the Board adopted the 2018 Plan and ceased granting awards under the 2003 Plan (see Note 8).

In July 2018, the Company amended its existing Credit Facility with J.P. Morgan Chase Bank, N.A. to, among other things, extend its term from October 2020 to October 2021 and provide for a $40.0 million term loan. At the same time, in July 2018, the Company terminated the Amended Term Loan with Gordon Brothers Finance Company and paid off all outstanding borrowings, accrued interest and fees thereunder (see Note 6).

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On July 19, 2018, the Company effected a two-for-one stock split of all outstanding shares of the Company’s capital stock, including its common stock and its redeemable convertible preferred stock (see Note 1).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in the Final Prospectus.

We have a 4-4-5 fiscal year ending on the Saturday nearest September 30 each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week months followed by a 5-week "month."

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "would," "expect," "objective," "plan," "potential," "seek," "grow," "target," "if," and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including the Final Prospectus. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Overview

Sonos was founded with a clear mission—to fill every home with music. This mission led us to invent wireless multi-room home audio. Sonos transforms the way people live and interact by restoring the shared experience of music throughout the home. Our home sound system provides an immersive listening experience created by our thoughtfully designed speakers and components, our proprietary software platform and the ability to wirelessly stream the content our customers love from the services they prefer.

We generate revenue from the sale of our wireless speakers, home theater speakers and component products, as new customers buy our products and existing customers continue to add products to their Sonos home sound systems. We sell our products primarily through over 10,000 third-party physical retail stores, including custom installers of home audio systems. We also sell through select e-commerce retailers and our website sonos.com. Our products are distributed in over 50 countries. We operate offices and development labs worldwide, with a significant presence in the United States, the Netherlands and China.

We are focused on driving sustainable, profitable long-term growth with our five key growth strategies, which include: (1) consistently introducing innovative products; (2) investing in geographic expansion into new countries by employing country-specific marketing campaigns and distribution channels; (3) continuing to build direct relationships with current and prospective customers through sonos.com and the Sonos app to drive direct sales; (4) expanding our partner ecosystem to provide our customers access to streaming music services, voice assistants, internet radio, podcasts and audiobook content; (5) increasing our household penetration rates in our existing geographic markets by investing in brand awareness, expanding our product offerings and growing our partner ecosystem.

Key Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following additional key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are products sold, adjusted EBITDA and adjusted EBITDA margin.

Net income (loss) is the most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA. In the three months ended June 30, 2018 and July 1, 2017, we had net loss of $27.0 million and $14.5 million, respectively. In the nine months ended June 30, 2018 and July 1, 2017, we had net loss of $13.9 million and net income of $0.7 million, respectively.

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

	(in thousands, except percentages)
Products sold	887	796	3,957	3,173
Adjusted EBITDA	$(1,541)	$2,306	$48,968	$51,406
Adjusted EBITDA margin	(0.7)%	1.0%	5.7%	6.6%

Products Sold

Products sold represents the number of products that are sold during a period, net of returns. Products sold includes the sale of wireless speakers, home theater speakers and components. Products sold excludes the sale of other products, such as Sonos and third-party accessories. Historically, the sale of these accessories has not materially contributed to our revenue and we expect this trend to continue. Growth rates between products sold and revenue are not perfectly correlated because our revenue is affected by other variables, such as the mix of products sold during the period, promotional discount activity and the introduction of new products that may have higher or lower than average selling prices.

Adjusted EBITDA and Adjusted EBITDA Margin

We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of stock-based compensation expense, depreciation, interest expense, net, other income (expense), net and provision for (benefit from) income taxes. We define adjusted EBITDA margin as adjusted EBITDA divided by revenue. See "Non-GAAP Financial Measures" below for information regarding our use of adjusted EBITDA and adjusted EBITDA margin and a reconciliation of net income (loss) to adjusted EBITDA.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider adjusted EBITDA and adjusted EBITDA margin, which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by U.S. GAAP and are not necessarily comparable to similarly titled measures presented by other companies.

We use these non-GAAP financial measures to evaluate our operating performance and trends and make planning decisions. We believe that these non-GAAP financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses and other items that we exclude in these non-GAAP financial measures. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to a key financial metric used by our management in its financial and operational decision-making. Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest U.S. GAAP equivalent of adjusted EBITDA, and the use of adjusted EBITDA margin rather than operating margin, which is the nearest U.S. GAAP equivalent of adjusted EBITDA margin. Some of these limitations are:

•	these non-GAAP financial measures exclude depreciation and, although these are non-cash expenses, the assets being depreciated may be replaced in the future;

•
these non-GAAP financial measures exclude stock-based compensation expense, which has been, and will continue to be, a significant recurring expense for our business and an important part of our compensation strategy;

•	these non-GAAP financial measures do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us;

•	these non-GAAP financial measures do not reflect the effect of foreign currency exchange gains or losses, which is included in other income (expense), net;

•	these non-GAAP financial measures do not reflect income tax payments that reduce cash available to us; and

•
the expenses and other items that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses and other items, if any, that other companies may exclude from these non-GAAP financial measures when they report their operating results.

Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands, except percentages)
Net income (loss)	$(26,988)	$(14,539)	$(13,884)	$688
Depreciation	9,760	8,901	28,647	24,447
Stock-based compensation expense	10,333	9,538	29,397	26,961
Interest expense, net	1,116	1,185	3,367	3,187
Other (income) expense, net	3,744	(2,975)	315	(2,047)
Provision for (benefit from) income taxes	494	196	1,126	(1,830)
Adjusted EBITDA	$(1,541)	$2,306	$48,968	$51,406
Revenue	$208,398	$223,078	$864,069	$778,431
Adjusted EBITDA margin	(0.7)%	1.0%	5.7%	6.6%

Factors Affecting Performance

New Product Introductions. To date, new product introductions have had a positive impact on our revenue. We intend to introduce new products that appeal to a broad set of consumers and to increase the cadence of new product launches. As we increase the pace of our product introductions, we expect our gross margin to decline in the near to intermediate term as new products gain a larger share of our overall product mix. Accordingly, our future financial performance will be affected by our ability to drive cost of revenue savings as we scale production over time.

Voice Control. We believe voice control technology is disrupting the home audio market and changing what consumers expect from a home speaker. Therefore, our product roadmap is focused on delivering products with native voice control. For example, we released Sonos One in the first quarter of fiscal 2018, our entry into the voice-enabled speaker category, and we introduced the voice-enabled Sonos Beam in July 2018. Our ability to develop, manufacture and sell voice-enabled speakers that deliver differentiated consumer experiences will be a critical driver of our future performance, particularly as we compete in a larger market with an expanding number of competitors. We currently compete with, and will continue to compete with, companies that have greater resources than we do, some of which have already brought voice-enabled speakers to market. We are also partnering with certain of these companies in the development of our own voice-enabled products. Our competitiveness in the voice-enabled speaker market will depend on successful investment in research and development, market acceptance of our products and our ability to maintain and benefit from these technology partnerships.

Seasonality. Historically, we have experienced the highest levels of revenue in the first fiscal quarter of the year, coinciding with the holiday shopping season. Our promotional discounting activity is higher in the first fiscal quarter as well, which negatively impacts gross margin during this period. However, our higher sales volume in the holiday shopping season has historically resulted in a higher operating margin in the first fiscal quarter due to positive operating leverage. Given this significant seasonality, accurate forecasting for the first fiscal quarter is critical to our inventory management, as well as to our full-year financial planning and performance.

Ability to Sell Additional Products to Existing Customers. Our ability to sell additional products to existing customers is a key part of our business model, as follow-on purchases indicate high customer engagement and satisfaction, decrease the likelihood of competitive substitution and result in higher customer lifetime value. As our customers add Sonos to their homes and listen to more music, they typically increase the number of our products in their homes. We will continue to innovate and invest in product development in order to enhance customer experience and drive sales of additional products to existing customers.

Expansion of Partner Ecosystem. Expanding and maintaining strong relationships with our partners will remain important to our success. We look to partner with a wide variety of streaming music services, voice assistants, connected home integrators, content creators and podcast providers. To date, our agreements with these partners have all been on a royalty-free basis. As competition increases, we believe our ability to give users the freedom to choose across the broadest set of streaming services and voice control partners will be a key differentiating factor.

Components of Results of Operations

Revenue

We generate substantially all of our revenue from the sale of wireless speakers, home theater speakers and components. We also generate a small portion of our revenue from other revenue sources, such as the sale of Sonos and third-party accessories like speaker stands and wall mounts. Our revenue is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers. We also defer a portion of our revenue that is allocated to unspecified software upgrades and cloud-based services. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold, principally for sales denominated in the euro and the British pound.

Cost of Revenue

Cost of revenue consists of product costs, including costs of our contract manufacturer for production, component costs, shipping and handling costs, warranty replacement costs, packaging, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, hosting costs and excess and obsolete inventory write-downs. In addition, we allocate certain costs related to management and facilities, personnel-related expenses and other expenses associated with supply chain logistics. Personnel-related expenses consist of salaries, bonuses, benefits and stock-based compensation expenses.

Gross Profit and Gross Margin

Our gross margin may, in the future, fluctuate from period to period based on a number of factors, including the mix of products we sell, the channel through which we sell our products and the foreign currency in which our products are sold. As we increase the pace of our product introductions, we expect our gross margin to decline in the near to intermediate term as new products gain a larger share of our overall product mix. We have historically seen that the gross margin for our newly released products are lowest at launch and have tended to increase over time as we realize cost efficiencies. In addition, our ability to reduce the cost of our products is critical to increasing our gross margin over the long term. In this regard, we believe our ability to achieve these results will be negatively impacted through calendar year 2019 due to an industry-wide supply shortage of multilayer ceramic capacitors, arising from an imbalance of global demand and supply capacity and related increases in the costs of these components.

Operating Expenses

Operating expenses consist of research and development, sales and marketing and general and administrative expenses.

Research and Development. Research and development expenses consist primarily of personnel-related expenses, consulting and contractor expenses, tooling, test equipment and prototype materials and allocated overhead costs. To date, software development costs have been expensed as incurred because the period between achieving technological feasibility and the release of the software has been short and development costs qualifying for capitalization have been insignificant. We expect our research and development expenses to increase in absolute dollars as we continue to make significant investments in developing new products and enhancing existing products. We also anticipate that these expenses will decline as a percentage of our revenue over the long term, but that they may fluctuate based on our product development efforts.

Sales and Marketing. Sales and marketing expenses represent the largest component of our operating expenses and consist primarily of advertising and marketing promotions of our products and personnel-related expenses, as well as trade show and event costs, sponsorship costs, consulting and contractor expenses, travel, product display expenses and related depreciation, customer care costs and allocated overhead costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to actively promote our products. We also anticipate that these expenses will decrease as a percentage of our revenue, but that they may fluctuate as we introduce new products.

General and Administrative. General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources and administrative personnel, as well as the costs of professional services, any allocated overhead, information technology, litigation expenses, patent costs and other administrative expenses. We expect our general and administrative expenses to increase in absolute dollars due to the growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other costs associated with recently becoming a public company. However, we expect our general and administrative expenses to decrease as a percentage of our revenue as we scale our business.

Other Income (Expense), Net

Interest Expense, Net. Interest expense consists primarily of interest expense associated with our debt financing arrangements and amortization of debt issuance costs. Interest income consists primarily of interest income earned on our cash and cash equivalents balances.

Other Income (Expense), Net. Other income (expense), net consists primarily of our foreign currency exchange gains and losses relating to transactions and remeasurement of asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Provision for (Benefit from) Income Taxes

We are subject to income taxes in the United States and foreign jurisdictions in which we operate. Our provision for (benefit from) income taxes results principally from our foreign operations. Foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the utilization of foreign tax credits and changes in tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a full valuation allowance to offset our U.S. and certain foreign net deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)
Revenue	$208,398	$223,078	$864,069	$778,431
Cost of revenue(1)	112,909	115,790	491,037	425,257
Gross profit	95,489	107,288	373,032	353,174
Operating expenses
Research and development(1)	35,444	33,347	104,209	90,920
Sales and marketing(1)	60,819	70,074	214,077	207,225
General and administrative(1)	20,860	20,000	63,822	55,031
Total operating expenses	117,123	123,421	382,108	353,176
Operating loss	(21,634)	(16,133)	(9,076)	(2)
Other income (expense), net
Interest expense, net	(1,116)	(1,185)	(3,367)	(3,187)
Other income (expense), net	(3,744)	2,975	(315)	2,047
Total other income (expense), net	(4,860)	1,790	(3,682)	(1,140)

Loss before provision for (benefit from) income taxes	(26,494)	(14,343)	(12,758)	(1,142)
Provision for (benefit from) income taxes	494	196	1,126	(1,830)
Net income (loss)	$(26,988)	$(14,539)	$(13,884)	$688
Adjusted EBITDA(2)	$(1,541)	$2,306	$48,968	$51,406

(1) Amounts include stock-based compensation expense as follows:
	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of revenue	$49	$65	$156	$179
Research and development	3,651	3,529	10,417	10,136
Sales and marketing	4,391	3,899	12,414	11,172
General and administrative	2,242	2,045	6,410	5,474
Total stock-based compensation expense	$10,333	$9,538	$29,397	$26,961

(2) Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled "Non-GAAP Financial Measures."

The following table sets forth selected condensed consolidated financial data for the periods indicated, expressed as a percentage of revenue (the table may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	54.2	51.9	56.8	54.6
Gross profit	45.8	48.1	43.2	45.4
Operating expenses
Research and development(1)	17.0	14.9	12.1	11.7
Sales and marketing(1)	29.2	31.4	24.8	26.6
General and administrative(1)	10.0	9.0	7.4	7.1
Total operating expenses	56.2	55.3	44.2	45.4
Operating loss	(10.4)	(7.2)	(1.1)	—
Other income (expense), net
Interest expense, net	(0.5)	(0.5)	(0.4)	(0.4)
Other income (expense), net	(1.8)	1.3	—	0.3
Total other income (expense), net	(2.3)	0.8	(0.4)	(0.1)
Loss before provision for (benefit from) income taxes	(12.7)	(6.4)	(1.5)	(0.1)
Provision for (benefit from) income taxes	0.2	0.1	0.1	(0.2)
Net income (loss)	(13.0)	(6.5)	(1.6)	0.1
Adjusted EBITDA margin(2)	(0.7)%	1.0%	5.7%	6.6%

(1) Amounts include stock-based compensation expense as follows:
	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of revenue	—%	—%	—%	—%
Research and development	1.8	1.6	1.2	1.3
Sales and marketing	2.1	1.7	1.4	1.4
General and administrative	1.1	0.9	0.7	0.7
Total Stock-based compensation expense	5.0%	4.3%	3.4%	3.5%

(2) Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled "Non-GAAP Financial Measures."

Comparison of the Three and Nine Months Ended June 30, 2018 and July 1, 2017

Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	June 30, 2018	July 1, 2017	$	%	June 30, 2018	July 1, 2017	$	%
	(dollars and products sold in thousands)
Americas	$122,982	$114,707	$8,275	7.2%	$447,705	$388,620	$59,085	15.2%
Europe, Middle East and Africa	75,585	95,802	(20,217)	(21.1)%	374,790	349,327	25,463	7.3%
Asia Pacific	9,831	12,569	(2,738)	(21.8)%	41,574	40,484	1,090	2.7%
Total revenue	$208,398	$223,078	$(14,680)	(6.6)%	$864,069	$778,431	$85,638	11.0%

Total products sold	887	796	91	11.4%	3,957	3,173	784	24.7%

Comparison of the Three Months Ended June 30, 2018 and July 1, 2017

Revenue decreased by $14.7 million, or 6.6%, from $223.1 million for the three months ended July 1, 2017 to $208.4 million for the three months ended June 30, 2018, primarily due to an expected decrease in PLAYBASE revenue. PLAYBASE launched as a new product in the three months ended July 1, 2017, resulting in a large revenue increase as our retail partners purchased their initial PLAYBASE inventory.

Products sold increased by 0.1 million, or 11.4%, from 0.8 million for the three months ended July 1, 2017 to 0.9 million for the three months ended June 30, 2018. The volume growth was primarily driven by sales of our newest wireless speaker product, Sonos One, which launched in October 2017, partially offset by a decrease from sales of our home theater speakers driven by decrease in sales of our PLAYBASE product, which launched in the April 2017.

In constant U.S. dollars, total revenue decreased by 9.8% for the three months ended June 30, 2018 compared to the three months ended July 1, 2018, which excludes the impact of foreign currencies weakening against the U.S. dollar. We calculate constant currency growth percentages by translating our prior-period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

Comparison of the Nine Months Ended June 30, 2018 and July 1, 2017

Revenue increased $85.6 million, or 11.0%, from $778.4 million for the nine months ended July 1, 2017 to $864.1 million for the nine months ended June 30, 2018, primarily due to an increase in the number of products sold. In the nine months ended June 30, 2018 products sold increased 24.7% and revenue increased 11.0% compared to the nine months ended July 1, 2017. Wireless speakers are our largest product category and revenue grew 16.4% compared to the same period in the prior fiscal year, driven by the introduction of Sonos One in October 2017. Home theater speakers revenue increased 6.4% compared to the same period in the prior fiscal year, despite last year’s PLAYBASE launch.

In constant U.S. dollars, revenue increased by 6.2% for the nine months ended June 30, 2018 compared to the nine months ended July 1, 2017, which excludes the impact of foreign currencies weakening against the U.S. dollar.

Cost of Revenue and Gross Profit

	Three Months Ended		Change		Nine Months Ended		Change
	June 30, 2018	July 1, 2017	$	%	June 30, 2018	July 1, 2017	$	%
	(dollars in thousands)
Cost of revenue	$112,909	$115,790	$(2,881)	(2.5)%	$491,037	$425,257	$65,780	15.5%
Gross profit	$95,489	$107,288	$(11,799)	(11.0)%	$373,032	$353,174	$19,858	5.6%
Gross margin	45.8%	48.1%			43.2%	45.4%

Comparison of the Three Months Ended June 30, 2018 and July 1, 2017

Cost of revenue decreased $2.9 million, or 2.5%, from $115.8 million for the three months ended July 1, 2017 to $112.9 million for the three months ended June 30, 2018, primarily due to the decrease in revenue. Gross margin decreased by 2.3 percentage points for the three months ended June 30, 2018 compared to the three months ended July 1, 2017, primarily due to the impact of lower margins on wireless speakers in connection with the launch of our new Sonos One product in October 2017, as well as lower retail prices on our older wireless speakers.

Comparison of the Nine Months Ended June 30, 2018 and July 1, 2017

Cost of revenue increased $65.8 million, or 15.5%, from $425.3 million for the nine months ended July 1, 2017 to $491.0 million for the nine months ended June 30, 2018, primarily due to the increase in revenue. Gross margin decreased by 2.2 percentage points for the nine months ended June 30, 2018 compared to the nine months ended July 1, 2017, primarily due to the impact of lower margins on wireless speakers in connection with the launch of our new Sonos One product in October 2017, as well as lower retail prices on our older wireless speakers.

Research and Development

	Three Months Ended		Change		Nine Months Ended		Change
	June 30, 2018	July 1, 2017	$	%	June 30, 2018	July 1, 2017	$	%
	(dollars in thousands)
Research and development	$35,444	$33,347	$2,097	6.3%	$104,209	$90,920	$13,289	14.6%
Percentage of revenue	17.0%	14.9%			12.1%	11.7%

Comparison of the Three Months Ended June 30, 2018 and July 1, 2017

Research and development expenses increased $2.1 million, or 6.3%, from $33.3 million for the three months ended July 1, 2017 to $35.4 million for the three months ended June 30, 2018. The increase was primarily due to higher personnel-related expenses of $3.7 million as we increased our headcount, particularly in software personnel, during the period. The increase was offset by decreases in product development and professional fees associated with Sonos One and lower allocated overhead costs.

Comparison of the Nine Months Ended June 30, 2018 and July 1, 2017

Research and development expenses increased $13.3 million, or 14.6%, from $90.9 million for the nine months ended July 1, 2017 to $104.2 million for the nine months ended June 30, 2018. The increase was primarily due to higher personnel-related expenses of $13.7 million as our headcount, particularly in software personnel, increased during the period.

Sales and Marketing

	Three Months Ended		Change		Nine Months Ended		Change
	June 30, 2018	July 1, 2017	$	%	June 30, 2018	July 1, 2017	$	%
	(dollars in thousands)
Sales and marketing	$60,819	$70,074	$(9,255)	(13.2)%	$214,077	$207,225	$6,852	3.3%
Percentage of revenue	29.2%	31.4%			24.8%	26.6%

Comparison of the Three Months Ended June 30, 2018 and July 1, 2017

Sales and marketing expenses decreased $9.3 million, or 13.2%, from $70.1 million for the three months ended July 1, 2017 to $60.8 million for the three months ended June 30, 2018. The decrease was primarily due to a decrease of $13.9 million in marketing and advertising costs primarily related to the support of our launch of PLAYBASE in April 2017, as well as reduced marketing expenses as we transitioned away from traditional paid media and we adopted more efficient direct-to-consumer and digital marketing tools. The decrease was offset by $3.5 million in one-time charges during the three months ended June 30, 2018 associated with our reorganization that combined our marketing and commercial teams, as well as an increase of $1.2 million related to third-party customer care services.

Comparison of the Nine Months Ended June 30, 2018 and July 1, 2017

Sales and marketing expenses increased $6.9 million, or 3.3%, from $207.2 million for the nine months ended July 1, 2017 to $214.1 million for the nine months ended June 30, 2018. The increase was primarily due to an increase of $12.5 million in personnel-related costs due to increased headcount and one-time charges associated with our reorganization that combined our marketing and commercial teams, an increase of $5.7 million related to increased third-party customer care activity and retail store investments, and an increase of $3.4 million in depreciation related to a refresh of our product displays. These increases were partially offset by a decrease of $15.5 million in marketing program expenses as compared to the same period last year due in part to the product launch of PLAYBASE in April 2017, as well as reduced marketing expenses in the current period as we transitioned away from traditional paid media and adopted more efficient direct-to-consumer and digital marketing tools.

General and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
	June 30, 2018	July 1, 2017	$	%	June 30, 2018	July 1, 2017	$	%
	(dollars in thousands)
General and administrative	$20,860	$20,000	$860	4.3%	$63,822	$55,031	$8,791	16.0%
Percentage of revenue	10.0%	9.0%			7.4%	7.1%

Comparison of the Three Months Ended June 30, 2018 and July 1, 2017

General and administrative expenses increased $0.9 million, or 4.3%, from $20.0 million for the three months ended July 1, 2017 to $20.9 million for the three months ended June 30, 2018. The increase was primarily due to an increase in personnel-related costs of $0.6 million, predominantly driven by growth in headcount as we invested in personnel and programs to create the infrastructure necessary to support a public company.

Comparison of the Nine Months Ended June 30, 2018 and July 1, 2017

General and administrative expenses increased $8.8 million, or 16.0%, from $55.0 million for the nine months ended July 1, 2017 to $63.8 million for the nine months ended June 30, 2018. The increase was primarily due to an increase in personnel-related costs of $5.5 million, predominantly driven by growth in headcount as we invested in personnel and programs to create the infrastructure necessary to support a public company. In addition, professional services increased $3.1 million primarily for audit, compliance and other fees related to the preparation for our IPO, as well as external legal fees related to our patent infringement case against Denon.

Interest Expense, Net and Other Income (Expense), Net

	Three Months Ended		Change		Nine Months Ended		Change
	June 30, 2018	July 1, 2017	$	%	June 30, 2018	July 1, 2017	$	%
	(dollars in thousands)
Interest expense, net	$(1,116)	$(1,185)	$69	5.8%	$(3,367)	$(3,187)	$(180)	5.6%
Other income (expense), net	$(3,744)	$2,975	$(6,719)	(225.8)%	$(315)	$2,047	$(2,362)	(115.4)%

Comparison of the Three Months Ended June 30, 2018 and July 1, 2017

For the three months ended June 30, 2018, we had other expense of $3.7 million compared to other income of $3.0 million for the three months ended July 1, 2017. The change in other income (expense) is primarily due to foreign currency exchange losses, net, caused by the strengthening of the U.S. dollar against foreign currencies.

Comparison of the Nine Months Ended June 30, 2018 and July 1, 2017

For the nine months ended June 30, 2018, we had nominal other expense compared to other income of $2.0 million for the three months ended July 1, 2017. The change in other income (expense) is primarily due to foreign currency exchange losses, net, caused by the strengthening of the U.S. dollar against foreign currencies.

Provision for (Benefit from) Income Taxes

	Three Months Ended		Change		Nine Months Ended		Change
	June 30, 2018	July 1, 2017	$	%	June 30, 2018	July 1, 2017	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$494	$196	$298	152.0%	$1,126	$(1,830)	$2,956	(161.5)%

Provision for income taxes changed from a tax benefit of $1.8 million for the nine months ended July 1, 2017 to a provision for income taxes of $1.1 million for the nine months ended June 30, 2018. In fiscal 2017, we amended a tax audit settlement agreement with the Dutch Tax Administration, which, among other things, resulted in a release of previously accrued tax liabilities for Sonos Europe B.V. that was partially offset by the establishment of a valuation allowance based on cumulative losses, resulting in a net tax benefit in the first nine months of fiscal 2017.

Liquidity and Capital Resources

Since our founding in 2002, our operations have been financed primarily through cash flow from operating activities, borrowings under our credit facilities and net proceeds from the sale of our equity securities. As of June 30, 2018, our principal sources of liquidity consisted of cash flow from operating activities, cash and cash equivalents of $124.4 million, including $16.4 million held by our foreign subsidiaries, and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of June 30, 2018, as they are required to fund needs outside the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

On August 6, 2018, upon the closing of our IPO, we received net proceeds of $90.6 million, after deducting underwriting discounts and commissions of $5.3 million. Additionally, offering costs incurred by us are expected to total approximately $4.6 million.

We believe our existing cash and cash equivalent balances, cash flow from operations, committed credit lines and net proceeds from our IPO will be sufficient to meet our working capital and capital expenditure needs for at least the next 24 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Credit Facilities

Credit Facility

In October 2015, we entered into a Credit Facility. The Credit Facility allows us to borrow up to $80.0 million, including up to $10.0 million for the issuance of letters of credit and up to $8.0 million for swing line loans. In connection with the Credit Facility, we incurred costs of $0.6 million which were recorded as an asset and amortized over the term of the agreement as interest expense. Borrowings under the Credit Facility may be drawn as CBFR Borrowings or Eurocurrency Borrowings, and mature in October 2020. CBFR Borrowings bear interest at a variable rate equal to the highest of (i) the prime rate or (ii) adjusted LIBOR plus 2.5%, minus the applicable margin, but in any case at a minimum rate of 1.25% per annum. Eurocurrency Borrowings bear interest at a variable rate based on the LIBOR plus the applicable margin. We are also required to pay an annual commitment fee on the average daily unused portion of the facility of 0.2%, based on the usage of the facility. We have the option to repay the borrowings under the Credit Facility without penalty prior to maturity. The Credit Facility requires us to comply with certain financial covenants, including requiring us to maintain a consolidated fixed charge coverage ratio of not less than 1.0, and nonfinancial covenants. As of June 30, 2018, we were in compliance with all covenants. Obligations under the Credit Facility are collateralized by our eligible inventory, accounts receivable and our intellectual property. As of June 30, 2018 and September 30, 2017, there were no outstanding borrowings, and $4.5 million and $4.4 million, respectively, in undrawn letters of credit that reduce the availability under the Credit Facility.

In July 2018, we amended the Credit Facility to, among other things, extend its term from October 2020 to October 2021 and provide for the $40.0 million New Term Loan, which increased our borrowing capacity thereunder from $80.0 million to $120.0 million. In connection with the amendment, we borrowed $40.0 million under the New Term Loan, which we used to pay off all outstanding borrowings, accrued interest and fees under the Amended Term Loan. The New Term Loan has a maturity date of October 2021 and bears interest at a variable rate equal to an adjusted LIBOR plus 2.25%. We will make our first principal payment under the New Term Loan in July 2019 and will make quarterly principal payments thereafter. We elected to pay interest on a semi-annual basis.

Term Loan

In March 2016, we entered into a $25.0 million, five-year Term Loan. The Term Loan initially bore interest at a variable rate equal to an adjusted LIBOR plus 10.0%, with a minimum rate of 10.5% per annum. In December 2016, we amended the Term Loan to increase the principal amount under the Term Loan by $15.0 million, to a total of $40.0 million, reduce the interest rate to a variable rate equal to an adjusted LIBOR plus 9.5% and change the prepayment penalty terms. We received net proceeds of $39.2 million, net of $0.8 million of debt issuance costs. The debt issuance costs are included in the carrying value of the Amended Term Loan as a debt discount. The effective interest rate on the Amended Term Loan was 11.5% and 10.7% as of June 30, 2018 and September 30, 2017, respectively. As of June 30, 2018 and September 30, 2017, we were in compliance with all covenants, and the carrying value of the Amended Term Loan was $39.7 million and $39.6 million, net of unamortized debt discount of $0.3 million and $0.4 million, respectively.

In July 2018, in connection with the entering into the New Term Loan described above, we terminated the Amended Term Loan and paid off all outstanding borrowings, accrued interest and fees thereunder.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	June 30, 2018	July 1, 2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$15,792	$45,916
Investing activities	(25,927)	(21,073)
Financing activities	2,683	20,470
Effect of exchange rate changes	1,289	955
Net change in cash and cash equivalents	$(6,163)	$46,268

Cash Flows from Operating Activities

Net cash provided by operating activities of $15.8 million for the nine months ended June 30, 2018 consisted of a net loss of $13.9 million, non-cash adjustments of $59.1 million and a net decrease in cash related to changes in operating assets and liabilities of $29.4 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $29.4 million and depreciation of $28.6 million. The change in operating assets and liabilities was primarily due to a $24.4 million net decrease in accounts payable and accrued expenses due to seasonality, an increase in accounts receivable of $5.7 million primarily due to seasonality, and a decrease in accrued compensation of $4.2 million, offset by an increase in deferred revenue of $10.3 million primarily related to shipments of Sonos Beam as the product was not yet available for sale to the general public.

Net cash provided by operating activities of $45.9 million for the nine months ended July 1, 2017 consisted of net income of $0.7 million, non-cash adjustments of $51.0 million and a net decrease in cash related to changes in operating assets and liabilities of $5.8 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $27.0 million and depreciation of $24.4 million. The change in operating assets and liabilities was primarily due a $20.7 million net decrease in accounts payable and accrued expenses due to seasonality and an increase in accounts receivable of $7.0 million due to seasonality, offset by a decrease in inventory of $14.2 million due to seasonality and an increase in deferred revenue of $6.6 million.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended June 30, 2018 of $25.9 million was due to payments for property and equipment, which was primarily comprised of marketing-related product displays and manufacturing-related tooling and test equipment used at our contract manufacturers to support the launch of new products.

Cash used in investing activities for the nine months ended July 1, 2017 of $21.1 million was due to payments for property and equipment, which was primarily comprised of marketing-related product displays, investments in office and lab facilities, lab equipment and information technology tools.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended June 30, 2018 of $2.7 million primarily consisted of net proceeds of $30.0 million from the issuance of debt and proceeds from the exercise of common stock options of $5.7 million. These increases were offset by a net paydown of our revolving credit facilities of $30.0 million, payment of offering costs of $2.2 million, and $0.9 million related to the repurchase of common stock to provide liquidity for existing equity holders.

Cash provided by financing activities for the nine months ended July 1, 2017 of $20.5 million primarily consisted of net proceeds of $15.0 million from revolving credit facilities, and proceeds from the issuance of common stock of $10.1 million and the exercise of common stock options of $5.4 million. These increases were offset by $10.0 million related to the repurchase common stock to provide liquidity for existing equity holders.

Commitments and Contingencies

At June 30, 2018, we had $40.9 million in non-cancelable purchase commitments with inventory suppliers. The remaining minimum total purchase commitments under the agreements with these suppliers at June 30, 2018 were $38.9 million for the remainder of fiscal 2018 and $2.0 million in fiscal 2019.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in the Final Prospectus. For additional information, please refer to Note 2 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

As of June 30, 2018, we had cash and cash equivalents of $124.4 million, which consisted primarily of cash on hand and bank deposits. Such interest-earning instruments carry a degree of interest rate risk due to floating interest rates. However, historical fluctuations of interest income have not been significant.

As of June 30, 2018, we had indebtedness of $40.0 million under the Amended Term Loan with Gordon Brothers Finance Company. The borrowings bore interest at a rate of 11.48% as of June 30, 2018. In July 2018, we borrowed $40.0 million under the New Term Loan, which we used to pay off all outstanding borrowings, accrued interest and fees under the Amended Term Loan. The New Term Loan bears interest at a variable rate equal to an adjusted LIBOR plus 2.25%.

To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical change of 10% in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Risk

To date, all of our inventory purchases have been denominated in U.S. dollars. Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between the U.S. dollar and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

We recognized a loss of $3.8 million and a gain of $2.9 million from foreign currency gains and losses for the three months ended June 30, 2018 and July 1, 2017, respectively. We recognized a loss of $0.4 million and a gain of $1.9 million for the nine months ended June 30, 2018 and July 1, 2017, respectively. Based on transactions denominated in currencies other than respective functional currencies as of June 30, 2018, a hypothetical adverse change of 10% would have resulted in an adverse impact on income before income taxes of approximately $1.1 million for the three months ended June 30, 2018 and $8.7 million for the nine months ended June 30, 2018.

At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2018.

Material Weaknesses in Internal Control over Financial Reporting
During 2017, we identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness related to an insufficient complement of experienced personnel with the requisite technical knowledge of financial statement disclosures and accounting for non-routine, unusual or complex events and transactions. This material weakness in our control environment contributed to an additional material weakness in that we did not maintain effective internal controls to address the accounting of non-routine, unusual or complex events and transactions and the related financial statement presentation of such transactions.

Management’s Plan to Remediate the Material Weaknesses
As a result of these material weaknesses, we have initiated and will continue to implement remediation measures including, but not limited to, hiring experienced additional accounting and financial reporting personnel as well as the creation of additional controls including those designed to strengthen our review processes around financial statement disclosures and accounting for non-routine, unusual or complex transactions.
The initiatives we are implementing to remediate the material weaknesses are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. We will continue to implement measures to remedy our internal control deficiencies through the end of our fiscal year 2019, which coincides with the first year in which we will be required to provide management's report on internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.
Notwithstanding the material weaknesses, our management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control
Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than the matters described in Note 12 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.

Risks Related to Our Business

We have a recent history of losses and expect to incur increased operating costs in the future, and we may not achieve or sustain profitability.

We have experienced net losses in our recent annual periods. In the fiscal years ended October 3, 2015, October 1, 2016 and September 30, 2017, we had net losses of $68.8 million, $38.2 million and $14.2 million, respectively. We had an accumulated deficit of $201.9 million as of June 30, 2018. We expect our operating expenses to increase in the future as we expand our operations and execute on our product roadmap. We plan to make significant future expenditures related to the expansion of our business and our product offerings, including investments in:

•	research and development to continue to introduce innovative new products, enhance existing products and improve our customers’ listening experience;

•	sales and marketing to expand our global brand awareness, promote new products, increase our customer base and expand sales within our existing customer base; and

•	legal, accounting, information technology and other administrative expenses to facilitate our transition to, and sustain our operations as, a public company.

We need to increase our revenue to achieve and maintain profitability in the future. We cannot assure you that our revenue will continue to grow or that it will not decline. In addition, we anticipate that new product introductions will adversely impact our gross margin in the near to intermediate term due to the increasing frequency of these product introductions and their anticipated increased share of our overall product volume. Our revenue may decline or we may incur significant losses for a number of reasons, including the other risks and uncertainties described in these Risk Factors.

The pace of our revenue growth has been volatile, and we cannot assure you that we will continue to achieve consistent revenue growth.

We have experienced volatile revenue growth and demand for our products since launching our first product in 2005. Our revenue grew 75.3% in fiscal 2014 over fiscal 2013, 8.9% in fiscal 2015 over fiscal 2014, 6.8% in fiscal 2016 over fiscal 2015 and 10.1% in fiscal 2017 over fiscal 2016, and our revenue grew 11.0% in the nine months ended June 30, 2018 over the nine months ended July 1, 2017. Our historical revenue growth rates therefore should not be considered indicative of our future performance. Additionally, because our ability to achieve continued growth will depend on our ability to execute on our product roadmap, we cannot guarantee that our revenue will continue to grow. In order for our revenue growth to continue, and for the volatility of our growth to stabilize, we will need to be successful in determining the market opportunity for new products and developing and delivering products that appeal to consumers and stimulate demand. If we are unable to do so, our revenue may not grow as anticipated or at all, and the trading price of our common stock may decline.

The volatility of our revenue growth could cause our operating expenses to exceed our revenue in some periods. The unpredictable nature of the growth and expansion of our business and product offerings also places a continuous and significant strain on our management, operational and financial resources. In future periods, we could experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our operating results and our stock price could be harmed.

Our operating results depend on a number of factors and are likely to fluctuate from quarter to quarter, which makes them difficult to predict and which could cause the trading price of our common stock to decline.

Our operating results and other key metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	fluctuations in demand for our products, including seasonal variations;

•	the timing and success of new product introductions, which products initially tend to have a lower gross margin;

•	the timing and success of new product introductions by our competitors;

•	pricing pressure as a result of competition or otherwise;

•	shifts in product, geographic or channel mix;

•	the imposition of tariffs and other trade barriers, and the effects of retaliatory trade measures;

•	delays or disruptions in our supply, manufacturing or distribution chain;

•	fluctuations in costs and availability of raw materials and components, and in other manufacturing costs;

•	fluctuations in levels of channel inventory;

•	amount and timing of sales and marketing and other operating expenses related to maintenance and expansion of our business;

•	negative publicity about our products;

•	adverse litigation judgments, settlements or other litigation-related costs, especially from litigation involving alleged patent infringement or defense of our patents;

•	fluctuations in foreign exchange rates;

•	changes in tax rates or adverse changes in tax laws that expose us to additional income tax liabilities;

•	natural disasters, geopolitical unrest, war, terrorism and other catastrophes outside of our control; and

•	general economic conditions in domestic or international markets.

Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our operating results. As a result, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of investors or any analysts that cover us with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could fall substantially.

The success of our business depends on the continued growth of the voice-enabled speaker market, and our ability to establish and maintain market share.

We have increasingly focused our product roadmap on voice-enabled speakers, and we recently introduced our first voice-enabled speaker, Sonos One, in October 2017, and our first voice-enabled home theater speaker, Sonos Beam, in July 2018. The voice-enabled speaker market and the voice-enabled smart home systems market are still in the early stages of development. If these markets do not continue to grow, or grow in unpredictable ways, our revenue may fall short of expectations and our operating results may be harmed, particularly since we incur substantial costs to introduce new products in advance of anticipated sales. Additionally, even if the market for voice-enabled speakers does expand, we may not be successful in developing and selling speakers that appeal to consumers or gain sufficient market acceptance. To succeed in this market, we will need to design, produce and sell innovative and compelling products and partner with other businesses that enable us to capitalize on new technologies. We also face intense competition in our markets, and we are dependent on a number of technology partners for the development of our products, some of which have developed or may develop and sell voice-enabled speaker products of their own. For example, Sonos One and Sonos Beam feature voice-control enablement powered by Amazon’s Alexa technology while Amazon currently competes by offering speaker products of their own. As we continue to execute on our product roadmap, our success in introducing voice-enabled speakers enabled with third-party technology, especially voice control, will increasingly depend on the willingness of our technology partners, many of which sell or may develop products that compete with ours, to continue to promote and enhance our products. These technology partners may cease doing business with us or disable the technology they provide our products for a variety of reasons, including to promote their products over our own. If these partners disable the integration of their technology into our products, demand for our products may decrease and our sales may be harmed. We cannot assure you that the resources we invest in research and development, existing or alternative technology partnerships, marketing and sales will be adequate for us to be successful in establishing and maintaining a large share of the voice-enabled speaker market. If we are not able to capture and sustain market share, our future revenue growth will be negatively impacted.

To remain competitive and stimulate consumer demand, we must successfully manage frequent new product introductions and transitions.

Due to the highly volatile and competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. The successful introduction of our new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. In recent years, we have experienced delays in bringing new products to market, along with higher-than-expected costs in doing so. We face significant challenges in managing the risks associated with new product introductions and production ramp-up issues, including accurately forecasting initial consumer demand, as well as the risk that new products may have quality or other defects in the early stages of introduction. In addition, new and upgraded products can affect the sales and profitability of existing products. Accordingly, if we cannot properly manage the introduction of our new products, our operating results and financial condition may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.

Our products are manufactured by a single contract manufacturer, and we may be unable to operate our business if our manufacturer is unable to manufacture our products or ends its relationship with us.

We depend on a single manufacturer, Inventec Appliances Corporation ("Inventec") to manufacture our products on a non-exclusive basis. Our reliance on a sole manufacturer increases the risk that, in the event of an interruption in Inventec’s operations, whether due to a natural catastrophe, labor dispute or otherwise, we would not be able to develop an alternate source without incurring material additional costs and substantial delays. Additionally, Inventec can terminate its agreement with us for any reason with 180 days’ advance notice. If Inventec breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, we may be severely delayed or fully prevented from selling our products. If Inventec were unable to perform its obligations or were to end its relationship with us, it would take up a significant amount of time to identify and onboard a new manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. A violation of labor, environmental, intellectual property or other laws by Inventec, or a failure of Inventec to follow generally accepted ethical business practices, could create negative publicity, harm our reputation and require us to contract with a new manufacturer. Identifying a new manufacturer would require us to evaluate and approve their quality control systems, technical capabilities, responsiveness, service, financial stability, regulatory compliance and labor and other ethical practices. Any material disruption in our relationship with Inventec would harm our ability to compete effectively and satisfy demand for our products, and could adversely impact our revenue, gross margin and operating results.

We depend on a limited number of third-party components suppliers and logistics providers. Our business may be harmed if these parties do not perform their obligations or if they suffer interruptions to their own operations, or if alternative component sources are unavailable or if there is an increase in the costs of these components.

We are dependent on a limited number of suppliers for various key components used in our products, and the cost, quality and availability of these components are essential to the successful production and sale of our products. We have sole-source suppliers, particularly for product-specific mechanical enclosures, and single- source suppliers, particularly for processor components. We are subject to the risk of shortages and long lead times in the supply of these components and other materials, and the risk that our suppliers discontinue or modify, or increase the price of, the components used in our products. If the supply of these components were to be delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. Further, if there were a shortage of supply, the cost of these components may increase and harm our ability to sell our products on a cost-effective basis. For example, similar to other companies in the electronics industries, we have from time to time experienced shortages of random-access memory that is integral to manufacturing our products. More recently, the global supply of multilayer ceramic capacitors, which are components used across the consumer electronics industry as well as in all of our products, is experiencing shortages due to an imbalance of global demand and supply capacity, resulting in related price increases that we expect will negatively impact our gross margin through calendar year 2019. In connection with any supply shortages in the future, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may result in decreased sales or force us to increase prices and face a corresponding decrease in demand for our products. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. This would harm our ability to sell our products in order to meet market demand and could materially and adversely affect our brand, image, business prospects and operating results.

We use a small number of logistics providers for substantially all of our product delivery to both distributors and retailers. If one of these providers, such as Ingram Micro, Inc., were to experience financial difficulties or disruptions in its business, our own operations could be adversely affected. Because substantially all of our products are distributed from a small number of locations and by a small number of companies, we are susceptible to both isolated and system-wide interruptions caused by events out of our control. Our distribution facilities employ computer-controlled and automated equipment, and thus may be vulnerable to computer viruses or other security risks, as well as to electronic or power interruptions or other system failures. Any disruption to the operations of our distributions facilities could delay product delivery, harm our reputation among our customers and adversely affect our operating results and financial condition.

We have limited control over these parties on which our business depends. If any of these parties fails to perform its obligations on schedule, or breaches or ends its relationship with us, we may be unable to satisfy demand for our products. Delays, product shortages and other problems could impair our retail distribution and brand image and make it difficult for us to attract new customers. If we experience significantly increased demand, or if we need to replace an existing supplier or logistics provider, we may be unable to supplement or replace such supply or logistics capacity on terms that are acceptable to us, which may undermine our ability to deliver our products to customers in a timely manner. Further, we do not have long-term contracts with all of these parties, and there can be no assurance that we will be able to renew our contracts with them on favorable terms or at all. Accordingly, a loss or interruption in the service of any key party could adversely impact our revenue, gross margin and operating results.

Our investments in marketing may not yield the results we expect.

In recent years, we have significantly expanded our financial commitment to marketing our products. Such efforts include direct marketing to consumers to promote awareness of our products, and of our brand in general. These efforts may not yield the results we anticipate and may prove more expensive than we currently anticipate, and revenue may not increase sufficiently to offset these higher expenses. Failures in our marketing efforts could adversely impact our business, financial condition and results of operations.

The home audio and consumer electronics industries are highly competitive. Competition presents an ongoing threat to the success of our business.

The markets in which we operate are extremely competitive and rapidly evolving, and we expect that competition will intensify in the future. Our competition includes established, well-known sellers of speakers and home sound systems such as Bang & Olufsen, Bose, Samsung (and its subsidiaries Harman Kardon and JBL), Sony and Sound United (and its subsidiaries Denon and Polk), and developers of voice-enabled speakers and systems such as Amazon, Apple and Google. We could also face competition from new market entrants, some of whom might be current partners of ours. In order to deliver products that appeal to changing and increasingly diverse consumer preferences, and to overcome the fact that a relatively high percentage of consumers may already own or use products that they perceive to be similar to those that we offer, we must develop superior technology, anticipate increasingly diverse consumer tastes and rapidly develop attractive products with competitive selling prices. Even if we are able to efficiently develop and offer innovative products at competitive selling prices, our operating results and financial condition may be adversely impacted if we are unable to effectively anticipate and counter the ongoing price erosion that frequently affects consumer products or if the average selling prices of our products decrease faster than we are able to reduce our manufacturing costs.

Most of our competitors have greater financial, technical and marketing resources available to them than those available to us, and, as a result, they may develop competing products that cause the demand for our products to decline. Our current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties in order to increase the abilities of their products to address the needs of our prospective customers, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. To remain competitive, we may also need to increase our selling and marketing expenses. We may not have the financial resources, technical expertise or marketing and sales capabilities to continue to compete successfully. A failure to efficiently anticipate and respond to these established and new competitors may adversely impact our business and operating results.

Further, our current and prospective competitors may consolidate with each other or acquire companies that will allow them to develop products that better compete with our products. Such consolidation would intensify the competition that we face and may also disrupt or lead to termination of our distribution, technology and content partnerships. For example, if one of our content partners were to acquire a home audio hardware company, that partner may decide to disable the streaming functionality of its service with our products. If we are unable to compete with these consolidated companies or if consolidation in the market disrupts our partnerships or reduces the number of companies we partner with, our business would be adversely affected.

Conflicts with our distribution and technology partners could harm our business and operating results.

Several of our existing products compete, and products that we may offer in the future could compete, with the product offerings of some of our significant channel and distribution partners, which partners have greater financial resources than we do. Amazon and Apple, for example, already offer products that compete with ours. To the extent products offered by our partners compete with our products, they may choose to promote their own products over ours, or could end our partnerships and cease selling or promoting our products entirely. If our distribution partners, such as Amazon and Apple, continue to compete with us more directly in the future, they would be able to market and promote their products more prominently than they market and promote our products, and could refuse to promote or offer our products for sale alongside their own, or at all, in distribution channels. Any reduction in our ability to place and promote our products, or increased competition for available shelf or website placement, especially during peak retail periods, such as the holiday shopping season, would require us to increase our marketing expenditures and to seek other distribution channels in order to promote our products. If we are unable to effectively sell our products due to conflicts with our distribution partners, our business would be harmed.

We are currently developing voice-enabled speaker systems that are enhanced with the technology of our partners, including those who sell competing products. We introduced Sonos One in October 2017 and Sonos Beam in July 2018, which are both voice- enabled speakers that feature voice-control enablement powered by Amazon’s Alexa technology. Our current agreement with Amazon allows Amazon to disable the Alexa integration in our Sonos One or Sonos Beam products with limited notice. As such, it is possible that Amazon, which sells products that compete with ours, may on limited notice disable the integration, which would cause our Sonos One or Sonos Beam products to lose their voice-enabled functionality. Amazon could also begin charging us for this integration which would harm our operating results. We are working to establish partnerships with other companies that have developed voice-control enablement technology, but we cannot assure you that we will be successful in doing so. If Amazon does not maintain the Alexa integration, if Amazon seeks to charge us for this integration, if we have not developed alternative partnerships for similar voice-enabled products or if we have not developed such products on our own, our sales may decline, our reputation may be harmed and our business and operating results may suffer.

Many of our current and potential partners have business objectives that may drive them to sell their speaker products at a significant discount to ours. Amazon and Google, for example, both currently offer their speaker products at significantly lower prices than Sonos One and Sonos Beam. Many of these partners may subsidize these prices and seek to monetize their customers through the sale of additional services rather than the speakers themselves. Our business model, by contrast, is dependent on the sale of our speakers. Should we be forced to lower the price of our products in order to compete on a price basis, our operating results could be harmed.

Competition with our content partners could cause these partners to cease to allow their content to be streamed on our products, which could lower product demand.

Demand for our products depends in large part on the availability of streaming third-party content that appeals to our existing and prospective customers. Compatibility with streaming music services, podcast platforms and other content provided by our content partners is a key feature of our products. To date, all of our arrangements have been entered into on a royalty-free basis. Some of these content partners compete with us already, and others may in the future produce and sell speakers along with their streaming services. Additionally, other content partners may form stronger alliances with our competitors in the home audio market. Any of our content partners may cease to allow their content to be streamed on our products for a variety of reasons, including to promote other partnerships or their products over our own, or seek to charge us for this streaming. If this were to happen, demand for our products could decrease and our operating results could be harmed.

If we are unable to accurately anticipate market demand for our products, we may have difficulty managing our production and inventory and our operating results could be harmed.

We must forecast production and inventory needs in advance with our suppliers and manufacturer, and our ability to do so accurately could be affected by many factors, including an increase or decrease in customer demand for our products or those of our competitors, the success of new products in the market, sales promotions by us or our competitors, channel inventory levels and unanticipated shifts in general economic conditions or consumer confidence levels. Such a rapid increase in production could also cause a decline in manufacturing quality and customer satisfaction. If demand does not meet our forecast, excess product inventory could force us to write-down or write-off inventory, or to sell the excess inventory at discounted prices, which could cause our gross margin to suffer and could impair the strength of our brand. In addition, if we were to have excess inventory, we may have reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease purchase of our products in subsequent periods. If demand exceeds our forecast and we do not have sufficient inventory to meet this demand, we would have to rapidly increase production and suffer higher supply and manufacturing costs that would lower our gross margin. Any of these scenarios could adversely impact our operating results and financial condition.

We experience seasonal demand for our products, and if our sales in high-demand periods are below our forecasts, our overall financial condition and operating results could be adversely affected.

Given the seasonal nature of our sales, accurate forecasting is critical to our business. Our fiscal year ends on the Saturday closest to September 30, the holiday shopping season occurs in the first quarter of our fiscal year and the typically slower summer months occur in our fourth fiscal quarter. Historically, our revenue has been significantly higher in our first fiscal quarter due to increased consumer spending patterns during the holiday season. We attempt to time our new product releases to coincide with relatively higher consumer spending in the first fiscal quarter, which contributes to this seasonal variation. Any shortfalls in expected first quarter revenue, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities, supply chain disruptions or for any other reason, could cause our annual operating results to suffer significantly. In addition, if we fail to accurately forecast customer demand for the holiday season, we may experience excess inventory levels or a shortage of products available for sale, which could further harm our financial condition and operating results.

If market demand for streaming music does not grow as anticipated or the availability and quality of streaming services does not continue to increase, our business could be adversely affected.

A large proportion of our customer base uses our products to listen to content via subscription-based streaming music services. Accordingly, we believe our future revenue growth will depend in significant part on the continued expansion of the market for streaming music. We cannot assure you that this market will continue to grow. The success of the streaming music market depends on the quality, reliability and adoption of streaming technology, and on the continued success of streaming music services such as Apple Music, Pandora, Spotify and TuneIn. In order to attract and retain customers, these services must continue to attract record labels, artists, other content providers and advertisers and all parties must be able to successfully monetize their streaming-based businesses over the long term. If the development of the streaming music market fails to keep pace with consumer demand expectations, the market for streaming music could decline and our business may be harmed. Additionally, we cannot assure you that the streaming music business model or the streaming music services we partner with will be successful over the long term. If the streaming music market in general declines or if the streaming services we partner with are not successful, demand for our products may suffer and our operating results may be adversely affected.

If we are not successful in expanding our direct-to-consumer sales channel by driving consumer traffic and consumer purchases through our website, our business and results of operations could be harmed.

We are currently investing in our direct-to-consumer sales channel, primarily through our website, and our future growth relies in part on our ability to attract consumers to this channel. We plan to invest in driving sales through this channel. The level of consumer traffic and volume of consumer purchases through our website depends in large part on our ability to provide a user-friendly and visually appealing interface, a seamless consumer experience, sufficient inventory and reliable, timely delivery of our products. Building this channel and improving our website and product delivery services will continue to require significant expenditures in marketing, software development and infrastructure. If we are unable to drive traffic to, and increase sales through, our website, our business and results of operations could be harmed. The success of direct-to-consumer sales through our website is subject to risks associated with e-commerce, including implementing and maintaining appropriate technology and systems, reliance on third-party service providers, data breaches and disruption of internet service. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business via our website may have an adverse impact on our results of operations.

Additionally, the expansion of our direct-to-consumer channel may alienate some of our channel partners and could cause a reduction in product sales from these partners. Channel partners may perceive themselves to be at a disadvantage based on the direct-to-consumer sales offered through our website. Due to these and other factors, conflicts in our sales channels could arise and cause channel partners to divert resources away from the promotion and sale of our products or to offer competitive products. Further, to the extent we use our mobile app to increase traffic to our website and increase direct-to-consumer sales, we will rely on application marketplaces such as the Apple App Store and Google Play to drive downloads of our mobile app. Apple and Google, both of which sell products that compete with ours, may choose to use their marketplaces to promote their competing products over ours or may make access to our app more difficult. Any of these situations could adversely impact our business and results of operations.

We sell our products through a limited number of key channel partners, and the loss of any such channel partner would adversely impact our business.

We are dependent on our channel partners for a vast majority of our product sales. Some of our key channel partners include Best Buy, which accounted for 16% of our revenue in fiscal 2017, and the ALSO Group, our distributor in Germany, Sweden, Denmark and Norway, which accounted for 12% of our revenue in fiscal 2017. We do not enter into long-term volume commitments with our major channel partners. If one or several of our channel partners were to discontinue selling our products, increase their promotion of competing products or choose to promote competing products over ours, the volume of our products sold to customers could decrease, which could in turn harm our business. In addition, the loss of a key channel partner for distribution would require us to identify and contract with alternative channel partners, or to rely more heavily on direct-to-consumer sales, which we may be unable to do successfully or which could prove time-consuming and expensive. In addition, revenue from our channel partners depends on a number of factors outside our control and may vary from period to period. If one or more of our channel partners were to experience serious financial difficulty as a result of weak economic conditions or otherwise, and were to reduce its inventory of our products or limit or cease operations, our business and results of operations would be significantly harmed. Consolidation of our channel partners in the future or additional concentration of market share among our channel partners may also exacerbate this risk.

Because we compete with many other providers of consumer products for placement and promotion of products in the stores of our channel partners, our success depends on our channel partners and their willingness to promote our products successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products in their stores, and they could give higher priority to other products. Our channel partners may also give their own products or those of our competitors better placement over our products in stores or online. If our channel partners do not effectively market and sell our products, or if they choose to use greater efforts to market and sell their own or our competitors’ products, our business, operating results and prospects may be adversely affected.

A significant disruption in our websites, servers or information technology systems, or those of our third-party partners, or flaws or other vulnerabilities in our products, could impair our customers’ listening experience or otherwise adversely affect our customers, damage our reputation and harm our business.

As a consumer electronics company, our website and mobile app are important presentations of our business, identity and brand, and an important means of interacting with, and providing information to, consumers of our products. We depend on our servers and centralized information technology systems, and those of third parties, for product functionality and to store intellectual property, forecast our business, maintain financial records, manage operations and inventory and operate other critical functions. Accordingly, we rely heavily on the accuracy, capacity and security of both our information technology systems and those of third parties. We allocate significant resources to maintaining our information technology systems and deploying network security, data encryption, training and other measures to protect against unauthorized access or misuse. Nevertheless, our websites and information technology systems, and those of the third parties we rely on, are susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, structural or operational failures, computer viruses, hacking attacks, telecommunication failures, user error, malfeasance, system upgrades, integration or migration, and other foreseeable and unforeseeable events. All of our products are connected to the internet and receive periodic software updates from our servers and it is possible that such servers could be compromised, resulting in the delivery of malicious code, severely hampering product functionality. System failures and disruptions could impede the manufacturing and shipping of products, delivery of online services, functionality of our products, transactions processing and financial reporting, and could result in the loss of intellectual property or data, require substantial repair costs and damage our reputation and business relationships. Such failures and disruptions could therefore adversely affect our reputation, competitive position, financial condition and results of operations.

For example, we use Amazon Web Services ("AWS") to maintain the interconnectivity of our mobile app to our servers and those of the streaming services that our customers access to enjoy our products. Our brand, reputation and ability to retain and attract new customers depend on the reliable performance of our technology and cloud-based content delivery. Because AWS runs its own platform that we access, we are vulnerable to both system-wide and Sonos-specific service outages at AWS. Our access to AWS’ infrastructure could be limited by a number of potential causes, including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. If we were to experience an AWS service interruption, or if the security of the AWS infrastructure were compromised or believed to have been compromised, our ability to serve our customers and our reputation with current and potential customers would be negatively impacted.

Additionally, our products may contain flaws that make them susceptible to unauthorized access or use. For example, we previously discovered a vulnerability in our products that could be exploited when a customer visited a website with malicious content, allowing the customer’s local network to be accessed by third parties who could then gain unauthorized access to the customer’s playlists and other data and limited control of the customer’s devices. While we devote significant resources to address and eliminate flaws and other vulnerabilities in our products, there can be no assurance that our products will not be compromised in the future. Any such flaws or vulnerabilities, whether actual or merely potential, could harm our reputation, competitive position, financial condition and results of operations.

Changes in how network operators manage data that travel across their networks or in net neutrality rules could harm our business.

Our business relies in part upon the ability of consumers to access high-quality streaming content through the internet. As a result, the growth of our business depends partially on our customers’ ability to obtain low-cost, high-speed internet access, which relies in part on network operators’ continued willingness to upgrade and maintain their equipment as needed to sustain a robust internet infrastructure, as well as their continued willingness to preserve the open and interconnected nature of the internet. We exercise no control over network operators, which makes us vulnerable to any errors, interruptions or delays in their operations. Any material disruption in internet services could harm our business.

To the extent that the number of internet users continues to increase, network congestion could adversely affect the reliability of our platform. We may also face increased costs of doing business if network operators engage in discriminatory practices with respect to streamed audio content in an effort to monetize access to their networks by content providers. In the past, internet service providers ("ISPs") have attempted to implement usage-based pricing, bandwidth caps and traffic shaping or throttling. To the extent network operators create tiers of internet access service and charge our customers in direct relation to their consumption of audio content, our ability to attract and retain customers could be impaired, which would harm our business.

On December 14, 2017, the Federal Communications Commission announced that it was repealing the net neutrality rules adopted in 2015. Net neutrality rules were designed to ensure that all online content is treated the same by ISPs and other companies that provide broadband services. The repeal of the net neutrality rules could force us to incur greater operating expenses, cause our streaming partners to seek to shift costs to us or result in a decrease in the streaming-based usage of our platform by our customers, any of which would harm our results of operations.

Our investments in research and development may not yield the results expected.

Our business operates in intensely competitive markets characterized by changing consumer preferences and rapid technological innovation. Due to advanced technological innovation and the relative ease of technology imitation, new products tend to become standardized more rapidly, leading to more intense competition and ongoing price erosion. In order to strengthen the competitiveness of our products in this environment, we continue to invest heavily in research and development. However, these investments may not yield the innovation or the results expected on a timely basis, or our competitors may surpass us in technological innovation, hindering our ability to timely commercialize new and competitive products that meet the needs and demands of the market, which consequently may adversely impact our operating results as well as our reputation.

If we are not able to maintain and enhance the value and reputation of our brand, or if our reputation is otherwise harmed, our business and operating results could be adversely affected.

Our continued success depends on our reputation for providing high-quality products and consumer experiences, and the “Sonos” name is critical to preserving and expanding our business. Maintaining, promoting and positioning our brand depends largely on the success of our marketing efforts, the consistency of the quality of our products and our ability to successfully secure, maintain and defend the trademarks that are key to our brand. Each of these objectives requires significant expenditures, and there is no guarantee that we will be able to achieve these objectives successfully. If we fail to successfully maintain, promote and position our brand and protect our reputation, or if we incur significant expenses in this effort, our business, financial condition and operating results may be adversely affected. The value of our brand could also be severely damaged by isolated incidents, particularly if these incidents receive considerable negative publicity or result in litigation, and by events outside of our control. Additionally, in the United States, we rely on custom installers of home audio systems for a significant portion of our sales but maintain no control over the quality of their work and thus could suffer damage to our brand or business to the extent such installations are unsatisfactory or defective. The market demand for our products, the value of our brand and our reputation generally could be harmed if any such incidents or other matters erode consumer confidence in us or our products. Any negative effect on our brand, regardless of whether it is within our control, could adversely affect our reputation, business and results of operations.

Our efforts to expand beyond our core product offerings and into adjacent markets in the consumer electronics industry may not succeed and could adversely impact our business.

We may seek to expand beyond our core home sound systems and develop products that have wider applications in everyday life, such as commercial or office. Expanding into new markets would require us to devote substantial additional resources, and our ability to succeed in developing such products to address such markets is unproven. It is likely that we would need to hire additional personnel, partner with new third parties and incur considerable research and development expenses in order to pursue such an expansion successfully. We have less familiarity with consumer preferences in such markets and less product or category knowledge, and we could encounter difficulties in attracting new customers due to lower levels of consumer familiarity with our brand. As a result, we may not be successful in future efforts to achieve profitability from new markets or new types of products, and our ability to generate revenue from our existing products may suffer. If any such expansion does not enhance our ability to maintain or grow our revenue or recover any associated development costs, our operating results could be adversely affected.

We may choose to discontinue support for older versions of our products, resulting in customer dissatisfaction that could negatively affect our business and operating results.

We have historically maintained, and we believe our customers have grown to expect, extensive backward compatibility for our older products and the software that supports them, allowing older products to continue to benefit from new software updates. We expect that in the near to intermediate term, this backward compatibility will no longer be practical or cost-effective, and we may decrease or discontinue service for our older products. Therefore, if we no longer provide extensive backward capability for our products, we may damage our relationship with our customers, and the value proposition of our products with existing and prospective customers may decline. We may lose existing customers if their older products cannot integrate with newer versions of our software, and this may also result in negative publicity that could adversely affect our reputation and brand loyalty and impact our ability to attract new customers or sell new products to existing customers. For these reasons, any decision to decrease or discontinue backward capability may decrease sales and adversely affect our business, operating results and financial condition.

Product quality issues and a higher-than-expected number of warranty claims or returns could harm our business and operating results.

The products that we sell could contain defects in design or manufacture. Defects could also occur in the products or components that are supplied to us. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell, which could result in product recalls, product redesign efforts, loss of revenue, reputational damage and significant warranty and other remediation expenses. Similar to other consumer electronics, our products have a risk of overheating and fire in the course of usage or upon malfunction. Any such defect could result in harm to property or in personal injury. If we determine that a product does not meet product quality standards or may contain a defect, the launch of such product could be delayed until we remedy the quality issue or defect. The costs associated with any protracted delay necessary to remedy a quality issue or defect in a new product could be substantial.

We generally provide a one-year warranty on all of our products, except in the European Union (the "EU") and select other countries where we provide a two-year warranty on all of our products. The occurrence of any material defects in our products could expose us to liability for damages and warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, if any of our product designs are defective or are alleged to be defective, we may be required to participate in a recall campaign. In part due to the terms of our warranty policy, any failure rate of our products that exceeds our expectations may result in unanticipated losses. Any negative publicity related to the perceived quality of our products could affect our brand image and decrease retailer, distributor and consumer confidence and demand, which could adversely affect our operating results and financial condition. Further, accidental damage coverage and extended warranties are regulated in the United States at the state level and are treated differently within each state. Additionally, outside the United States, regulations for extended warranties and accidental damage vary from country to country. Changes in interpretation of the regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer our support services. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

The loss of one or more of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could harm our business.

We depend on the continued services and performance of our key personnel. The loss of key personnel, including key members of management as well as our product development, marketing, sales and technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, the loss of key personnel in our finance and accounting departments could harm our internal controls, financial reporting capability and capacity to forecast and plan for future growth.

As we become a more mature company, we may find our recruiting efforts more challenging. In particular, we have experienced difficulties in recruiting qualified software engineers. The equity incentives we currently use to attract, retain and motivate employees may not be as effective as in the past. In particular, we rely heavily on equity incentives to attract and retain employees, and if the value of the underlying common stock does not grow commensurate with expectations, we may not be able to effectively recruit new employees and we may risk losing existing employees. If we do not succeed in attracting, hiring and integrating high-quality personnel, or in retaining and motivating existing personnel, we may be unable to grow effectively and our financial condition may be harmed.

We may be subject to intellectual property rights claims and other litigation which are expensive to support, and if resolved adversely, could have a significant impact on us and our stockholders.

Companies in the consumer electronics industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we gain an increasingly high profile and face more intense competition in our markets, the possibility of intellectual property rights claims against us grows, including the threat of lawsuits from non-practicing entities seeking to undermine our intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use, and we may be subject to litigation and disputes. The costs of supporting such litigation and disputes is considerable, and there can be no assurance that a favorable outcome would be obtained. We may be required to settle such litigations and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we may be party fails to settle and we go to trial, we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations, limit our ability to use certain technologies, pay substantial amounts to the other party or issue additional shares of our capital stock to the other party, which would dilute our existing stockholders.

With respect to intellectual property rights claims, we may have to negotiate a license in order to continue practices found to be in violation of a third party’s rights. Any such license may not be available on reasonable terms and may significantly increase our operating expenses, or may not be available to us at all. As a result, we may also be required to develop alternative, non-infringing technology or practices or to discontinue the practices altogether. The development of alternative non-infringing technology or practices could require significant effort and expense and ultimately may not be successful, and our business and results of operations could be materially and adversely affected.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright and trade secret protection laws, to protect our proprietary rights. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent and trademark applications may not be approved and we may not be able to prevent infringement without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition and results of operations. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, we were involved in litigation with D&M Holdings Inc. d/b/a The D+M Group, D&M Holdings U.S. Inc. and Denon Electronics (USA),

LLC (collectively, "Denon"). In December 2017, we obtained a successful jury verdict that Denon has infringed and is infringing certain of our patents. We continued to litigate over the remaining patents-in-suit, as well as a countersuit that Denon had brought against us, and in May 2018, we settled this litigation in exchange for royalty payments from Denon. The cost of defending our intellectual property has been and may be substantial, and there is no assurance we will be successful. Additionally, our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may also lead to additional counterclaims against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.

The regulations of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. As our brand grows, we will likely discover unauthorized products in the marketplace that are counterfeit reproductions of our products. Although we may expend efforts to pursue counterfeiters, it is not practical to pursue all counterfeiters. If we are unsuccessful in pursuing producers or sellers of counterfeit products, continued sales of these products could adversely impact our brand, business, financial condition and results of operations.

Our use of open source software could negatively affect our ability to sell our products and could subject us to possible litigation.

We incorporate open source software into our products, and we may continue to incorporate open source software into our products in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our products that contained the open source software and required to comply with the foregoing conditions. Any of the foregoing could disrupt and harm our business and financial condition.

We collect, store, process and use our customers’ personally identifiable information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security and data protection. Any cybersecurity breaches or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.

We collect, store, process and use our customers’ personally identifiable information and other data, and we rely on third parties that are not directly under our control to do so as well. While we take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. There have been a number of recent reported incidents where third parties have used software to access the personal data of their partners’ customers for marketing and other purposes. While our privacy policies currently prohibit such activities, our third-party service providers or partners may engage in such activity without our knowledge or consent. If we or our third- party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our products could decrease and we could be exposed to a risk of loss, litigation and regulatory proceedings. Depending on the nature of the information compromised in a data breach, disruption or other unauthorized access to our customers’ data, we may also have obligations to notify customers about the incident and we may need to provide some form of remedy for the individuals affected. Such breach notification laws continue to develop and may be inconsistent across jurisdictions. Complying with these obligations could cause us to incur substantial costs and negative publicity. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a security breach.

Data protection laws may be interpreted and applied inconsistently from country to country, and often impose requirements that are inconsistent with one another. In addition, because various jurisdictions have different laws and regulations concerning the use, storage and transmission of such information, we may face complex and varied compliance requirements in existing markets as well as in new international markets that we seek to enter. Such laws and regulations, and the variation between jurisdictions, could subject us to elevated costs of security measures, liabilities or negative publicity that could adversely affect our business.

Regulatory scrutiny of privacy, data collection, use of data and data protection is intensifying globally, and the personal information and other data we collect, store, process and use is increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in Europe. These laws often develop in ways we cannot predict and may materially increase our cost of doing business, particularly as we expand the nature and types of products we offer. For example, the European Parliament has adopted the General Data Protection Regulation ("GDPR") which came into effect in May 2018 and superseded prior EU data protection legislation, imposes more stringent EU data protection requirements and provides for greater penalties for noncompliance. Further, following the decision by referendum in June 2016 to withdraw the United Kingdom from the EU, the United Kingdom has initiated the formal process to leave the EU, creating uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the pending GDPR and how data transfers to and from the United Kingdom will be regulated. Additionally, although we are making use of the EU Standard Contractual Clauses with regard to the transfer of certain personal data to countries outside the European Economic Area (the "EEA"), some regulatory uncertainty remains surrounding the future of data transfers from the EEA to the United States. Although we are closely monitoring regulatory developments in this area, any actual or perceived failure by us to comply with any regulatory requirements or orders or other domestic or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g. class action litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business.

Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which will come into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. However, legislators have stated that they intend to propose amendments to the CCPA, and it remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial expenditure in order to comply.

Further, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored only within that country. Russia adopted such a law in 2014, and it is expected that China will do so as well. If China or another country in which we have customers were to adopt a data localization law, we could be required to expand our data storage facilities there or build new ones in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.

Our international operations are subject to increased business and economic risks that could impact our financial results.

We have operations outside the United States, and we expect to continue to expand our international presence, especially in Asia. In fiscal 2017, 55% of our revenue was generated outside the United States. This subjects us to a variety of risks inherent in doing business internationally, including:

•	fluctuations in currency exchange rates;

•	political, social and/or economic instability;

•	risks related to governmental regulations in foreign jurisdictions and unexpected changes in regulatory requirements and enforcement;

•	higher levels of credit risk and payment fraud;

•	burdens of complying with a variety of foreign laws;

•	the cost of developing connected products for countries where Wi-Fi technology has been passed over in favor of more advanced cellular data networks;

•	tariffs, trade barriers and duties;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated due to having multiple international locations;

•	compliance with statutory equity requirements;

•	management of tax consequences;

•	protectionist laws and business practices that favor local businesses in some countries;

•	imposition of currency exchange controls;

•	greater fluctuations in sales to customers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable; and

•	delays from customs brokers or government agencies.

If we are unable to manage the complexity of our global operations successfully, or if the risks above become substantial for us, our financial performance and operating results could suffer. These factors may harm our results of operations. Also, any measures that we may implement to reduce risks of our international operations may not be effective, may increase our expenses and may require significant management time and effort. Entry into new international markets requires considerable management time and financial resources related to market, personnel and facilities development before any significant revenue is generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable.

In particular, we have significant operations in China, where many of the risks listed above are particularly acute. Our business, financial condition and results of operations may be materially adversely affected by economic, political, legal, regulatory, competitive and other factors in China. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement and control over economic growth. In addition, our operations in China are governed by Chinese laws, rules and regulations, some of which are relatively new. The Chinese legal system continues to rapidly evolve, which may result in uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations that could have a material adverse effect on our business. China also experiences high turnover of direct labor due to the intensely competitive and fluid market for labor, and the retention of adequate labor may be a challenge for our operations in China. If our labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our labor needs, then our business and results of operations could be adversely affected.

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed.

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. In July 2018, the Trump Administration announced a list of thousands of categories of goods, including electronics, that could face tariffs of up to 25%. It is expected that these tariffs will be finalized after a public comment period ending in early September 2018. If the tariff list remains unaltered, all of our inbound products to the United States would be subject to a tariff of up to 25% assessed on the cost of goods as imported. If these duties are imposed on our products, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. Even if the currently proposed duties are not imposed on our products, it is possible further tariffs will be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

We are susceptible to fluctuations in foreign currency exchange rates, which could result in declines in our reported revenue and operating results.

Our exposure to the effects of fluctuations in foreign currency exchange rates has grown with the continued expansion of our overseas operations, and primarily relates to non-U.S. dollar denominated sales and operating expenses worldwide. Unfavorable movement in currency exchange rates will adversely affect our results of operations and financial condition. While a significant percentage of our revenue is denominated in foreign currencies, the majority of our costs are denominated in U.S. dollars. This means that a strengthening of the U.S. dollar would adversely impact our reported financial results. The strengthening of foreign currencies may also increase our cost of product components denominated in those currencies, thus adversely affecting gross margin. Fluctuations in currency exchange rates may also make it more difficult to detect underlying trends in our business and results of operations. We may in the future engage in some hedging activities, such as the use of foreign currency forward and option contracts, to limit the risk of fluctuations in currency exchange rates. However, the use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. In addition, a strengthening of the U.S. dollar may increase the cost of our products to our customers outside of the United States, which may also adversely affect our financial condition and results of operations.

Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of products, which could negatively affect our operations and performance.

We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, us, our contract manufacturer or our suppliers or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers. Further, our headquarters are located in Santa Barbara, California, in a seismically active region that is also prone to forest fires. Any catastrophic event that occurred near our headquarters, or near our manufacturing facilities in China, could impose significant damage to our ability to conduct our business and could require substantial recovery time, which could have an adverse effect on our business, operating results and financial condition.

We must comply with extensive regulatory requirements, and the cost of such compliance, and any failure to comply, may adversely affect our business, financial condition and results of operations.

In our current business and as we expand into new markets and product categories, we must comply with a wide variety of laws, regulations, standards and other requirements governing, among other things, electrical safety, wireless emissions, health and safety, e-commerce, consumer protection, export and import requirements, hazardous materials usage, product-related energy consumption, packaging, recycling and environmental matters. Compliance with these laws, regulations, standards and other requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Our products may require regulatory approvals or satisfaction of other regulatory concerns in the various jurisdictions in which they are manufactured, sold or both. These requirements create procurement and design challenges that require us to incur additional costs identifying suppliers and manufacturers who can obtain and produce compliant materials, parts and products. Failure to comply with such requirements can subject us to liability, additional costs and reputational harm and, in extreme cases, force us to recall products or prevent us from selling our products in certain jurisdictions. If there is a new regulation, or change to an existing regulation, that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse effect on our business, financial condition and results of operations. Additionally, while we have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors and agents will not violate such laws and regulations or our policies and procedures.

We are subject to the Foreign Corrupt Practices Act (the "FCPA"), and our failure to comply with the laws and regulations there under could result in penalties which could harm our reputation, business and financial condition.

Due to our international operations, we are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. The FCPA also requires companies to maintain adequate recordkeeping and internal accounting practices to accurately reflect our transactions. Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. The FCPA and similar laws in other countries can impose civil and criminal penalties for violations. If we do not properly implement practices and controls with respect to compliance with the FCPA and similar laws, or if we fail to enforce those practices and controls properly, we may be subject to regulatory sanctions, including administrative costs related to governmental and internal investigations, civil and criminal penalties, injunctions and restrictions on our business activities, all of which could harm our reputation, business and financial condition.

Our corporate tax rate may increase, we may incur additional income tax liabilities and we may incur costs in complying with changing tax laws in the United States and abroad, which could adversely impact our cash flow, financial condition and results of operations.

We are a U.S.-based company subject to taxes in multiple U.S. and foreign tax jurisdictions. Our profits, cash flow and effective tax rate could be adversely affected by changes in the tax rules and regulations in the jurisdictions in which we do business, unanticipated changes in statutory tax rates and changes to our global mix of earnings. As we expand our operations, any changes in the U.S. or foreign taxation of such operations may increase our worldwide effective tax rate. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "Tax Act"), implementing a wide variety of changes to the U.S. tax system. Among other changes at the corporate level, the Tax Act includes (i) a reduction in the U.S. federal corporate income tax rate from 35% to 21%, (ii) further limitations on the deductibility of interest expense and certain executive compensation, (iii) the repeal of the corporate alternative minimum tax, (iv) the imposition of a territorial tax system with a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries and (v) a subjecting of certain foreign earnings to U.S. taxation through a base erosion anti-abuse tax and a new tax related to global intangible low taxed income. Additionally, certain foreign derived intangible income may prospectively be subject to a reduced rate of income tax from the statutorily enacted rate of 21%. Several of the new provisions of the Tax Act require clarification and guidance from the Internal Revenue Service (the "IRS") and the Treasury Department. These or other changes in U.S. tax law could impact our profits, cash flow and effective tax rate.

We are also subject to examination by the IRS and other tax authorities, including state revenue agencies and foreign governments. If any tax authority disagrees with any position we have taken, our tax liabilities and operating results may be adversely affected. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and results of operations. In addition, the distribution of our products subjects us to numerous complex and often-changing customs regulations. Failure to comply with these systems and regulations could result in the assessment of additional taxes, duties, interest and penalties. While we believe we are in compliance with local laws, there is no assurance that tax and customs authorities agree with our reporting positions and upon audit may assess us additional taxes, duties, interest and penalties. If this occurs and we cannot successfully defend our position, our profitability will be reduced.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of September 30, 2017, we had gross U.S. federal net operating loss carryforwards of $141.8 million, which expire beginning in 2026, and gross state net operating loss carryforwards of $75.3 million, which expire beginning in 2020, as well as $4.1 million in foreign net operating loss carryforwards, which have an indefinite life. Also as of September 30, 2017, we had U.S. federal and state research and development tax credit carryforwards of $18.8 million and $15.7 million. The federal research credits will begin to expire in the year 2025, and the state research credits will begin to expire in 2024. It is possible that we will not generate taxable income in time to use our net operating loss carryforwards before their expiration or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We last completed a study in 2015 to determine whether an ownership change had occurred under Section 382 or 383 of the Code, and we determined at that time that an ownership change may have occurred in 2012. As a result, our net operating losses generated through July 18, 2012 may be subject to limitation under Section 382 of the Code. The amount of pre-change loss carryforward which may be subject to this limitation is $46.8 million. Our ability to use net operating loss carry forwards and other tax attributes to reduce future taxable income and liabilities may be subject to limitations based on the ownership change of 2012, possible changes since that time or as a result of our initial public offering in August 2018 (the "IPO"). As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability to us.

We may need additional capital, and we cannot be certain that additional financing will be available.

Our operations have been financed primarily through cash flow from operating activities, borrowings under our credit facilities and net proceeds from the sale of our equity securities. We may require additional equity or debt financing to fund our operations and capital expenditures. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms if and when required, or at all.

We may acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our business strategy, we may make investments in complementary businesses, products, services or technologies. We have not made any material acquisitions to date and, as a result, our ability as an organization to successfully acquire and integrate other companies, products, services or technologies is unproven. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers or investors. In addition, if we fail to integrate successfully such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business and adversely affect our operating results.

We will need to improve our financial and operational systems in order to manage our growth effectively and support our increasingly complex business arrangements, and an inability to do so could harm our business and results of operations.

To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally, we will need to upgrade our operational and financial systems and procedures, improve the coordination between our various corporate functions and expand, train and manage our workforce adequately. Our efforts to manage the expansion of our operations may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. When implementing new or changing existing processes, we may encounter transitional issues and incur substantial additional expenses. We cannot be certain that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Delays or problems associated with any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, harm to our reputation and result in errors in our financial and other reporting, any of which could harm our business and operating results. We may not be able to manage our growth effectively, and as a result may not be able to take advantage of market opportunities, execute on expansion strategies or meet the demands of our customers. In particular, we anticipate that our legacy enterprise resource management system will need to be replaced in the near to intermediate term in order to accommodate our expanding operations. Such transitions can prove difficult and time consuming which can adversely impact our business and ability to timely prepare our external financial reports.

We have identified material weaknesses in our internal control over financial reporting and, if our remediation of these material weaknesses is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and the price of our common stock.

As a public company, we will be required to maintain internal control over financial reporting and to evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our second annual report on Form 10-K following our IPO, we will be required to provide a management report on internal control over financial reporting, as well as an attestation of our independent registered public accounting firm, assuming we are no longer an emerging growth company.

During 2017, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness related to an insufficient complement of experienced personnel with the requisite technical knowledge of financial statement disclosures and accounting for non-routine, unusual or complex events and transactions. This material weakness in our control environment contributed to an additional material weakness in that we did not maintain effective internal controls to address the accounting of non-routine, unusual or complex events and transactions and the related financial statement presentation of such transactions.

We are taking steps to address these control issues, including the following:

•	hiring of experienced additional accounting and financial reporting personnel; and

•	creation of additional controls including those designed to strengthen our review processes around financial statement disclosures and accounting for non-routine, unusual or complex transactions.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

We cannot assure you that the measures we have taken to date, and that we are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.

The process of designing and implementing internal control over financial reporting required to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") will be time consuming and costly. If during the evaluation and testing process, we identify additional material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (the "SEC") or other regulatory authorities, which could require additional financial and management resources.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

We are an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") and we are permitted to rely on exemptions from certain disclosure requirements. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, which could be as long as five years following the completion of our IPO, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced Public Company Accounting Oversight Board reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Risks Related to Ownership of Our Common Stock

The stock price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance.

The market price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $16.69 to $21.69 through September 5, 2018. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

•	overall performance of the equity markets and the economy as a whole;

•	changes in the financial projections we may provide to the public or our failure to meet these projections;

•	actual or anticipated changes in our growth rate relative to that of our competitors;

•	announcements of new products, or of acquisitions, strategic partnerships, joint ventures or capital- raising activities or commitments, by us or by our competitors;

•	additions or departures of key personnel;

•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	rumors and market speculation involving us or other companies in our industry;

•	the expiration of contractual lock-up or market standoff agreements; and

•	sales of shares of our common stock by us or our stockholders.

In addition, the stock market with respect to newly public companies, particularly companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of stock prices of these companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.

From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such projections involve risks, assumptions and uncertainties and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these Risk Factors, some or all of which are not predictable or within our control.

Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events or otherwise. In addition, various news sources, bloggers and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.

Our stock price and trading volume could decline if securities or industry analysts do not publish about our business, or if they publish unfavorable research.

Equity research analysts do not currently provide coverage of our common stock, and we cannot assure that any equity research analysts will adequately provide research coverage of our common stock. A lack of adequate research coverage may harm the liquidity and market price of our common stock. To the extent equity research analysts do provide research coverage of our common stock, we will not have any control over the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or publish other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

Sales of a substantial amount of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline. The 13,888,888 shares of our common stock sold in our IPO, as well as an additional 2,083,333 shares related to the exercise of the over-allotment option, are freely tradable in the public market without restrictions or further registration under the Securities Act of 1933, as amended (the “Securities Act”), except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144 and any applicable lock-up agreements described below. The remaining shares of our common stock are currently restricted from resale as a result of lock-up or market standoff agreements, as described below.

In connection with our IPO, our directors, executive officers and the holders of substantially all of our common stock and securities convertible into or exercisable for our common stock have entered into lock-up agreements or market standoff provisions in agreements with us that, for a period of at least 180 days from the date of our IPO and subject to certain exceptions, prohibit them from offering for sale, selling, contracting to sell, granting any option for the sale of, transferring or otherwise disposing of any shares of our common stock and of any securities convertible into or exercisable for our common stock, without the prior written consent of the underwriters in our IPO or us, as the case may be. Shares held by directors, executive officers, and other affiliates will also be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, a total of 182,000 shares of our common stock may become available for sale in the public market upon the exercise of currently outstanding stock options that would otherwise expire pursuant to their terms prior to 181 days after the date of our IPO, including shares held by one of our executive officers. The sale of shares issuable upon exercise of these expiring options have been exempted from the restrictions set forth in the lock-up agreements with the underwriters.

When the applicable lock-up and market standoff periods described above expire, we and our securityholders subject to a lock-up agreement or market standoff agreement will be able to sell shares of our common stock in the public market. In addition, the underwriters may, in their discretion, permit our securityholders to sell shares prior to the expiration of the restrictive provisions contained in the lock-up agreements. Sales of a substantial number of such shares upon expiration of the lock-up and market standoff agreements, the perception that such sales may occur or early release of these agreements could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

In addition, as of June 30, 2018, we had options outstanding that, if fully exercised, would result in the issuance of 45.4 million shares of our common stock. We have filed a registration statement on Form S-8 to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements and expiration of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market.

Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.

We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investments or otherwise. We also expect to grant equity awards to employees, directors and consultants under our 2018 Equity Incentive Plan and rights to purchase our common stock under our 2018 Employee Stock Purchase Plan, which will become effective at a future date upon determination by the compensation committee of our board of directors (the “Board”). Any such issuances could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock, and we do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of the Board. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. In addition, the terms of our credit facilities contain restrictions on our ability to declare and pay cash dividends on our capital stock.

Additional stock issuances could result in significant dilution to our stockholders.

Additional issuances of our capital stock will result in dilution to our existing stockholders. Also, to the extent outstanding options to purchase our capital stock are exercised, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise.

Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

There are provisions in our restated certificate of incorporation and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:

•	a classified Board so that not all members of the Board are elected at one time;

•	the ability of the Board to determine the number of directors and to fill any vacancies and newly created directorships;

•	a requirement that our directors may only be removed for cause;

•	a prohibition on cumulative voting for directors;

•	the requirement of a super-majority to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorization of the issuance of “blank check” preferred stock that the Board could use to implement a stockholder rights plan;

•	an inability of our stockholders to call special meetings of stockholders; and

•	a prohibition on stockholder actions by written consent, thereby requiring that all stockholder actions be taken at a meeting of our stockholders.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a three-year period beginning on the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our restated certificate of incorporation, our restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

From April 1, 2018 through August 2, 2018 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees, consultants and other services providers an aggregate of unregistered 635,070 shares of common stock upon the exercise of stock options under our 2003 Stock Plan.

These shares were issued pursuant to benefit plans and contracts related to compensation in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds from Registered Securities

In August 2018, we closed our IPO, in which we sold 6,388,888 shares of our common stock at our IPO price of $15.00 per share, including 833,333 shares sold in connection with the exercise of the underwriters’ option to purchase additional shares, and selling stockholders sold 9,583,333 shares of our common stock, including 1,250,000 shares pursuant to the underwriters' over-allotment option. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-226076), which was declared effective by the SEC on August 1, 2018. We raised aggregate net proceeds of $90.6 million from our IPO, after deducting underwriting discounts and commissions of $5.3 million. Additionally, offering costs incurred by us are expected to total approximately $4.6 million. There has been no material change in the planned use of proceeds from our IPO as described in the prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on August 2, 2018. The managing underwriters of our IPO were Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Item 6. Exhibit Index

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation					X
3.2	Restated Bylaws					X
4.1	Form of Common Stock Certificate	S-1	333-226076	4.01	7/6/18
10.1	Form of Indemnification Agreement entered into between Sonos, Inc. and each of its directors and executive officers	S-1	333-226076	10.01	7/6/18
10.2	2003 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-226076	10.02	7/6/18
10.3	2018 Equity Incentive Plan and forms of agreement thereunder	S-1/A	333-226076	10.03	7/23/18
10.4	2018 Employee Stock Purchase Plan and form of subscription agreement	S-1	333-226076	10.04	7/6/18
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Sonos, Inc.

Date: September 11, 2018	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: September 11, 2018	By:	/s/ Michael Giannetto
Michael Giannetto
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)