Form 10-Q
period 2018-12-29
Sonos Inc
filed 2019-02-07
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of January 31, 2019 the registrant had 100,843,109 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	As of
	December 29, 2018	September 29, 2018
Assets
Current assets:
Cash and cash equivalents	$307,373	$220,930
Restricted cash	187	190
Accounts receivable, net of allowances	121,654	73,214
Inventories	109,850	193,193
Prepaids and other current assets	13,196	10,073
Total current assets	552,260	497,600
Property and equipment, net	79,327	85,371
Deferred tax assets	699	941
Other noncurrent assets	3,500	3,586
Total assets	$635,786	$587,498

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$149,199	$195,159
Accrued expenses	59,871	38,687
Accrued compensation	18,782	33,371
Short-term debt	8,333	6,667
Deferred revenue	12,621	11,615
Other current liabilities	22,784	10,858
Total current liabilities	271,590	296,357
Long-term debt	31,449	33,097
Deferred revenue	42,832	39,352
Other noncurrent liabilities	9,887	10,334
Total liabilities	355,758	379,140

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value	101	101
Treasury stock	(11,072)	(11,072)
Additional paid-in capital	434,111	424,617
Accumulated deficit	(141,944)	(203,611)
Accumulated other comprehensive loss	(1,168)	(1,677)
Total stockholders’ equity	280,028	208,358
Total liabilities and stockholders’ equity	$635,786	$587,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	December 29, 2018	December 30, 2017
Revenue	$496,371	$468,950
Cost of revenue	301,082	272,749
Gross profit	195,289	196,201
Operating expenses
Research and development	37,095	33,529
Sales and marketing	65,852	94,025
General and administrative	23,823	22,374
Total operating expenses	126,770	149,928
Operating income	68,519	46,273
Other income (expense), net
Interest expense, net	(398)	(1,166)
Other income (expense), net	(3,999)	622
Total other income (expense), net	(4,397)	(544)
Income before provision for income taxes	64,122	45,729
Provision for income taxes	2,455	32
Net income	$61,667	$45,697

Net income attributable to common stockholders - basic	$61,667	$24,734
Net income attributable to common stockholders - diluted	$61,667	$26,633

Net income per share attributable to common stockholders - basic	$0.62	$0.42
Net income per share attributable to common stockholders - diluted	$0.55	$0.36

Weighted-average shares used in computing net income per share attributable to common stockholders - basic	100,148,106	58,772,641
Weighted-average shares used in computing net income per share attributable to common stockholders - diluted	112,088,672	73,546,144

Total comprehensive income
Net income	$61,667	$45,697
Change in foreign currency translation adjustment, net of tax	509	379
Comprehensive income	$62,176	$46,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at September 30, 2017	32,482,590	$90,341	59,339,336	$59	$200,301	(746,462)	$(10,161)	$(188,007)	$(2,165)	$27
Exercise of stock options	—	—	606,042	1	2,279	—	—	—	—	2,280
Purchase of treasury stock	—	—	—	—	—	(43,572)	(655)	—	—	(655)
Stock-based compensation expense	—	—	—	—	9,537	—	—	—	—	9,537
Net income	—	—	—	—	—	—	—	45,697	—	45,697
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	379	379
Balance at December 30, 2017	32,482,590	$90,341	59,945,378	$60	$212,117	(790,034)	$(10,816)	$(142,310)	$(1,786)	$57,265

Balance at September 29, 2018	—	$—	100,868,250	$101	$424,617	(807,040)	$(11,072)	$(203,611)	$(1,677)	$208,358
Exercise of stock options	—	—	174,453	—	462	—	—	—	—	462
Stock-based compensation expense	—	—	—	—	9,032	—	—	—	—	9,032
Net income	—	—	—	—	—	—	—	61,667	—	61,667
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	509	509
Balance at December 29, 2018	—	$—	101,042,703	$101	$434,111	(807,040)	$(11,072)	$(141,944)	$(1,168)	$280,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	December 29, 2018	December 30, 2017
Cash flows from operating activities
Net income	$61,667	$45,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,867	9,546
Stock-based compensation expense	9,032	9,537
Other	475	182
Deferred income taxes	226	65
Foreign currency transaction (gain) loss	1,318	(615)
Changes in operating assets and liabilities:
Accounts receivable, net	(49,324)	(18,230)
Inventories, net	81,621	9,956
Other assets	(3,092)	(574)
Accounts payable and accrued expenses	(21,413)	21,684
Accrued compensation	(14,450)	(15,200)
Deferred revenue	4,598	3,384
Other liabilities	11,525	2,535
Net cash provided by operating activities	92,050	67,967
Cash flows from investing activities
Purchases of property and equipment	(5,372)	(12,410)
Net cash used in investing activities	(5,372)	(12,410)
Cash flows from financing activities
Proceeds from borrowings, net of borrowing costs	—	30,000
Repayments of borrowings	—	(30,000)
Payments for purchase of treasury stock	—	(655)
Proceeds from exercise of common stock options	462	2,280
Payments of offering costs	(567)	—
Net cash provided by (used in) financing activities	(105)	1,625
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(133)	652
Net increase (decrease) in cash, cash equivalents and restricted cash	86,440	57,834
Cash, cash equivalents and restricted cash
Beginning of period	221,120	130,788
End of period	$307,560	$188,622
Supplemental disclosure
Cash paid for interest	$658	$1,249
Cash paid for taxes, net of refunds	$1,312	$192
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$2,803	$6,479
Deferred offering costs in accounts payable and accrued expenses	$18	$1,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business overview and basis of presentation

Description of business

Sonos, Inc. and its wholly owned subsidiaries (collectively, “Sonos,” the “Company,” “we,” “us” or “our”) designs, develops, manufactures and sells multi-room audio products. The Sonos sound system provides customers with an immersive listening experience created by the design of its speakers and components, a proprietary software platform and the ability to stream content from a variety of sources throughout the home over the customer’s wireless network.

The Company’s products are sold through third-party physical retailers, including custom installers of home audio systems. The Company also sells through select e-commerce retailers and its website sonos.com. The Company’s products are distributed in over 50 countries through its wholly owned subsidiaries: Sonos Europe B.V., Beijing Sonos Technology Co., Ltd., Sonos Japan GK and Sonos Australia Pty Ltd., located in the Netherlands, China, Japan and Australia, respectively.

Basis of presentation and preparation

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet as of December 29, 2018 has been derived from the audited financial statements of the Company. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the three months ended December 29, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on November 28, 2018.

The Company has a 4-4-5 fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week months followed by a 5-week “month.” An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2015. The three months ended December 29, 2018 and December 30, 2017 spanned 13 weeks each. As used in this Quarterly Report on Form 10-Q, “fiscal 2019” refers to the fiscal year ending September 28, 2019 and “fiscal 2018” refers to the fiscal year ended September 29, 2018.

Initial public offering

On August 6, 2018, the Company completed its initial public offering (the “IPO”) of its common stock, in which it sold 6,388,888 shares of its common stock, including 833,333 shares of its common stock pursuant to the underwriters’ over-allotment option, and selling stockholders sold 9,583,333 shares of the Company’s common stock, including 1,250,000 shares pursuant to the underwriters’ over-allotment option. The shares were sold at the IPO price of $15.00 per share for net proceeds of $90.6 million, after deducting underwriting discounts and commissions of $5.3 million. Additionally, offering costs incurred by the Company totaled approximately $4.6 million. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 32,482,590 shares of common stock on a one-for-one basis.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

2. Summary of significant accounting policies

There have been no changes in the Company’s significant accounting policies, recently adopted accounting pronouncements, or recent accounting pronouncements pending adoption from those disclosed in the Annual Report, except as noted below.

Recently adopted accounting pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. In the first quarter of fiscal 2019, the Company retrospectively adopted this standard to all periods presented in this Quarterly Report on Form 10-Q. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 removes the prohibition in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which enhances and clarifies the classification and presentation of restricted cash in the statement of cash flows. In the first quarter of fiscal 2019, the Company adopted this standard retrospectively to all periods presented in this Quarterly Report on Form 10-Q. The Company now includes restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling beginning and ending amounts shown on the statement of cash flows. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective November 5, 2018. In the first quarter of fiscal 2019, the Company adopted this standard for all periods presented in this Quarterly Report on Form 10-Q, presenting the activity of the stockholders’ equity accounts in the accompanying consolidated statements stockholders’ equity (deficit) for the periods presented.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Recent accounting pronouncements pending adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and other subsequent amendments to amend historical lease accounting in order to increase transparency and comparability among entities. The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This standard is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company expects to adopt the new lease standard in the first quarter of fiscal 2020. Upon adoption, the Company will recognize any qualifying right-of-use assets and lease liabilities on its condensed consolidated balance sheets, which will increase the Company’s total assets and total liabilities. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard resolves the diversity in practice concerning whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”). This standard specifies when a participant is a customer in a collaboration, adds unit of account guidance to align with Topic 606 and provides presentation guidance for collaborative arrangements. This guidance is effective for public entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the timing of the adoption and its impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350- 40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract, with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the timing of adoption and impact on the Company's consolidated financial statements.

3. Fair value measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The carrying values of the Company’s long-term debt approximate their fair values as of December 29, 2018 and September 29, 2018 as the debt carries a variable rate or market rates that approximate those currently available to the Company.

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of December 29, 2018 and September 29, 2018:

	December 29, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$100,111	$—	$—	$100,111

	September 29, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$140,588	$—	$—	$140,588

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

4. Revenue and geographic information

Disaggregation of revenue

Revenue by geographical region includes the applicable service revenue attributable to each region and is based on ship-to address, as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017

(In thousands)
Americas	$258,727	$231,738
Europe, Middle East and Africa (“EMEA”)	216,080	215,264
Asia Pacific (“APAC”)	21,564	21,948
Total revenue	$496,371	$468,950

Revenue from external customers is attributed to individual countries based on ship-to address and includes the applicable service revenue attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017

(In thousands)
United States	$237,112	$210,024
United Kingdom	54,497	54,263
Germany	56,055	57,691
Other countries	148,707	146,972
Total revenue	$496,371	$468,950

Revenue by product categories includes the applicable service revenue attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017

(In thousands)
Wireless speakers	$225,869	$273,385
Home theater speakers	210,237	148,430
Components	50,905	42,270
Other	9,360	4,865
Total revenue	$496,371	$468,950

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

5. Balance sheet components

Accounts receivable, net of allowances

Accounts receivable, net of allowances, consist of the following:

	December 29, 2018	September 29, 2018
(In thousands)
Accounts receivable	$156,999	$85,840
Allowance for doubtful accounts	(1,140)	(872)
Allowance for sales incentives	(34,205)	(11,754)
Accounts receivable, net of allowances	$121,654	$73,214

Inventories

Inventories, net, consist of the following:

	December 29, 2018	September 29, 2018
(In thousands)
Finished goods	$95,394	$176,181
Components	14,456	17,012
Inventories	$109,850	$193,193

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Changes in deferred revenue balances as of December 29, 2018 and December 30, 2017 were as follows:

	December 29, 2018	December 30, 2017

(In thousands)
Deferred revenue, beginning of period	$50,967	$45,567
Recognition of revenue included in beginning of period deferred revenue	(2,986)	(3,780)
Revenue deferred, net of revenue recognized on contracts in the respective period	7,472	7,226
Deferred revenue, end of period	$55,453	$49,013

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The Company expects the following recognition of revenue as of December 29, 2018:

	For the fiscal years ending
	2019	2020	2021	2022	2023 and Beyond	Total

(In thousands)
Revenue expected to be recognized	$9,451	$12,051	$10,638	$8,792	$14,521	$55,453

Other current liabilities

Other current liabilities consist of the following:

	As of
	December 29, 2018	September 29, 2018
(In thousands)
Reserve for returns	$13,920	$5,005
Product warranty liability	4,974	2,450
Other	3,890	3,403
Total other current liabilities	$22,784	$10,858

The following table presents the changes in the Company’s warranty liability for the three months ended December 29, 2018 and December 30, 2017 (in thousands):

	December 29, 2018	December 30, 2017
Warranty liability, beginning of period	$2,450	$2,437
Provision for warranties issued during the period	5,105	2,952
Settlements of warranty claims during the period	(2,581)	(2,404)
Warranty liability, end of period	$4,974	$2,985

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

6. Debt

The Company’s short- and long-term debt as of December 29, 2018 and September 29, 2018 was as follows:

	December 29, 2018		September 29, 2018
	Rate	Balance	Rate	Balance
(dollars in thousands)
J.P. Morgan Chase Bank, N.A Secured Term Loan (the “Term Loan”) (1)	4.8%	$40,000	4.8%	$40,000
Unamortized debt issuance costs (2)		(218)		(236)
Total indebtedness		$39,782		$39,764
Less short-term portion		(8,333)		(6,667)
Long-term debt		$31,449		$33,097

(1)	Bears interest at a variable rate equal to an adjusted LIBOR plus 2.25% and is payable quarterly. Due in October 2021, with quarterly principal payments beginning in July 2019.

(2)	Debt issuance costs are recorded as debt discount and recorded as interest expense over the term of the agreement.

The Company’s Secured Credit Facility with J.P. Morgan Chase Bank, N.A. (the “Credit Facility”) and the Term Loan require the Company to maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of December 29, 2018 and September 29, 2018, the Company was in compliance with all financial covenants.
The Company’s obligations under the Credit Facility and the Term Loan are collateralized by eligible inventory and accounts receivable of the Company as well as the Company’s intellectual property including patents and trademarks. As of both December 29, 2018 and September 29, 2018, the Company did not have any outstanding borrowings and $4.5 million in undrawn letters of credit that reduce the availability under the Credit Facility. As of December 29, 2018 and September 29, 2018, the Company had $39.8 million outstanding on the Term Loan.

7. Stock-based compensation

In 2003, the Company’s board of directors (the “Board”) established the 2003 Stock Plan (as amended, the “2003 Plan”). In July 2018, the Board adopted the 2018 Equity Incentive Plan (the “2018 Plan”) and ceased granting awards under the 2003 Plan. The 2018 Plan became effective in connection with the IPO. Any remaining shares of common stock available for issuance under the 2003 Plan on the effective date of the 2018 Plan were added to the shares of common stock reserved for issuance under the 2018 Plan as of such date, and additional shares of common stock that become available for issuance under the 2003 Plan in the future will instead become available for issuance under the 2018 Plan, as further discussed in the Annual Report.
Stock options
Pursuant to the 2018 Plan, the Company issues stock options to employees. The fair value of the stock options is based on the Company’s stock price on the date of grant. The option price, number of shares and grant date are determined at the discretion of the Board. For so long as the optionholder performs services for the Company, the options generally vest over 48 months, with cliff vesting after one year and generally vest on a monthly basis thereafter, and are exercisable for a period not to exceed ten years from the date of grant.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Intrinsic Value
			(in years)	(in thousands)
Outstanding at September 29, 2018	48,504,182	$10.33	6.6	$276,959
Granted	976,328
Exercised	(174,453)
Forfeited	(720,463)
Outstanding at December 29, 2018	48,585,594	$10.40	6.4	$98,745
At December 29, 2018
Options exercisable	32,514,889	$8.44	5.3	$98,745
Options vested and expected to vest	45,915,517	$10.16	6.3	$98,745

As of December 29, 2018 and September 29, 2018, the Company had $66.2 million and $71.5 million, respectively, of unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.5 and 2.6 years, respectively.

Restricted stock units
Pursuant to the 2018 Plan, the Company issues restricted stock units (“RSUs”) to employees. The fair value of RSUs is based on the Company’s stock price on the date of grant. RSUs typically have an initial annual cliff vest and then vest quarterly over the service period, which is generally four years. The summary of the Company’s unvested RSU activity is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Intrinsic Value
			(in thousands)
Unvested at September 29, 2018	—	$—	$—
Granted	579,841
Vested	—
Forfeited	—
Unvested at December 29, 2018	579,841	$14.91	$5,619
At December 29, 2018
Units expected to vest	434,360	$14.92	$4,209

As of December 29, 2018, the Company had $6.2 million of unrecognized stock-based compensation expense related to their RSUs, which is expected to be recognized over a weighted-average period of 3.9 years.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Stock-based compensation

Total stock-based compensation expense by function category was as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
(In thousands)
Cost of revenue	$184	$56
Research and development	3,604	3,381
Sales and marketing	2,681	3,986
General and administrative	2,563	2,114
Total stock-based compensation expense	$9,032	$9,537

8. Income taxes

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate, adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

The Company had an income tax expense of $2.5 million and less than $0.1 million for the three months ended December 29, 2018 and December 30, 2017, respectively. For the three months ended December 29, 2018, we calculated our U.S. income tax provision using the discrete method as though the interim year to date period was an annual period. We believe that the application of the estimated annual effective tax rate (“AETR”) method generally required by ASC 740 is impractical for the U.S. tax provision given that normal deviations in the projected pre-tax net income (loss) in the U.S. could result in a disproportionate and unreliable effective tax rate under the AETR method.

Tax Cuts and Jobs Act

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Tax Act”) into law, introducing significant changes to U.S. income tax law. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and the transition of U.S. international taxation from a worldwide tax system to a territorial system.

The Company is subject to certain of the provisions of the Tax Act during the year ending September 28, 2019. These provisions include a new tax on global intangible low-taxed income (“GILTI”), a deduction for foreign derived intangible income (“FDII”) and a minimum tax on certain transactions deemed to erode the U.S. tax base (“BEAT”). The Company has elected to account for GILTI as a period cost. In fiscal 2019, the Company does not believe that its effective tax rate will be materially impacted by GILTI or FDII, but the Company may be subject to BEAT. The total BEAT provision for the year is subject to change based on the Company’s results of operations and new Internal Revenue Service (“IRS”) guidance issued during the year.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. During the three months ended December 29, 2018, the Company completed the accounting for the elements of the Tax Act. The Company had previously not recorded a provision related to the Tax Act and has determined further adjustment was not required.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

9. Net income per share attributable to common stockholders

Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers its redeemable convertible preferred stock to be participating securities as the holders of redeemable convertible preferred stock were entitled to receive noncumulative dividends in the event that a dividend was paid on common stock. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 32,482,590 shares of common stock on a one-for-one basis.

Basic net income attributable to common stockholders per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income per share attributable to common stockholders adjusts the basic net income per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock options and restricted stock, using the treasury stock method, and convertible preferred stock using the as-if-converted method.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders:

	Three Months Ended
	December 29, 2018	December 30, 2017
(In thousands, except share and per share data)
Numerator:
Net income	$61,667	$45,697
Less: noncumulative dividend to preferred stockholders	—	(7,293)
Less: undistributed earnings to participating securities	—	(13,670)
Net income attributable to common stockholders—basic	$61,667	$24,734
Add: undistributed earnings reallocated to holders of common stock	—	1,899
Net income attributable to common stockholders—diluted	$61,667	$26,633
Denominator:
Weighted-average shares of common stock—basic	100,148,106	58,772,641
Weighted-average shares of common stock—diluted	112,088,672	73,546,144
Net income per share attributable to common stockholders:
Net income per share attributable to common stockholders—basic	$0.62	$0.42
Net income per share attributable to common stockholders—diluted	$0.55	$0.36

The following potentially dilutive shares were excluded from the computation of diluted net income per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended
	December 29, 2018	December 30, 2017
Convertible preferred stock	—	32,482,590
Stock options to purchase common stock	36,135,411	30,969,228
RSUs	247,744	—
Total	36,383,155	63,451,818

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

10. Commitments and contingencies

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

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of December 29, 2018 and September 29, 2018.

The Company is involved in certain other litigation matters not listed above but does not consider the matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

Item 2. Management's discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report.

We have a 4-4-5 fiscal year ending on the Saturday nearest September 30 each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week months followed by a 5-week “month.”

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

We generate revenue from the sale of our wireless speakers, home theater speakers and component products, as new customers buy our products and existing customers continue to add products to their Sonos home sound systems. We sell our products primarily through over 10,000 third-party physical retailers, including custom installers of home audio systems. We also sell through select e-commerce retailers and our website sonos.com. Our products are distributed in over 50 countries. We operate offices and development labs worldwide, with a significant presence in the United States, the Netherlands and China.

Key metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following additional key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are products sold, adjusted EBITDA and adjusted EBITDA margin.

Net income is the most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA. In the three months ended December 29, 2018 and December 30, 2017, we had net income of $61.7 million and $45.7 million, respectively.

	Three Months Ended
	December 29, 2018	December 30, 2017

(in thousands, except percentages)
Products sold	2,385	2,293
Adjusted EBITDA	$87,418	$65,356
Adjusted EBITDA margin	17.6%	13.9%

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

Adjusted EBITDA and adjusted EBITDA margin

We define adjusted EBITDA as net income adjusted to exclude the impact of stock-based compensation expense, depreciation, interest expense, net, other income (expense), net and provision for (benefit from) income taxes. We define adjusted EBITDA margin as adjusted EBITDA divided by revenue. See “Non-GAAP financial measures” below for information regarding our use of adjusted EBITDA and adjusted EBITDA margin and a reconciliation of net income to adjusted EBITDA.

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

We use these non-GAAP financial measures to evaluate our operating performance and trends and make planning decisions. We believe that these non-GAAP financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses and other items that we exclude in these non-GAAP financial measures. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making. Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income, which is the nearest U.S. GAAP equivalent of adjusted EBITDA, and the use of adjusted EBITDA margin rather than operating margin, which is the nearest U.S. GAAP equivalent of adjusted EBITDA margin. Some of these limitations are:

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

The following table presents a reconciliation of net income to adjusted EBITDA:

	Three Months Ended
	December 29, 2018	December 30, 2017
(in thousands, except percentages)
Net income	$61,667	$45,697
Depreciation	9,867	9,546
Stock-based compensation expense	9,032	9,537
Interest expense, net	398	1,166
Other (income) expense, net	3,999	(622)
Provision for income taxes	2,455	32
Adjusted EBITDA	$87,418	$65,356
Revenue	$496,371	$468,950
Adjusted EBITDA margin	17.6%	13.9%

Factors affecting performance

New product introductions. To date, new product introductions have had a positive impact on our revenue. New product launches and changes in our product mix can contribute to significant year-over-year revenue variability. When new products are introduced, initial sales of the product to our retail channel partners can lead to revenue that is higher than normal for the period. Additionally, although channels are typically filled before general availability, revenue recognition related to new product introductions is delayed until the date of general availability, which can magnify the impact of a new product launch in quarters where there is a general availability launch.

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

Components of results of operations

Revenue

We generate substantially all of our revenue from the sale of wireless speakers, home theater speakers and components. We also generate a small portion of our revenue from other revenue sources, such as the sale of Sonos and third-party accessories like speaker stands and wall mounts, as well as licensing revenue. Our revenue is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers. We also defer a portion of our revenue that is allocated to unspecified software upgrades and cloud-based services. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold, principally for sales denominated in the euro and the British pound.

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

Gross profit and gross margin

Our gross margin may, in the future, fluctuate from period to period based on a number of factors, including the mix of products we sell, the channel mix through which we sell our products and the foreign currency in which our products are sold. As we increase the pace of our product introductions, we expect our gross margin to decline in the near to intermediate term as new products gain a larger share of our overall product mix. We have historically seen that the gross margin for our newly released products are lowest at launch and have tended to increase over time as we realize cost efficiencies. In addition, our ability to reduce the cost of our products is critical to increasing our gross margin over the long term. In this regard, we believe our ability to achieve these results could potentially be impacted through calendar year 2019 due to an industry-wide supply shortage of certain electrical components, arising from an imbalance of global demand and supply capacity and related increases in the costs of these components.

Operating expenses

Operating expenses consist of research and development, sales and marketing and general and administrative expenses.

Research and development. Research and development expenses consist primarily of personnel-related expenses, consulting and contractor expenses, tooling, test equipment, prototype materials and related overhead costs. To date, software development costs have been expensed as incurred, because the period between achieving technological feasibility and the release of the software has been short and development costs qualifying for capitalization have been insignificant. We expect to continue to invest in research and development as we develop new products, but we anticipate that these expenses will decline as a percentage of our revenue over the long term. Further, research and development expenses may fluctuate from quarter to quarter with our investments in product development.

Sales and marketing. Sales and marketing expenses consist primarily of advertising and marketing promotions of our products and personnel-related expenses, as well as trade show and event costs, sponsorship costs, consulting and contractor expenses, travel, product display expenses and related depreciation, customer care costs and overhead costs. We anticipate that these expenses may fluctuate as we introduce new products.

General and administrative. General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources and administrative personnel, as well as the costs of professional services, information technology, litigation expenses, patent costs, related overhead and other administrative expenses. We expect our general and administrative expenses to increase in absolute dollars due to the growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other costs associated with becoming a public company, but we anticipate these expenses will decline as a percentage of revenue over the long term.

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

Provision for income taxes

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

	Three Months Ended
	December 29, 2018	December 30, 2017
	(in thousands)
Revenue	$496,371	$468,950
Cost of revenue (1)	301,082	272,749
Gross profit	195,289	196,201
Operating expenses
Research and development (1)	37,095	33,529
Sales and marketing (1)	65,852	94,025
General and administrative (1)	23,823	22,374
Total operating expenses	126,770	149,928
Operating income	68,519	46,273
Other income (expense), net
Interest expense, net	(398)	(1,166)
Other income (expense), net	(3,999)	622
Total other income (expense), net	(4,397)	(544)

Income before provision for income taxes	64,122	45,729
Provision for income taxes	2,455	32
Net income	$61,667	$45,697
Adjusted EBITDA (2)	$87,418	$65,356

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Cost of revenue	$184	$56
Research and development	3,604	3,381
Sales and marketing	2,681	3,986
General and administrative	2,563	2,114
Total stock-based compensation expense	$9,032	$9,537

(2)	Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “Non-GAAP Financial Measures” above.

The following table sets forth selected condensed consolidated financial data for the periods indicated, expressed as a percentage of revenue (the table may not foot due to rounding):

	Three Months Ended
	December 29, 2018	December 30, 2017
Revenue	100.0%	100.0%
Cost of revenue (1)	60.7	58.2
Gross profit	39.3	41.8
Operating expenses
Research and development (1)	7.5	7.1
Sales and marketing (1)	13.3	20.1
General and administrative (1)	4.8	4.8
Total operating expenses	25.5	32.0
Operating income	13.8	9.9
Other income (expense), net
Interest expense, net	(0.1)	(0.2)
Other income (expense), net	(0.8)	0.1
Total other income (expense), net	(0.9)	(0.1)
Income before provision for income taxes	12.9	9.8
Provision for income taxes	0.5	—
Net income	12.4	9.7
Adjusted EBITDA margin (2)	17.6%	13.9%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Cost of revenue	—%	—%
Research and development	0.7	0.7
Sales and marketing	0.5	0.8
General and administrative	0.5	0.5
Total stock-based compensation expense	1.8%	2.0%

(2)	Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “Non-GAAP Financial Measures” above.

Comparison of the Three Months Ended December 29, 2018 and December 30, 2017

Revenue

	Three Months Ended		Change
	December 29, 2018	December 30, 2017	$	%
(dollars and products sold in thousands)
Americas	$258,727	$231,738	$26,989	11.6%
EMEA	216,080	215,264	816	0.4%
APAC	21,564	21,948	(384)	(1.7)%
Total revenue	$496,371	$468,950	$27,421	5.8%

Total products sold	2,385	2,293	92	4.0%

Comparison of the three months ended December 29, 2018 and December 30, 2017

Total revenue increased by $27.4 million, or 5.8%, from $469.0 million for the three months ended December 30, 2017 to $496.4 million for the three months ended December 29, 2018, primarily due to strong growth in home theater products related to the launch of our newest home theater product, Sonos Beam, which launched in July 2018, and an increase in sales of our Sub product. Revenue growth was also attributed to the early-access launch of Sonos Amp in November 2018.

Products sold increased by 0.1 million, or 4.0%, from 2.3 million for the three months ended December 30, 2017 to 2.4 million for the three months ended December 29, 2018. The volume growth was primarily driven by sales of Sonos Beam and the early-access launch of Sonos Amp. Volume growth was partially offset by a decrease in sales of our home theater products, Playbase and Playbar, and our wireless product, Play:3.

Revenue from the Americas increased $27.0 million, or 11.6%, from $231.7 million for the three months ended December 30, 2017 to $258.7 million for the three months ended December 29, 2018. The increase in Americas revenue was driven by strong growth in home theater products related to the launch of Sonos Beam, the addition of expanded retail distribution and growth in component products. Although sales of Sonos One increased year-over-year, revenue growth in the period was partially offset by decreased revenue in wireless products due to reduced sales of our Play:3 and Play:5.

Revenue from EMEA increased $0.8 million, or 0.4%, from $215.3 million for the three months ended December 30, 2017 to $216.1 million for the three months ended December 29, 2018. The increase in EMEA revenue was driven by growth in home theater products related to the launch of Sonos Beam, and was partially offset by decreases in other wireless products.

Revenue from APAC decreased $0.4 million, or 1.7%, from $21.9 million for the three months ended December 30, 2017 to $21.6 million for the three months ended December 29, 2018. The decrease in APAC revenue was driven by decreases in wireless products, and was partially offset by growth in home theater products related to the launch of Sonos Beam.

In constant U.S. dollars, total revenue increased by 7.6% for the three months ended December 29, 2018 compared to the three months ended December 30, 2017, which excludes the impact of foreign currencies weakening against the U.S. dollar. We calculate constant currency growth percentages by translating our prior-period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

Cost of revenue and gross profit

	Three Months Ended		Change
	December 29, 2018	December 30, 2017	$	%
(dollars in thousands)
Cost of revenue	$301,082	$272,749	$28,333	10.4%
Gross profit	$195,289	$196,201	$(912)	(0.5)%
Gross margin	39.3%	41.8%

Comparison of the three months ended December 29, 2018 and December 30, 2017

Cost of revenue increased $28.3 million, or 10.4%, from $272.7 million for the three months ended December 30, 2017 to $301.1 million for the three months ended December 29, 2018, primarily due to the 5.8% increase in revenue and a shift in product mix driven by the launch of Sonos Beam in July 2018. Gross margin decreased by 2.5% percentage points for the three months ended December 29, 2018 compared to the three months ended December 30, 2017, primarily due to the impact of lower margins in connection with the launch of our new Sonos Beam product in July 2018, as well as lower retail prices on our Play:1 and Play:3 speakers.

Research and development

	Three Months Ended		Change
	December 29, 2018	December 30, 2017	$	%
(dollars in thousands)
Research and development	$37,095	$33,529	$3,566	10.6%
Percentage of revenue	7.5%	7.1%

Comparison of the three months ended December 29, 2018 and December 30, 2017

Research and development expenses increased $3.6 million, or 10.6%, from $33.5 million for the three months ended December 30, 2017 to $37.1 million for the three months ended December 29, 2018. The increase was primarily due to higher personnel-related expenses of $3.9 million as we increased our headcount, particularly in software personnel as we continue to invest in new products and features.

Sales and marketing

	Three Months Ended		Change
	December 29, 2018	December 30, 2017	$	%
(dollars in thousands)
Sales and marketing	$65,852	$94,025	$(28,173)	(30.0)%
Percentage of revenue	13.3%	20.1%

Comparison of the three months ended December 29, 2018 and December 30, 2017

Sales and marketing expenses decreased $28.2 million, or 30.0%, from $94.0 million for the three months ended December 30, 2017 to $65.9 million for the three months ended December 29, 2018. The decrease was primarily due to a decrease of $19.9 million in marketing and advertising costs primarily related to reduced marketing expenses as we transitioned away from traditional paid media and we adopted more efficient direct-to-consumer and digital marketing tools. The decrease was also due to $8.0 million in reductions from personnel-related costs and lower allocated costs.

General and administrative

	Three Months Ended		Change
	December 29, 2018	December 30, 2017	$	%
(dollars in thousands)
General and administrative	$23,823	$22,374	$1,449	6.5%
Percentage of revenue	4.8%	4.8%

Comparison of the three months ended December 29, 2018 and December 30, 2017

General and administrative expenses increased $1.4 million, or 6.5%, from $22.4 million for the three months ended December 30, 2017 to $23.8 million for the three months ended December 29, 2018. The increase was primarily due to an increase in personnel-related costs of $1.1 million, predominantly driven by growth in headcount as we continued to invest in personnel and programs necessary to support our public company infrastructure.

Interest expense, net and other income (expense), net

	Three Months Ended		Change
	December 29, 2018	December 30, 2017	$	%
(dollars in thousands)
Interest expense, net	$(398)	$(1,166)	$768	65.9%
Other income (expense), net	$(3,999)	$622	$(4,621)	*
* not meaningful

Comparison of the three months ended December 29, 2018 and December 30, 2017

For the three months ended December 29, 2018, we had other expense of $4.0 million compared to other income of $0.6 million for the three months ended December 30, 2017. The change in other income (expense) was primarily due to foreign currency exchange losses. The change in interest expense, net was primarily due to a lower effective interest rate as a result of refinancing our term loan.

Provision for income taxes

	Three Months Ended		Change
	December 29, 2018	December 30, 2017	$	%
(dollars in thousands)
Provision for income taxes	$2,455	$32	$2,423	*
* not meaningful

Comparison of the three months ended December 29, 2018 and December 30, 2017

Provision for income taxes changed from a tax provision of less than $0.1 million for the three months ended December 30, 2017 to a provision for income taxes of $2.5 million for the three months ended December 29, 2018.

For the three-months ended December 29, 2018, we recorded a provision for income taxes of $0.4 million for certain profitable foreign entities and a provision of $2.1 million for U.S. federal and state income tax for a total provision of $2.5 million. For the three months ended December 29, 2018, we calculated our U.S. income tax provision using the discrete method as though the interim year to date period was an annual period. We believe that the application of the estimated annual effective tax rate (“AETR”) method generally required by ASC 740 is impractical for the U.S. tax provision given that normal deviations in the projected pre-tax net income (loss) in the U.S. could result in a disproportionate and unreliable effective tax rate under the AETR method. We recorded a provision for income taxes of $0.2 million for certain profitable foreign entities and a benefit of $0.2 million as a result of U.S. tax reform for a total provision of less than $0.1 million for the three months ended December 30, 2017.

Liquidity and capital resources

Our operations are financed primarily through cash flow from operating activities, net proceeds from the sale of our equity securities, including net proceeds of $90.6 million from the closing of our IPO on August 6, 2018, and borrowings under our credit facilities. As of December 29, 2018, our principal sources of liquidity consisted of cash flow from operating activities, cash and cash equivalents of $307.4 million, including $41.5 million held by our foreign subsidiaries, and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of December 29, 2018, as they are required to fund needs outside the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

We believe our existing cash and cash equivalent balances, cash flow from operations and committed credit lines will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Credit facilities

Our credit facilities are as follows:

	As of
	December 29, 2018		September 29, 2018
	Rate	Balance	Rate	Balance
(dollars in thousands)
Term Loan (1)	4.8%	$40,000	4.8%	$40,000
Unamortized debt issuance costs (2)		(218)		(236)
Total indebtedness		$39,782		$39,764
Less short-term portion		(8,333)		(6,667)
Long-term debt		$31,449		$33,097

(1)	Bears interest at a variable rate equal to an adjusted LIBOR plus 2.25% and is payable quarterly. Due in October 2021, with quarterly principal payments beginning in July 2019.

(2)	Debt issuance costs are recorded as debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility and the Term Loan require us to maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of December 29, 2018 and September 29, 2018, we were in compliance with all financial covenants.
Obligations under the Term Loan and the Credit Facility are collateralized by our eligible inventory and accounts receivable as well as our intellectual property including patents and trademarks. As of both December 29, 2018 and September 29, 2018, we did not have any outstanding borrowings and $4.5 million in undrawn letters of credit that reduce the availability under the Credit Facility. As of both December 29, 2018 and September 29, 2018, we had $39.8 million outstanding on the Term Loan.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	December 29, 2018	December 30, 2017
(In thousands)
Net cash provided by (used in):
Operating activities	$92,050	$67,967
Investing activities	(5,372)	(12,410)
Financing activities	(105)	1,625
Effect of exchange rate changes	(133)	652
Net change in cash, cash equivalents and restricted cash	$86,440	$57,834

Cash flows from operating activities

Net cash provided by operating activities of $92.1 million for the three months ended December 29, 2018 consisted of net income of $61.7 million, non-cash adjustments of $20.9 million and a net increase in cash related to changes in operating assets and liabilities of $9.5 million. Non-cash adjustments primarily consisted of depreciation of $9.9 million and stock-based compensation expense of $9.0 million. The change in operating assets and liabilities was primarily due to a decrease in inventory of $81.6 million due to seasonality, an increase in other liabilities of $11.5 million and an increase in deferred revenue of $4.6 million. The increase in net change in operating assets and liabilities was offset by an increase in accounts receivable of $49.3 million driven by our first quarter fiscal 2019 revenue growth, a decrease in accounts payable and accrued expenses of $21.4 million related to the decrease in inventory and a decrease in accrued compensation of $14.5 million primarily related to the payment of bonuses that occurred in the three months ended December 29, 2018.

Net cash provided by operating activities of $68.0 million for the three months ended December 30, 2017 was primarily due to net income of $45.7 million, non-cash adjustments of $18.7 million and an increase in net change in operating assets and liabilities of $3.6 million. Non-cash adjustments primarily consisted of depreciation of $9.5 million and stock-based compensation expense of $9.5 million. The increase in net change in operating assets and liabilities was primarily due to a $21.7 million increase in accounts payable and accrued expenses related to amounts owed to our contract manufacturer and various other vendors, and a $10.0 million decrease in inventory due to the seasonality of our business. The increase in net change in operating assets and liabilities was partially offset by an $18.2 million increase in accounts receivable and a decrease of $15.2 million in accrued compensation due primarily to the payment of bonuses that occurred in the three months ended December 30, 2017.

Cash flows from investing activities

Cash used in investing activities for the three months ended December 29, 2018 of $5.4 million was due to payments for property and equipment, which were primarily comprised of marketing-related product displays and manufacturing-related tooling and test equipment used at our contract manufacturers to support the launch of new products.

Cash used in investing activities for the three months ended December 30, 2017 of $12.4 million was due to payments for property and equipment, which was primarily comprised of marketing-related purchases predominantly for product displays and manufacturing-related tooling and test equipment used at our contract manufacturers to support the launch of new products.

Cash flows from financing activities

Cash used in financing activities for the three months ended December 29, 2018 of $0.1 million primarily consisted of payment of offering costs of $0.6 million, partially offset by proceeds from exercise of stock options of $0.5 million.

Cash provided by financing activities for the three months ended December 30, 2017 of $1.6 million primarily consisted of net proceeds of $30.0 million from revolving credit facilities and proceeds from the exercise of stock options of $2.3 million. These increases were offset by a $30.0 million net paydown of our revolving credit facilities and a $0.7 million to repurchase common stock to provide liquidity for existing equityholders.

Commitments and contingencies

At December 29, 2018, we had $45.9 million in non-cancelable purchase commitments for inventory we expect to purchase in the remainder of fiscal 2019.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements, except as described above, and do not have any holdings in variable interest entities.

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

Other than recent accounting pronouncement adoptions discussed in Note 2 of our condensed consolidated financial statements, there have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report.

Item 3.    Quantitative and qualitative disclosures about market risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report. Our exposure to market risk has not changed materially, except as follows:

Foreign currency risk

Our inventory purchases are primarily denominated in U.S. dollars. Our international sales are primarily denominated in foreign currencies and any movement in the exchange rate between the U.S. dollar and the currencies in which we conduct sales in foreign countries could have an impact on our revenue, principally for sales denominated in the euro and the British pound. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to foreign currency exchange rate fluctuations.

We recognized a loss of $4.0 million and a gain of $0.6 million from foreign currency gains and losses for the three months ended December 29, 2018 and December 30, 2017, respectively. Based on transactions denominated in currencies other than respective functional currencies as of December 29, 2018, a hypothetical adverse change of 10% would have resulted in an adverse impact on income before income taxes of approximately $5.9 million for the three months ended December 29, 2018.

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
Based on the evaluation of our disclosure controls and procedures as of December 29, 2018, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in our internal control over financial reporting that were disclosed in our Annual Report, our disclosure controls and procedures were not effective as of December 29, 2018.
Notwithstanding the material weaknesses, our management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Management’s plan to remediate the material weaknesses
As previously described in Part II, Item 9A of our Annual Report, we began implementing a remediation plan to address the material weaknesses mentioned above. The initiatives we are implementing to remediate the material weaknesses are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. We will continue to implement measures to remedy our internal control deficiencies through the end of fiscal 2019, which coincides with the first year in which we will be required to provide management's report on internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).
Changes in internal control
Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting during the three months ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than the matters described in Note 10 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

We have experienced net losses in our recent annual periods. In the fiscal years ended September 29, 2018, September 30, 2017 and October 1, 2016, we had net losses of $15.6 million, $14.2 million and $38.2 million, respectively. We had an accumulated deficit of $141.9 million as of December 29, 2018. We expect our operating expenses to increase in the future as we expand our operations and execute on our product roadmap. We plan to make significant future expenditures related to the expansion of our business and our product offerings, including investments in:

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

We have experienced volatile revenue growth and demand for our products since launching our first product in 2005. Our revenue grew 14.6% in fiscal 2018 over fiscal 2017, 10.1% in fiscal 2017 over fiscal 2016 and 6.8% in fiscal 2016 over fiscal 2015. Our historical revenue growth rates therefore should not be considered indicative of our future performance. Additionally, because our ability to achieve continued growth will depend on our ability to execute on our product roadmap, we cannot guarantee that our revenue will continue to grow. In order for our revenue growth to continue, and for the volatility of our growth to stabilize, we will need to be successful in determining the market opportunity for new products and developing and delivering products that appeal to consumers and stimulate demand. If we are unable to do so, our revenue may not grow as anticipated or at all, and the trading price of our common stock may decline.

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

We have increasingly focused our product roadmap on voice-enabled speakers, and we recently introduced our first voice-enabled speaker, Sonos One, in October 2017, and our first voice-enabled home theater speaker, Sonos Beam, in July 2018. The voice-enabled speaker market and the voice-enabled smart home systems market are still in the early stages of development. If these markets do not continue to grow, or grow in unpredictable ways, our revenue may fall short of expectations and our operating results may be harmed, particularly since we incur substantial costs to introduce new products in advance of anticipated sales. Additionally, even if the market for voice-enabled speakers does expand, we may not be successful in developing and selling speakers that appeal to consumers or gain sufficient market acceptance. To succeed in this market, we will need to design, produce and sell innovative and compelling products and partner with other businesses that enable us to capitalize on new technologies. We also face intense competition in our markets, and we are dependent on a number of technology partners for the development of our products, some of which have developed or may develop and sell voice-enabled speaker products of their own. For example, Sonos One and Sonos Beam feature voice-control enablement powered by Amazon’s Alexa technology while Amazon currently competes by offering speaker products of its own. As we continue to execute on our product roadmap, our success in introducing voice-enabled speakers enabled with third-party technology, especially voice control, will increasingly depend on the willingness of our technology partners, many of which sell or may develop products that compete with ours, to continue to promote and enhance our products. These technology partners may cease doing business with us or disable the technology they provide our products for a variety of reasons, including to promote their products over our own. If these partners disable the integration of their technology into our products, demand for our products may decrease and our sales may be harmed. We cannot assure you that the resources we invest in research and development, existing or alternative technology partnerships, marketing and sales will be adequate for us to successfully establish and maintain a large share of the voice-enabled speaker market. If we are not able to capture and sustain market share, our future revenue growth will be negatively impacted.

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

We are highly dependent on a key contract manufacturer to manufacture our products, and while we recently began using additional manufacturers, we may be unable to operate our business if our key contract manufacturer is unable to manufacture our products or ends its relationship with us.

We have historically depended on a single manufacturer, Inventec Appliances Corporation (“Inventec”), to manufacture our products. Recently, we began using additional manufacturers to manufacture certain of our products, though Inventec remains our key manufacturer for the vast majority of our production. Our reliance on Inventec increases the risk that, in the event of an interruption in Inventec’s operations, whether due to a natural catastrophe, labor dispute or otherwise, we would not be able to maintain our production capacity without incurring material additional costs and substantial delays. Additionally, Inventec can terminate its agreement with us for any reason with 180 days’ advance notice. If Inventec breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, we may be severely delayed or fully prevented from selling our products. If Inventec were unable to perform its obligations or were to end its relationship with us, it would take a significant amount of time to increase our production with other manufacturers or to identify and onboard a new manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Moreover, a violation of labor, environmental, intellectual property or other laws by our manufacturers, or a failure of our manufacturers to follow generally accepted ethical business practices, could create negative publicity, harm our reputation and require us to contract with a new manufacturer. Identifying additional manufacturers would require us to evaluate and approve their quality control systems, technical capabilities, responsiveness, service, financial stability, regulatory compliance and labor and other ethical practices. Any material disruption in our relationship with our manufacturers would harm our ability to compete effectively and satisfy demand for our products, and could adversely impact our revenue, gross margin and operating results.

We depend on a limited number of third-party components suppliers and logistics providers. Our business may be harmed if these parties do not perform their obligations or if they suffer interruptions to their own operations, or if alternative component sources are unavailable or if there is an increase in the costs of these components.

We are dependent on a limited number of suppliers for various key components used in our products, and the cost, quality and availability of these components are essential to the successful production and sale of our products. We have sole-source suppliers, particularly for product-specific mechanical enclosures, and single-source suppliers, particularly for processor components. We are subject to the risk of shortages and long lead times in the supply of these components and other materials, and the risk that our suppliers discontinue or modify, or increase the price of, the components used in our products. If the supply of these components were to be delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. Further, if there were a shortage of supply, the cost of these components may increase and harm our ability to sell our products on a cost-effective basis. For example, similar to other companies in the electronics industries, we have from time to time experienced shortages of random-access memory that is integral to manufacturing our products. More recently, the global supply of multilayer ceramic capacitors, which are components used across the consumer electronics industry as well as in all of our products, is experiencing shortages due to an imbalance of global demand and supply capacity, resulting in related price increases that we expect will negatively impact our gross margin through calendar year 2019. In connection with any supply shortages in the future, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may result in decreased sales or force us to increase prices and face a corresponding decrease in demand for our products. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. This would harm our ability to sell our products in order to meet market demand and could materially and adversely affect our brand, image, business prospects and operating results.

We use a small number of logistics providers for substantially all of our product delivery to both distributors and retailers. If one of these providers were to experience financial difficulties or disruptions in its business, our own operations could be adversely affected. Because substantially all of our products are distributed from a small number of locations and by a small number of companies, we are susceptible to both isolated and system-wide interruptions caused by events out of our control. Our distribution facilities employ computer-controlled and automated equipment, and thus may be vulnerable to computer viruses or other security risks, as well as to electronic or power interruptions or other system failures. Any disruption to the operations of our distribution facilities could delay product delivery, harm our reputation among our customers and adversely affect our operating results and financial condition.

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

Demand for our products depends in large part on the availability of streaming third-party content that appeals to our existing and prospective customers. Compatibility with streaming music services, podcast platforms and other content provided by our content partners is a key feature of our products. To date, all of our arrangements have been entered into on a royalty-free basis. Some of these content partners compete with us already, and others may in the future produce and sell speakers along with their streaming services. Additionally, other content partners may form stronger alliances with our competitors in the home audio market. Any of our content partners may cease to allow their content to be streamed on our products for a variety of reasons, including to promote other partnerships or their products over our products, or seek to charge us for this streaming. If this were to happen, demand for our products could decrease and our operating results could be harmed.

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

Given the seasonal nature of our sales, accurate forecasting is critical to our business. Our fiscal year ends on the Saturday closest to September 30, the holiday shopping season occurs in the first quarter of our fiscal year and the typically slower summer months occur in the fourth quarter of our fiscal year. Historically, our revenue has been significantly higher in our first fiscal quarter due to increased consumer spending patterns during the holiday season. We attempt to time our new product releases to coincide with relatively higher consumer spending in the first fiscal quarter, which contributes to this seasonal variation. Any shortfalls in expected first fiscal quarter revenue, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities, supply chain disruptions or for any other reason, could cause our annual operating results to suffer significantly. In addition, if we fail to accurately forecast customer demand for the holiday season, we may experience excess inventory levels or a shortage of products available for sale, which could further harm our financial condition and operating results.

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

Additionally, the expansion of our direct-to-consumer channel may alienate some of our channel partners and could cause a reduction in product sales from these partners. Channel partners may perceive themselves to be at a disadvantage based on the direct-to-consumer sales offered through our website. Due to these and other factors, conflicts in our sales channels could arise and cause channel partners to divert resources away from the promotion and sale of our products or to offer competitive products. Further, to the extent we use our mobile app to increase traffic to our website and increase direct-to-consumer sales, we will rely on application marketplaces such as the Apple App Store and Google Play to drive downloads of our mobile app. Apple and Google, both of which sell products that compete with ours, may choose to use their marketplaces to promote their competing products over our products or may make access to our mobile app more difficult. Any of these situations could adversely impact our business and results of operations.

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

As a consumer electronics company, our website and mobile app are important presentations of our business, identity and brand, and an important means of interacting with, and providing information to, consumers of our products. We depend on our servers and centralized information technology systems, and those of third parties, for product functionality and to store intellectual property, forecast our business, maintain financial records, manage operations and inventory and operate other critical functions. Accordingly, we rely heavily on the accuracy, capacity and security of both our information technology systems and those of third parties. We allocate significant resources to maintaining our information technology systems and deploying network security, data encryption, training and other measures to protect against unauthorized access or misuse. Nevertheless, our website and information technology systems, and those of the third parties we rely on, are susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, structural or operational failures, computer viruses, hacking attacks, telecommunication failures, user error, malfeasance, system upgrades, integration or migration, and other foreseeable and unforeseeable events. All of our products are connected to the internet and receive periodic software updates from our servers and it is possible that such servers could be compromised, resulting in the delivery of malicious code, severely hampering product functionality. System failures and disruptions could impede the manufacturing and shipping of products, delivery of online services, functionality of our products, transactions processing and financial reporting, and could result in the loss of intellectual property or data, require substantial repair costs and damage our reputation and business relationships. Such failures and disruptions could therefore adversely affect our reputation, competitive position, financial condition and results of operations.

For example, we use Amazon Web Services (“AWS”) to maintain the interconnectivity of our mobile app to our servers and those of the streaming services that our customers access to enjoy our products. Our brand, reputation and ability to retain and attract new customers depend on the reliable performance of our technology and cloud-based content delivery. Because AWS runs its own platform that we access, we are vulnerable to both system-wide and Sonos-specific service outages at AWS. Our access to AWS’ infrastructure could be limited by a number of potential causes, including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. If we were to experience an AWS service interruption, or if the security of the AWS infrastructure were compromised or believed to have been compromised, our ability to serve our customers and our reputation with current and potential customers would be negatively impacted.

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

To the extent that the number of internet users continues to increase, network congestion could adversely affect the reliability of our platform. We may also face increased costs of doing business if network operators engage in discriminatory practices with respect to streamed audio content in an effort to monetize access to their networks by content providers. In the past, internet service providers (“ISPs”) have attempted to implement usage-based pricing, bandwidth caps and traffic shaping or throttling. To the extent network operators create tiers of internet access service and charge our customers in direct relation to their consumption of audio content, our ability to attract and retain customers could be impaired, which would harm our business. Net neutrality rules, which were designed to ensure that all online content is treated the same by ISPs and other companies that provide broadband services, were repealed by the Federal Communications Commission effective June 2018. The repeal of the net neutrality rules could force us to incur greater operating expenses, cause our streaming partners to seek to shift costs to us or result in a decrease in the streaming-based usage of our platform by our customers, any of which would harm our results of operations.

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

We generally provide a one-year warranty on all of our products, except in the European Union (the “EU”) and select other countries where we provide a two-year warranty on all of our products. The occurrence of any material defects in our products could expose us to liability for damages and warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, if any of our product designs are defective or are alleged to be defective, we may be required to participate in a recall campaign. In part due to the terms of our warranty policy, any failure rate of our products that exceeds our expectations may result in unanticipated losses. Any negative publicity related to the perceived quality of our products could affect our brand image and decrease retailer, distributor and consumer confidence and demand, which could adversely affect our operating results and financial condition. Further, accidental damage coverage and extended warranties are regulated in the United States at the state level and are treated differently within each state. Additionally, outside the United States, regulations for extended warranties and accidental damage vary from country to country. Changes in interpretation of the regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer our support services. Our failure to comply with past, present and future laws regulating extended warranties and accidental damage coverage could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

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

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright and trade secret protection laws, to protect our proprietary rights. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent and trademark applications may not be approved and we may not be able to prevent infringement without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition and results of operations. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, in December 2017, a jury found that Denon had infringed and was infringing certain of our patents, and in May 2018, we settled the remaining claims in exchange for royalty payments from Denon. The cost of defending our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Additionally, our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.

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

We incorporate open source software into our products, and we may continue to incorporate open source software into our products in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our products that contained the open source software and required to comply with the above conditions. Any of the foregoing could disrupt and harm our business and financial condition.

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

We collect, store, process and use our customers’ personally identifiable information and other data, and we rely on third parties that are not directly under our control to do so as well. While we take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. There have been a number of recent reported incidents where third parties have used software to access the personal data of their partners’ customers for marketing and other purposes. While our privacy policies currently prohibit such activities, our third-party service providers or partners may engage in such activity without our knowledge or consent. If we or our third-party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our products could decrease and we could be exposed to a risk of loss, litigation and regulatory proceedings. Depending on the nature of the information compromised in a data breach, disruption or other unauthorized access to our customers’ data, we may also have obligations to notify customers about the incident and we may need to provide some form of remedy for the individuals affected. Such breach notification laws continue to develop and may be inconsistent across jurisdictions. Complying with these obligations could cause us to incur substantial costs and negative publicity. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a security breach.

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

Regulatory scrutiny of privacy, data collection, use of data and data protection is intensifying globally, and the personal information and other data we collect, store, process and use is increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in Europe. These laws often develop in ways we cannot predict and may materially increase our cost of doing business, particularly as we expand the nature and types of products we offer. For example, the General Data Protection Regulation (the “GDPR”), which came into effect in the EU in May 2018 and superseded prior EU data protection legislation, imposes more stringent data protection requirements and provides for greater penalties for noncompliance. Further, the United Kingdom has initiated the formal process to leave the EU, creating uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the United Kingdom will be regulated. Additionally, although we are making use of the EU Standard Contractual Clauses with regard to the transfer of certain personal data to countries outside the European Economic Area (the “EEA”), some regulatory uncertainty remains surrounding the future of data transfers from the EEA to the United States. Although we are closely monitoring regulatory developments in this area, any actual or perceived failure by us to comply with any regulatory requirements or orders or other domestic or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business.

Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which will come into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. However, California legislators have stated that they intend to propose amendments to the CCPA, and it remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial expenditure in order to comply.

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

We have operations outside the United States, and we expect to continue to expand our international presence, especially in Asia. In fiscal 2018, 51% of our revenue was generated outside the United States. This subjects us to a variety of risks inherent in doing business internationally, including:

•	fluctuations in currency exchange rates;

•	political, social and/or economic instability;

•	risks related to governmental regulations in foreign jurisdictions and unexpected changes in regulatory requirements and enforcement;

•	higher levels of credit risk and payment fraud;

•	burdens of complying with a variety of foreign laws;

•	the cost of developing connected products for countries where Wi-Fi technology has been passed over in favor of more advanced cellular data networks;

•	tariffs, trade barriers and duties;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated with having multiple international locations;

•	compliance with statutory equity requirements;

•	potential negative consequences from changes in or interpretations of U.S. and foreign tax laws;

•	protectionist laws and business practices that favor local businesses in some countries;

•	imposition of currency exchange controls;

•	greater fluctuations in sales to customers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable; and

•	delays from customs brokers or government agencies.

If we are unable to manage the complexity of our global operations successfully, or if the risks above become substantial for us, our financial performance and operating results could suffer. These factors may also harm our results of operations. Further, any measures that we may implement to reduce risks of our international operations may not be effective, may increase our expenses and may require significant management time and effort. Entry into new international markets requires considerable management time and financial resources related to market, personnel and facilities development before any significant revenue is generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable.

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

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. In July 2018, the Trump Administration announced a list of thousands of categories of goods that currently face tariffs of 10% and will face tariffs of 25% beginning in March 2019. These tariffs currently affect our accessories products and we may be required to raise our prices on those products due to the tariffs, which may result in a loss of customers and harm our operating performance. If the existing tariffs are expanded or interpreted by a court or governmental agency to apply to any of our other products, we may be required to raise our prices on those products, which may further result in a loss of customers and harm our operating performance. Additionally, the Trump Administration continues to signal that it may further alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. It is possible further tariffs will be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. We may seek to shift production outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations.

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

We are subject to the Foreign Corrupt Practices Act (the “FCPA”), and our failure to comply with the laws and regulations thereunder could result in penalties which could harm our reputation, business and financial condition.

Due to our international operations, we are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business.

The FCPA also requires companies to maintain adequate recordkeeping and internal accounting practices to accurately reflect transactions. Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. The FCPA and similar laws in other countries can impose civil and criminal penalties for violations. If we do not properly implement practices and controls with respect to compliance with the FCPA and similar laws, or if we fail to enforce those practices and controls properly, we may be subject to regulatory sanctions, including administrative costs related to governmental and internal investigations, civil and criminal penalties, injunctions and restrictions on our business activities, all of which could harm our reputation, business and financial condition.

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

As of September 29, 2018, we had gross U.S. federal net operating loss carryforwards of $74.7 million, which expire beginning in 2033, and gross state net operating loss carryforwards of $45.9 million, which expire beginning in 2020, as well as $21.9 million in foreign net operating loss carryforwards, of which $2.7 million have an indefinite life. Also as of September 29, 2018, we had U.S. federal and state research and development tax credit carryforwards of $25.4 million and $19.1 million, respectively. The federal research credits will begin to expire in the year 2025, and the state research credits will begin to expire in 2024. It is possible that we will not generate taxable income in time to use our net operating loss carryforwards before their expiration or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result, our net operating losses generated through July 18, 2012 may be subject to limitation under Section 382 of the Code. The amount of pre-change loss carryforward which may be subject to this limitation is $46.8 million. Our ability to use net operating loss carryforwards and other tax attributes to reduce future taxable income and liabilities may be subject to limitations based on the ownership change of 2012. We have completed an updated Section 382 study through August 31, 2018, and the results of this study show no ownership change within the meaning of Section 382 of the Code had occurred from the previously identified ownership change on July 18, 2012 through August 31, 2018. We will continue to monitor prospective ownership changes within the meaning of Section 382.

We may need additional capital, and we cannot be certain that additional financing will be available.

Our operations have been financed primarily through cash flow from operating activities, borrowings under our credit facilities and net proceeds from the sale of our equity securities. We may require additional equity or debt financing to fund our operations and capital expenditures. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms if and when required, or at all.

We may acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our business strategy, we may make investments in complementary businesses, products, services or technologies. We have not made any material acquisitions to date and, as a result, our ability as an organization to successfully acquire and integrate other companies, products, services or technologies is unproven. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers or investors. In addition, if we fail to integrate successfully such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, any of which could affect our financial condition or the value of our capital stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business and adversely affect our operating results.

We will need to improve our financial and operational systems in order to manage our growth effectively and support our increasingly complex business arrangements, and an inability to do so could harm our business and results of operations.

To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally, we will need to upgrade our operational and financial systems and procedures, improve the coordination between our various corporate functions and expand, train and manage our workforce adequately. Our efforts to manage the expansion of our operations may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. When implementing new or changing existing processes, we may encounter transitional issues and incur substantial additional expenses. We cannot be certain that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Delays or problems associated with any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, cause harm to our reputation and result in errors in our financial and other reporting, any of which could harm our business and operating results. We may not be able to manage our growth effectively, and as a result may not be able to take advantage of market opportunities, execute on expansion strategies or meet the demands of our customers. In particular, we anticipate that our legacy enterprise resource management system will need to be replaced in the near to intermediate term in order to accommodate our expanding operations. Such transitions can prove difficult and time consuming and could adversely impact our business and ability to timely prepare our external financial reports.

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

During 2017, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness related to an insufficient complement of experienced personnel with the requisite technical knowledge of financial statement disclosures and accounting for non-routine, unusual or complex events and transactions. This material weakness in our control environment contributed to an additional material weakness in that we did not maintain effective internal controls to address the accounting of non-routine, unusual or complex events and transactions and the related financial statement presentation of such transactions.

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

The process of designing and implementing internal control over financial reporting required to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”) will be time consuming and costly. If during the evaluation and testing process, we identify additional material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

The market price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $9.58 to $21.69 through January 31, 2019. The market price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

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

In addition, the stock market with respect to newly public companies, particularly companies in the technology industry, has experienced significant price and volume fluctuations that have affected and continue to affect the market prices of stock prices of these companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

Equity research analysts do not currently provide coverage of our common stock, and we cannot assure that any equity research analysts will adequately provide research coverage of our common stock. A lack of adequate research coverage may harm the liquidity and market price of our common stock. To the extent equity research analysts do provide research coverage of our common stock, we will not have any control over the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or publish other unfavorable commentary or research. Moreover, if one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

Sales of a substantial amount of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline. All of the outstanding shares of our common stock are freely tradable in the public market without restrictions or further registration, except for any shares held by our affiliates, as defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Shares held by directors, executive officers, and other affiliates are also subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, as well as our insider trading policy.

In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market.

Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.

We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investments or otherwise. We also grant equity awards to employees, directors and consultants under our 2018 Equity Incentive Plan and rights to purchase our common stock under our 2018 Employee Stock Purchase Plan, the latter of which will become effective at a future date upon determination by the compensation committee of the Board. Any such issuances could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

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

In addition, our restated certificate of incorporation provides that the Delaware Court of Chancery is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”), our restated certificate of incorporation or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our restated certificate of incorporation also provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision.

In December 2018, the Delaware Court of Chancery found that provisions such as the Federal Forum Provision are not valid under Delaware law. In light of this decision of the Delaware Court of Chancery, we do not intend to enforce the Federal Forum Provision in our restated certificate of incorporation unless and until such time there is a final determination by the Delaware Supreme Court regarding the validity of provisions such as the Federal Forum Provision. To the extent the Delaware Supreme Court makes a final determination that provisions such as the Federal Forum Provision are not valid as a matter of Delaware law, the Board intends to amend our restated certificate of incorporation to remove the Federal Forum Provision.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a three-year period beginning on the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our restated certificate of incorporation, our restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2. Unregistered sales of equity securities and use of proceeds

Recent sales of unregistered securities

None.

Use of proceeds from registered securities

On August 1, 2018, our registration statement on Form S-1 (No. 333-226076) was declared effective by the SEC for the IPO of our common stock. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act and other periodic reports previously filed with the SEC.

Item 6. Exhibit index

Exhibit number		Incorporated by reference				Filed or furnished herewith
	Exhibit title	Form	File no.	Exhibit	Filing date
10.1	Executive Incentive Plan	8-K	001-38603	10.1	11/21/2018
10.2	2019 Performance Goals	8-K	001-38603	10.2	11/21/2018
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Sonos, Inc.

Date: February 7, 2019	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 7, 2019	By:	/s/ Michael Giannetto
Michael Giannetto
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)