Form 10-Q
period 2019-03-30
Sonos Inc
filed 2019-05-10
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange where registered
Common Stock, $0.0001 par value	SONO	NASDAQ

As of May 3, 2019 the registrant had 105,004,158 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	As of
	March 30, 2019	September 29, 2018
Assets
Current assets:
Cash and cash equivalents	$295,276	$220,930
Restricted cash	183	190
Accounts receivable, net of allowances	64,130	73,214
Inventories	103,725	193,193
Prepaids and other current assets	15,485	10,073
Total current assets	478,799	497,600
Property and equipment, net	71,559	85,371
Deferred tax assets	474	941
Other noncurrent assets	3,508	3,586
Total assets	$554,340	$587,498

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$86,074	$195,159
Accrued expenses	31,945	38,687
Accrued compensation	26,946	33,371
Short-term debt	10,000	6,667
Deferred revenue	12,914	11,615
Other current liabilities	17,914	10,858
Total current liabilities	185,793	296,357
Long-term debt	29,801	33,097
Deferred revenue	42,319	39,352
Other noncurrent liabilities	9,558	10,334
Total liabilities	267,471	379,140

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	106	101
Treasury stock	(11,638)	(11,072)
Additional paid-in capital	463,677	424,617
Accumulated deficit	(164,768)	(203,611)
Accumulated other comprehensive loss	(508)	(1,677)
Total stockholders’ equity	286,869	208,358
Total liabilities and stockholders’ equity	$554,340	$587,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Revenue	$210,173	$186,720	$706,544	$655,670
Cost of revenue	119,760	105,379	420,842	378,128
Gross profit	90,413	81,341	285,702	277,542
Operating expenses
Research and development	40,080	35,237	77,175	68,766
Sales and marketing	49,371	59,233	115,223	153,258
General and administrative	23,900	20,585	47,724	42,959
Total operating expenses	113,351	115,055	240,122	264,983
Operating income (loss)	(22,938)	(33,714)	45,580	12,559
Other income (expense), net
Interest income (expense), net	611	(1,085)	213	(2,250)
Other income (expense), net	(710)	2,808	(4,708)	3,429
Total other income (expense), net	(99)	1,723	(4,495)	1,179
Income (loss) before provision for (benefit from) income taxes	(23,037)	(31,991)	41,085	13,738
Provision for (benefit from) income taxes	(213)	601	2,242	633
Net income (loss)	$(22,824)	$(32,592)	$38,843	$13,105

Net income (loss) attributable to common stockholders - basic	$(22,824)	$(32,592)	$38,843	$3,753
Net income (loss) attributable to common stockholders - diluted	$(22,824)	$(32,592)	$38,843	$4,028

Net income (loss) per share attributable to common stockholders - basic	$(0.22)	$(0.55)	$0.38	$0.06
Net income (loss) per share attributable to common stockholders - diluted	$(0.22)	$(0.55)	$0.35	$0.05

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - basic	102,331,529	59,606,879	101,239,817	59,189,760
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - diluted	102,331,529	59,606,879	111,474,057	73,365,673

Total comprehensive income (loss)
Net income (loss)	$(22,824)	$(32,592)	$38,843	$13,105
Change in foreign currency translation adjustment, net of tax	660	(17)	1,169	362
Comprehensive income (loss)	$(22,164)	$(32,609)	$40,012	$13,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended March 30, 2019

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 29, 2018	101,042,703	$101	$434,111	(807,040)	$(11,072)	$(141,944)	$(1,168)	$280,028
Issuance of common stock pursuant to equity incentive plans	4,649,929	5	18,480	—	—	—	—	18,485
Purchase of treasury stock	—	—	—	(54,314)	(566)	—	—	(566)
Stock-based compensation expense	—	—	11,086	—	—	—	—	11,086
Net loss	—	—	—	—	—	(22,824)	—	(22,824)
Change in foreign currency translation adjustment	—	—	—	—	—	—	660	660
Balance at March 30, 2019	105,692,632	$106	$463,677	(861,354)	$(11,638)	$(164,768)	$(508)	$286,869

	Three Months Ended March 31, 2018

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 30, 2017	32,482,590	$90,341	59,945,378	$60	$212,117	(790,034)	$(10,816)	$(142,310)	$(1,786)	$57,265
Issuance of common stock pursuant to equity incentive plans	—	—	761,854	—	2,076	—	—	—	—	2,076
Purchase of treasury stock	—	—	—	—	—	(9,140)	(137)	—	—	(137)
Stock-based compensation expense	—	—	—	—	9,528	—	—	—	—	9,528
Net loss	—	—	—	—	—	—	—	(32,592)	—	(32,592)
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	(17)	(17)
Balance at March 31, 2018	32,482,590	$90,341	60,707,232	$60	$223,721	(799,174)	$(10,953)	$(174,902)	$(1,803)	$36,123

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share amounts)

	Six Months Ended March 30, 2019

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at September 29, 2018	100,868,250	$101	$424,617	(807,040)	$(11,072)	$(203,611)	$(1,677)	$208,358
Issuance of common stock pursuant to equity incentive plans	4,824,382	5	18,942	—	—	—	—	18,947
Purchase of treasury stock	—	—	—	(54,314)	(566)	—	—	(566)
Stock-based compensation expense	—	—	20,118	—	—	—	—	20,118
Net income	—	—	—	—	—	38,843	—	38,843
Change in foreign currency translation adjustment	—	—	—	—	—	—	1,169	1,169
Balance at March 30, 2019	105,692,632	$106	$463,677	(861,354)	$(11,638)	$(164,768)	$(508)	$286,869

	Six Months Ended March 31, 2018

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at September 30, 2017	32,482,590	$90,341	59,339,336	$59	$200,301	(746,462)	$(10,161)	$(188,007)	$(2,165)	$27
Issuance of common stock pursuant to equity incentive plans	—	—	1,367,896	1	4,355	—	—	—	—	4,356
Purchase of treasury stock	—	—	—	—	—	(52,712)	(792)	—	—	(792)
Stock-based compensation expense	—	—	—	—	19,065	—	—	—	—	19,065
Net income	—	—	—	—	—	—	—	13,105	—	13,105
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	362	362
Balance at March 31, 2018	32,482,590	$90,341	60,707,232	$60	$223,721	(799,174)	$(10,953)	$(174,902)	$(1,803)	$36,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities
Net income	$38,843	$13,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,964	18,887
Stock-based compensation expense	20,118	19,065
Other	1,607	337
Deferred income taxes	441	146
Foreign currency transaction (gain) loss	2,300	(2,248)
Changes in operating assets and liabilities:
Accounts receivable, net	7,933	12,081
Inventories, net	86,814	27,979
Other assets	(5,433)	(2,095)
Accounts payable and accrued expenses	(111,227)	(75,692)
Accrued compensation	(6,205)	(9,340)
Deferred revenue	4,562	3,659
Other liabilities	6,388	(1,297)
Net cash provided by operating activities	65,105	4,587
Cash flows from investing activities
Purchases of property and equipment	(8,087)	(21,870)
Net cash used in investing activities	(8,087)	(21,870)
Cash flows from financing activities
Proceeds from borrowings, net of borrowing costs	—	30,000
Repayments of borrowings	—	(30,000)
Payments for purchase of treasury stock	(566)	(792)
Proceeds from exercise of common stock options	18,947	4,356
Payments of offering costs	(585)	(1,288)
Net cash provided by financing activities	17,796	2,276
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(475)	2,224
Net increase (decrease) in cash, cash equivalents and restricted cash	74,339	(12,783)
Cash, cash equivalents and restricted cash
Beginning of period	221,120	130,788
End of period	$295,459	$118,005
Supplemental disclosure
Cash paid for interest	$1,244	$2,383
Cash paid for taxes, net of refunds	$1,941	$503
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$2,426	$3,133
Deferred offering costs in accounts payable and accrued expenses	$—	$1,125

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

Basis of presentation and preparation

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet as of March 30, 2019 has been derived from the audited financial statements of the Company. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the six months ended March 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on November 28, 2018. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company has a 4-4-5 fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week months followed by a 5-week “month.” An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2015. The six months ended March 30, 2019 and March 31, 2018 spanned 13 weeks each. As used in this Quarterly Report on Form 10-Q, “fiscal 2019” refers to the fiscal year ending September 28, 2019 and “fiscal 2018” refers to the fiscal year ended September 29, 2018.

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

Recently adopted accounting pronouncements

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to nonemployees with the guidance applicable to grants to employees. Under this new standard, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. Further, compensation cost for awards with performance conditions will be recognized when it is probable the conditions will be achieved, rather than upon the actual achievement. In the second quarter of fiscal 2019, the Company early adopted the standard using the prospective approach. There was no cumulative effect entry needed to adjust the opening retained earnings balance upon adoption. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 removes the prohibition in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. In the first quarter of fiscal 2019, the Company adopted this standard on a modified retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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

3. Fair value measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The carrying values of the Company’s long-term debt approximate their fair values as of March 30, 2019 and September 29, 2018 as the debt carries a variable rate or market rates that approximate those currently available to the Company.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of March 30, 2019 and September 29, 2018:

	March 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$225,000	$—	$—	$225,000

	September 29, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$140,588	$—	$—	$140,588

4. Revenue and geographic information

Disaggregation of revenue

Revenue by geographical region includes the applicable service revenue attributable to each region and is based on ship-to address, as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018

(In thousands)
Americas	$116,344	$92,985	$375,071	$324,723
Europe, Middle East and Africa (“EMEA”)	79,307	83,941	295,387	299,205
Asia Pacific (“APAC”)	14,522	9,794	36,086	31,742
Total revenue	$210,173	$186,720	$706,544	$655,670

Revenue is attributed to individual countries based on ship-to address and includes the applicable service revenue attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018

(In thousands)
United States	$109,852	$86,120	$346,964	$296,143
Germany	20,085	19,517	76,140	77,208
United Kingdom	15,729	16,227	70,226	70,490
Other countries	64,507	64,856	213,214	211,829
Total revenue	$210,173	$186,720	$706,544	$655,670

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Revenue by product categories includes the applicable service revenue attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018

(In thousands)
Wireless speakers	$71,499	$85,933	$297,368	$359,318
Home theater speakers	89,006	68,790	299,243	217,220
Components	38,499	28,977	89,405	71,247
Other	11,169	3,020	20,528	7,885
Total revenue	$210,173	$186,720	$706,544	$655,670

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

5. Balance sheet components

Accounts receivable, net of allowances

Accounts receivable, net of allowances, consist of the following:

	March 30, 2019	September 29, 2018
(In thousands)
Accounts receivable	$77,117	$85,840
Allowance for doubtful accounts	(970)	(872)
Allowance for sales incentives	(12,017)	(11,754)
Accounts receivable, net of allowances	$64,130	$73,214

Inventories

Inventories, net, consist of the following:

	March 30, 2019	September 29, 2018
(In thousands)
Finished goods	$86,480	$176,181
Component parts	17,245	17,012
Inventories	$103,725	$193,193

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

Accrued expenses
Accrued expenses consisted of the following:

	March 30, 2019	September 29, 2018
(In thousands)
Accrued advertising and marketing	$10,208	$11,613
Accrued taxes	3,808	4,175
Accrued inventory	644	4,179
Accrued manufacturing, logistics and product development	6,897	8,290
Accrued general and administrative expenses	5,396	3,322
Other accrued payables	4,992	7,108
Total accrued expenses	$31,945	$38,687

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Changes in deferred revenue balances as of March 30, 2019 and March 31, 2018 were as follows:

	March 30, 2019	March 31, 2018

(In thousands)
Deferred revenue, beginning of period	$50,967	$45,567
Recognition of revenue included in beginning of period deferred revenue	(6,040)	(6,014)
Revenue deferred, net of revenue recognized on contracts in the respective period	10,306	9,831
Deferred revenue, end of period	$55,233	$49,384

The Company expects the following recognition of revenue as of March 30, 2019:

	For the fiscal years ending
	2019	2020	2021	2022	2023 and Beyond	Total

(In thousands)
Revenue expected to be recognized	$6,634	$12,351	$11,048	$9,202	$15,998	$55,233

Other current liabilities

Other current liabilities consist of the following:

	As of
	March 30, 2019	September 29, 2018
(In thousands)
Reserve for returns	$10,950	$5,005
Product warranty liability	3,726	2,450
Other	3,238	3,403
Total other current liabilities	$17,914	$10,858

The following table presents the changes in the Company’s warranty liability for the six months ended March 30, 2019 and March 31, 2018:

	March 30, 2019	March 31, 2018
(In thousands)
Warranty liability, beginning of period	$2,450	$2,437
Provision for warranties issued during the period	6,934	4,544
Settlements of warranty claims during the period	(5,658)	(4,889)
Warranty liability, end of period	$3,726	$2,092

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

6. Debt

The Company’s short- and long-term debt as of March 30, 2019 and September 29, 2018 was as follows:

	March 30, 2019		September 29, 2018
	Rate	Balance	Rate	Balance
(dollars in thousands)
J.P. Morgan Chase Bank, N.A Secured Term Loan (the “Term Loan”) (1)	5.1%	$40,000	4.8%	$40,000
Unamortized debt issuance costs (2)		(199)		(236)
Total indebtedness		$39,801		$39,764
Less short-term portion		(10,000)		(6,667)
Long-term debt		$29,801		$33,097

(1)	Bears interest at a variable rate equal to an adjusted LIBOR plus 2.25% and is payable quarterly. Due in October 2021, with quarterly principal payments beginning in July 2019.

(2)	Debt issuance costs are recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Company’s Secured Credit Facility with J.P. Morgan Chase Bank, N.A. (the “Credit Facility”) and the Term Loan require the Company to maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of March 30, 2019 and September 29, 2018, the Company was in compliance with all financial covenants.
The Company’s obligations under the Credit Facility and the Term Loan are collateralized by eligible inventory and accounts receivable of the Company as well as the Company’s intellectual property including patents and trademarks. As of both March 30, 2019 and September 29, 2018, the Company did not have any outstanding borrowings and $4.5 million in undrawn letters of credit that reduce the availability under the Credit Facility. As of March 30, 2019 and September 29, 2018, the Company had $39.8 million outstanding on the Term Loan.

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

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of March 30, 2019 and September 29, 2018.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The Company is involved in certain other litigation matters not listed above but does not consider the matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

8. Stock-based compensation

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
The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at September 29, 2018	48,504,182	$10.33	6.6	$276,959
Granted	1,214,328
Exercised	(4,794,807)
Forfeited	(3,198,652)
Outstanding at March 30, 2019	41,725,051	$10.95	6.5	$79,001
At March 30, 2019
Options exercisable	27,505,569	$9.19	5.5	$79,001
Options vested and expected to vest	39,490,352	$10.75	6.4	$79,001

As of March 30, 2019 and September 29, 2018, the Company had $58.3 million and $71.5 million, respectively, of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.3 and 2.6 years, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Restricted stock units
Pursuant to the 2018 Plan, the Company issues restricted stock units (“RSUs”) to employees. The fair value of RSUs is based on the Company’s stock price on the date of grant. RSUs typically have an initial annual cliff vest and then vest quarterly over the service period, which is generally four years. The summary of the Company’s unvested RSU activity is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Unvested at September 29, 2018	—	$—	$—
Granted	6,124,663
Vested	(29,575)
Forfeited	(26,730)
Unvested at March 30, 2019	6,068,358	$11.46	$62,443
At March 30, 2019
Units expected to vest	4,561,416	$11.47	$46,937

As of March 30, 2019, the Company had $50.1 million of unrecognized stock-based compensation expense related to their RSUs, which is expected to be recognized over a weighted-average period of 3.8 years.

Stock-based compensation

Total stock-based compensation expense by function category was as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
(In thousands)
Cost of revenue	$218	$51	$403	$107
Research and development	4,284	3,384	7,888	6,766
Sales and marketing	3,128	4,037	5,809	8,022
General and administrative	3,456	2,056	6,018	4,170
Total stock-based compensation expense	$11,086	$9,528	$20,118	$19,065

9. Income taxes

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

The Company had an income tax benefit of $0.2 million and income tax expense of $0.6 million for the three months ended March 30, 2019 and March 31, 2018, respectively. The Company had income tax expense of $2.2 million and income tax expense of $0.6 million for the six months ended March 30, 2019 and March 31, 2018,

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

respectively. For the three and six months ended March 30, 2019, we calculated our U.S. income tax provision using the discrete method as though the interim year to date period was an annual period. The Company believes that the application of the estimated annual effective tax rate (“AETR”) method generally required by ASC 740 is impractical for the U.S. tax provision given that normal deviations in the projected pre-tax net income (loss) in the U.S. could result in a disproportionate and unreliable effective tax rate under the AETR method.

For the quarter-ended March 30, 2019, the Company has maintained a full valuation allowance on its U.S. deferred tax assets due to its history of U.S. operating losses. It is possible that within the next 12 months there may be sufficient positive evidence to release a significant portion of the valuation allowance. Release of the U.S. valuation allowance would result in the establishment of certain deferred tax assets and a benefit to income tax expense for the period the release is recorded which could have a material impact on net earnings. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved.

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

The Company is subject to certain of the provisions of the Tax Act during the year ending September 28, 2019. These provisions include a new tax on global intangible low-taxed income (“GILTI”), a deduction for foreign derived intangible income (“FDII”) and a minimum tax on certain transactions deemed to erode the U.S. tax base (“BEAT”). The Company has elected to account for GILTI as a period cost. In fiscal 2019, the Company does not believe that its effective tax rate will be materially impacted by GILTI or FDII, but the Company may be subject to BEAT. The total BEAT provision for the year is subject to change based on the Company’s results of operations and new Internal Revenue Service guidance issued during the year.
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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

10. Net income (loss) per share attributable to common stockholders

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers its redeemable convertible preferred stock to be participating securities as the holders of redeemable convertible preferred stock were entitled to receive noncumulative dividends in the event that a dividend was paid on common stock. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 32,482,590 shares of common stock on a one-for-one basis.

Basic net income (loss) attributable to common stockholders per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income (loss) per share attributable to common stockholders adjusts the basic net income (loss) per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock options and RSUs, using the treasury stock method, and convertible preferred stock using the as-if-converted method.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
(In thousands, except share and per share data)
Numerator:
Net income (loss)	$(22,824)	$(32,592)	$38,843	$13,105
Less: noncumulative dividend to preferred stockholders	—	—	—	(7,293)
Less: undistributed earnings to participating securities	—	—	—	(2,059)
Net income (loss) attributable to common stockholders—basic	$(22,824)	$(32,592)	$38,843	$3,753
Add: undistributed earnings reallocated to holders of common stock	—	—	—	275
Net income (loss) attributable to common stockholders—diluted	$(22,824)	$(32,592)	$38,843	$4,028
Denominator:
Weighted-average shares of common stock—basic	102,331,529	59,606,879	101,239,817	59,189,760
Effect of potentially dilutive stock options	—	—	9,901,628	14,175,913
Effect of RSUs	—	—	332,612	—
Weighted-average shares of common stock—diluted	102,331,529	59,606,879	111,474,057	73,365,673
Net income (loss) per share attributable to common stockholders:
Net income (loss) per share attributable to common stockholders—basic	$(0.22)	$(0.55)	$0.38	$0.06
Net income (loss) per share attributable to common stockholders—diluted	$(0.22)	$(0.55)	$0.35	$0.05

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Convertible preferred stock	—	32,482,590	—	32,482,590
Stock options to purchase common stock	41,602,128	45,171,937	34,926,238	30,546,921
Restricted stock units	3,215,651	—	1,410,272	—
Shares subject to repurchase	—	53,892	—	—
Total	44,817,779	77,708,419	36,336,510	63,029,511

11. Defined contribution plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as defined contribution plans for employees in Germany, France and Netherlands. In the second quarter of fiscal 2019, the Company began making contributions towards the 401(k) Plan, as well as towards the defined contribution plans in Germany, France and Netherlands.

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

We generate substantially all revenue from the sale of our wireless speakers, home theater speakers and component products, as new customers buy our products and existing customers continue to add products to their Sonos home sound systems. Our wireless speakers include Play:1, Play:3 and Play:5, as well as Sonos One, which includes native voice control. Our home theater products include Playbar, Playbase and Sub, as well as the recently released Sonos Beam, which includes native voice control. Our component products include Connect, Connect:Amp and Sonos Amp, as well as our architectural speakers recently released in connection with our Sonance partnership. We also generate revenue from other sources, such as module revenue from our IKEA partnership, the sale of Sonos and third-party accessories like speaker stands and wall mounts, as well as licensing revenue. We sell our products primarily through over 10,000 third-party physical retailers, including custom installers of home audio systems. We also sell through select e-commerce retailers and our website sonos.com. Our products are distributed in over 50 countries. We operate offices and development labs worldwide, with a significant presence in the United States, the Netherlands and China.

Key metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following additional key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are products sold, adjusted EBITDA and adjusted EBITDA margin.

Net income (loss) is the most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA. In the three months ended March 30, 2019 and March 31, 2018, we had net loss of $22.8 million and $32.6 million, respectively. In the six months ended March 30, 2019 and March 31, 2018, we had net income of $38.8 million and $13.1 million, respectively.

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018

(in thousands, except percentages)
Products sold	785	778	3,170	3,071
Adjusted EBITDA	$(2,757)	$(14,845)	$84,662	$50,511
Adjusted EBITDA margin	(1.3)%	(8.0)%	12.0%	7.7%

Products sold

Products sold represents the number of products that are sold during a period, net of returns. Products sold includes the sale of wireless speakers, home theater speakers and components. Products sold excludes the sale of other products, such as module units from our IKEA partnership and Sonos and third-party accessories. Historically, the sale of other items has not materially contributed to our revenue. Growth rates between products sold and revenue are not perfectly correlated because our revenue is affected by other variables, such as the mix of products sold during the period, promotional discount activity and the introduction of new products that may have higher or lower than average selling prices.

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
(in thousands, except percentages)
Net income (loss)	$(22,824)	$(32,592)	$38,843	$13,105
Depreciation	9,095	9,341	18,964	18,887
Stock-based compensation expense	11,086	9,528	20,118	19,065
Interest (income) expense, net	(611)	1,085	(213)	2,250
Other (income) expense, net	710	(2,808)	4,708	(3,429)
Provision for (benefit from) income taxes	(213)	601	2,242	633
Adjusted EBITDA	$(2,757)	$(14,845)	$84,662	$50,511
Revenue	$210,173	$186,720	$706,544	$655,670
Adjusted EBITDA margin	(1.3)%	(8.0)%	12.0%	7.7%

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

Components of results of operations

Revenue

We generate substantially all of our revenue from the sale of wireless speakers, home theater speakers and components. We also generate a small portion of our revenue from other revenue sources, such as module revenue from our IKEA partnership, the sale of Sonos and third-party accessories like speaker stands and wall mounts, as well as professional services and licensing revenue. We attribute our revenue from our IKEA partnership to our other product category and to our APAC region, which is determined by the address we ship the module units to. Our revenue is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers. We also defer a portion of our revenue that is allocated to unspecified software upgrades and cloud-based services. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold, principally for sales denominated in the euro and the British pound.

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

Research and development. Research and development expenses consist primarily of personnel-related expenses, consulting and contractor expenses, tooling, test equipment, prototype materials and related overhead costs. To date, software development costs have been expensed as incurred, because the period between achieving technological feasibility and the release of the software has been short and development costs qualifying for capitalization have been insignificant. We expect to continue to invest in research and development as we develop new products.

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

Other income (expense), net

Interest income (expense), net. Interest income consists primarily of interest income earned on our cash and cash equivalents balances. Interest expense consists primarily of interest expense associated with our debt financing arrangements and amortization of debt issuance costs.

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

Provision for (benefit from) income taxes

We are subject to income taxes in the United States and foreign jurisdictions in which we operate. Foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to U.S. income, the utilization of foreign tax credits and changes in tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a full valuation allowance to offset our U.S. and certain foreign net deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. It is possible that within the next 12 months there may be sufficient evidence to release a significant portion of the valuation allowance. Release of the U.S. valuation allowance would result in the establishment of certain deferred tax assets and a benefit to income tax expense for the period the release is recorded which could have a material impact on net earnings. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved.

Results of operations

The following table sets forth our condensed consolidated results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
(in thousands)
Revenue	$210,173	$186,720	$706,544	$655,670
Cost of revenue (1)	119,760	105,379	420,842	378,128
Gross profit	90,413	81,341	285,702	277,542
Operating expenses
Research and development (1)	40,080	35,237	77,175	68,766
Sales and marketing (1)	49,371	59,233	115,223	153,258
General and administrative (1)	23,900	20,585	47,724	42,959
Total operating expenses	113,351	115,055	240,122	264,983
Operating income (loss)	(22,938)	(33,714)	45,580	12,559
Other income (expense), net
Interest income (expense), net	611	(1,085)	213	(2,250)
Other income (expense), net	(710)	2,808	(4,708)	3,429
Total other income (expense), net	(99)	1,723	(4,495)	1,179

Income (loss) before provision for (benefit from) income taxes	(23,037)	(31,991)	41,085	13,738
Provision for (benefit from) income taxes	(213)	601	2,242	633
Net income (loss)	$(22,824)	$(32,592)	$38,843	$13,105
Adjusted EBITDA (2)	$(2,757)	$(14,845)	$84,662	$50,511

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Cost of revenue	$218	$51	$403	$107
Research and development	4,284	3,384	7,888	6,766
Sales and marketing	3,128	4,037	5,809	8,022
General and administrative	3,456	2,056	6,018	4,170
Total stock-based compensation expense	$11,086	$9,528	$20,118	$19,065

(2)	Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “Non-GAAP Financial Measures” above.

The following table sets forth selected condensed consolidated financial data for the periods indicated, expressed as a percentage of revenue (the table may not foot due to rounding):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	57.0	56.4	59.6	57.7
Gross profit	43.0	43.6	40.4	42.3
Operating expenses
Research and development (1)	19.1	18.9	10.9	10.5
Sales and marketing (1)	23.5	31.7	16.3	23.4
General and administrative (1)	11.4	11.0	6.8	6.6
Total operating expenses	53.9	61.6	34.0	40.4
Operating income (loss)	(10.9)	(18.1)	6.5	1.9
Other income (expense), net
Interest income (expense), net	0.3	(0.6)	—	(0.3)
Other income (expense), net	(0.3)	1.5	(0.7)	0.5
Total other income (expense), net	—	0.9	(0.6)	0.2
Income (loss) before provision for (benefit from) income taxes	(11.0)	(17.1)	5.8	2.1
Provision for (benefit from) income taxes	(0.1)	0.3	0.3	0.1
Net income (loss)	(10.9)	(17.5)	5.5	2.0
Adjusted EBITDA margin (2)	(1.3)%	(8.0)%	12.0%	7.7%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Cost of revenue	0.1%	—%	0.1%	—%
Research and development	2.0	1.8	1.1	1.0
Sales and marketing	1.5	2.2	0.8	1.2
General and administrative	1.6	1.1	0.9	0.6
Total stock-based compensation expense	5.3%	5.1%	2.8%	2.9%

(2)	Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “Non-GAAP Financial Measures” above.

Comparison of the three and six months ended March 30, 2019 and March 31, 2018

Revenue

Comparison of the three months ended March 30, 2019 and March 31, 2018

	Three Months Ended		Change
	March 30, 2019	March 31, 2018	$	%
(dollars and products sold in thousands)
Americas	$116,344	$92,985	$23,359	25.1%
EMEA	79,307	83,941	(4,634)	(5.5)%
APAC	14,522	9,794	4,728	48.3%
Total revenue	$210,173	$186,720	$23,453	12.6%

Total products sold	785	778	7	0.9%

Total revenue increased by $23.5 million, or 12.6%, from $186.7 million for the three months ended March 31, 2018 to $210.2 million for the three months ended March 30, 2019, primarily due to strong growth in home theater products related to the launch of our newest home theater product, Sonos Beam, which launched in July 2018, and an increase in sales of our Sub product. Revenue growth was also attributed to the launch of Sonos Amp in November 2018. This growth was partially offset by an overall decrease in revenue from our wireless speakers category, primarily driven by decreases in sales in the Play:1, due to volume mix shifting from Play:1 to Sonos One, and Play:3 speakers due to discontinuing Play:3 from our product portfolio in fiscal 2018.The decrease from our wireless speakers category was offset in part by increases in sales of Sonos One speakers.

Products sold increased by 0.9% for the three months ended March 30, 2019 compared to the three months ended March 31, 2018. The volume growth was primarily driven by sales of Sonos Beam, Sonos One and Sub products. Volume growth was partially offset by a decrease in sales of our wireless speaker products, Play:3 and Play:1 speakers.

Revenue from the Americas increased $23.4 million, or 25.1%, from $93.0 million for the three months ended March 31, 2018 to $116.3 million for the three months ended March 30, 2019. The increase in Americas revenue was driven by strong growth in home theater products related to the launch of Sonos Beam, the addition of retailers, and growth in component products. Revenue growth in the period was partially offset by decreased revenue in wireless speaker products due to reduced sales of our Play:1 and Play:3 speakers.

Revenue from EMEA decreased $4.6 million, or 5.5%, from $83.9 million for the three months ended March 31, 2018 to $79.3 million for the three months ended March 30, 2019. The decrease in EMEA revenue was driven by decreases in sales of wireless speaker products, partially offset by increased sales of home theater products and components.

Revenue from APAC increased $4.7 million, or 48.3%, from $9.8 million for the three months ended March 31, 2018 to $14.5 million for the three months ended March 30, 2019. The increase in APAC revenue was primarily driven by revenue related to our partnership with IKEA.

In constant U.S. dollars, total revenue increased by 17.1% for the three months ended March 30, 2019 compared to the three months ended March 31, 2018, which excludes the impact of foreign currencies weakening against the U.S. dollar. We calculate constant currency growth percentages by translating our prior-period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

Comparison of the six months ended March 30, 2019 and March 31, 2018

	Six Months Ended		Change
	March 30, 2019	March 31, 2018	$	%
(dollars and products sold in thousands)
Americas	$375,071	$324,723	$50,348	15.5%
EMEA	295,387	299,205	(3,818)	(1.3)%
APAC	36,086	31,742	4,344	13.7%
Total revenue	$706,544	$655,670	$50,874	7.8%

Total products sold	3,170	3,071	99	3.2%

Total revenue increased by $50.9 million, or 7.8%, from $655.7 million for the six months ended March 31, 2018 to $706.5 million for the six months ended March 30, 2019, primarily due to strong growth in home theater products related to the launch of our newest home theater product, Sonos Beam, which launched in July 2018, and an increase in sales of our Sub product. We also saw revenue growth in our components products driven by the launch of Sonos Amp in November 2018. This growth was partially offset by an overall decrease in revenue from our wireless speaker category, primarily driven by decreases in sales of our Play:1, Play:3 and Play:5 speakers due to discontinuing Play:3 from our product portfolio in fiscal 2018 and volume mix shifting from Play:1 to Sonos One, offset in part, by increases in sales of Sonos One speakers.

Products sold increased by 0.1 million, or 3.2%, from 3.1 million for the six months ended March 31, 2018 to 3.2 million for the six months ended March 30, 2019. Volume growth was driven by the launch of Sonos Beam, Sonos AMP and sales of Sonos One. Volume growth was partially offset by a decrease in sales of our Play:1, Play:3 and Play:5 speakers.

Revenue from the Americas increased $50.3 million, or 15.5%, from $324.7 million for the six months ended March 31, 2018 to $375.1 million for the six months ended March 30, 2019. The increase in Americas revenue was driven by strong growth in home theater products related to the launch of Sonos Beam, the addition of retailers and growth in component products. Although sales of Sonos One increased year-over-year, revenue growth in the period was partially offset by decreased revenue in wireless speaker products due to reduced sales of our Play:1, Play:3 and Play:5 speakers.

Revenue from EMEA decreased $3.8 million, or 1.3%, from $299.2 million for the six months ended March 31, 2018 to $295.4 million for the six months ended March 30, 2019. The decrease in EMEA revenue was driven by decreases in wireless speaker products, and was partially offset by increased sales of home theater products related to the launch of Sonos Beam.

Revenue from APAC increased $4.3 million, or 13.7%, from $31.7 million for the six months ended March 31, 2018 to $36.1 million for the six months ended March 30, 2019. The increase in APAC revenue was primarily driven by sales revenue related to our partnership with IKEA.

In constant U.S. dollars, total revenue increased by 10.3% for the six months ended March 30, 2019 compared to the six months ended March 31, 2018, which excludes the impact of foreign currencies weakening against the U.S. dollar. We calculate constant currency growth percentages by translating our prior-period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

Cost of revenue and gross profit

Comparison of the three months ended March 30, 2019 and March 31, 2018

	Three Months Ended		Change
	March 30, 2019	March 31, 2018	$	%
(dollars in thousands)
Cost of revenue	$119,760	$105,379	$14,381	13.6%
Gross profit	$90,413	$81,341	$9,072	11.2%
Gross margin	43.0%	43.6%

Cost of revenue increased $14.4 million, or 13.6%, from $105.4 million for the three months ended March 31, 2018 to $119.8 million for the three months ended March 30, 2019, primarily due to the 12.6% increase in revenue.

Gross margin decreased to 43.0% for the three months ended March 30, 2019 compared to 43.6% for the three months ended March 31, 2018, primarily due to the impact of lower margins in connection with the launch of our new Sonos Beam product in July 2018.

Comparison of the six months ended March 30, 2019 and March 31, 2018

	Six Months Ended		Change
	March 30, 2019	March 31, 2018	$	%
(dollars in thousands)
Cost of revenue	$420,842	$378,128	$42,714	11.3%
Gross profit	$285,702	$277,542	$8,160	2.9%
Gross margin	40.4%	42.3%

Cost of revenue increased $42.7 million, or 11.3%, from $378.1 million for the six months ended March 31, 2018 to $420.8 million for the six months ended March 30, 2019, primarily due to the 7.8% increase in revenue and higher costs related to a shift in product mix driven by the launch of Sonos Beam in July 2018.

Gross margin decreased to 40.4% for the six months ended March 30, 2019 compared to 42.3% for the six months ended March 31, 2018, primarily due to shift in product mix driven by the launch of our new Sonos Beam product in July 2018.

Research and development

Comparison of the three months ended March 30, 2019 and March 31, 2018

	Three Months Ended		Change
	March 30, 2019	March 31, 2018	$	%
(dollars in thousands)
Research and development	$40,080	$35,237	$4,843	13.7%
Percentage of revenue	19.1%	18.9%

Research and development expenses increased $4.8 million, or 13.7%, from $35.2 million for the three months ended March 31, 2018 to $40.1 million for the three months ended March 30, 2019. The increase was primarily due to higher personnel-related expenses of $3.9 million as we increased our headcount, particularly in software personnel as we continue to invest in new products and features.

Comparison of the six months ended March 30, 2019 and March 31, 2018

	Six Months Ended		Change
	March 30, 2019	March 31, 2018	$	%
(dollars in thousands)
Research and development	$77,175	$68,766	$8,409	12.2%
Percentage of revenue	10.9%	10.5%

Research and development expenses increased $8.4 million, or 12.2%, from $68.8 million for the six months ended March 31, 2018 to $77.2 million for the six months ended March 30, 2019. The increase was primarily due to higher personnel-related expenses of $7.7 million as we increased our headcount, particularly in software personnel as we continue to invest in new products and features.

Sales and marketing

Comparison of the three months ended March 30, 2019 and March 31, 2018

	Three Months Ended		Change
	March 30, 2019	March 31, 2018	$	%
(dollars in thousands)
Sales and marketing	$49,371	$59,233	$(9,862)	(16.6)%
Percentage of revenue	23.5%	31.7%

Sales and marketing expenses decreased $9.9 million, or 16.6%, from $59.2 million for the three months ended March 31, 2018 to $49.4 million for the three months ended March 30, 2019. The decrease was due to a decline of $4.8 million in marketing and advertising costs primarily related to reduced marketing expenses as we continue to transition away from traditional paid media and adopt more efficient direct-to-consumer and digital marketing tools, and a decrease of $4.6 million in personnel-related costs and lower overhead costs.

Comparison of the six months ended March 30, 2019 and March 31, 2018

	Six Months Ended		Change
	March 30, 2019	March 31, 2018	$	%
(dollars in thousands)
Sales and marketing	$115,223	$153,258	$(38,035)	(24.8)%
Percentage of revenue	16.3%	23.4%

Sales and marketing expenses decreased $38.0 million, or 24.8%, from $153.3 million for the six months ended March 31, 2018 to $115.2 million for the six months ended March 30, 2019. The decrease was primarily due to a decline of $24.7 million in marketing and advertising costs primarily related to reduced marketing expenses as we continue to transition away from traditional paid media and we adopt more efficient direct-to-consumer and digital marketing tools. The decrease was also due to $11.2 million in reductions from personnel-related costs and lower overhead costs.

General and administrative

Comparison of the three months ended March 30, 2019 and March 31, 2018

	Three Months Ended		Change
	March 30, 2019	March 31, 2018	$	%
(dollars in thousands)
General and administrative	$23,900	$20,585	$3,315	16.1%
Percentage of revenue	11.4%	11.0%

General and administrative expenses increased $3.3 million, or 16.1%, from $20.6 million for the three months ended March 31, 2018 to $23.9 million for the three months ended March 30, 2019. The increase was primarily due to an increase in personnel-related costs of $2.8 million, predominantly driven by higher wages and incentive compensation as we invest in the personnel and programs necessary to support our public company infrastructure.

Comparison of the six months ended March 30, 2019 and March 31, 2018

	Six Months Ended		Change
	March 30, 2019	March 31, 2018	$	%
(dollars in thousands)
General and administrative	$47,724	$42,959	$4,765	11.1%
Percentage of revenue	6.8%	6.6%

General and administrative expenses increased $4.8 million, or 11.1%, from $43.0 million for the six months ended March 31, 2018 to $47.7 million for the six months ended March 30, 2019. The increase was primarily due to an increase in personnel-related costs of $3.9 million, predominantly driven by higher wages and incentive compensation as we invest in the personnel and programs necessary to support our public company infrastructure.

Interest income (expense), net and other income (expense), net

Comparison of the three months ended March 30, 2019 and March 31, 2018

	Three Months Ended		Change
	March 30, 2019	March 31, 2018	$	%
(dollars in thousands)
Interest income (expense), net	$611	$(1,085)	$1,696	*
Other income (expense), net	$(710)	$2,808	$(3,518)	*
* not meaningful

The change in interest income (expense), net was primarily due to higher investment yields on our cash balances and a lower effective interest rate as a result of refinancing our term loan. The change in other income (expense), net was primarily due to foreign currency exchange gains and losses.

Comparison of the six months ended March 30, 2019 and March 31, 2018

	Six Months Ended		Change
	March 30, 2019	March 31, 2018	$	%
(dollars in thousands)
Interest income (expense), net	$213	$(2,250)	$2,463	*
Other income (expense), net	$(4,708)	$3,429	$(8,137)	*
* not meaningful

The change in interest income (expense), net was due to higher investment yields on our cash balances and a lower effective interest rate as a result of refinancing our term loan . The change in other income (expense), net was primarily due to foreign currency exchange gains and losses.

Provision for (benefit from) income taxes

Comparison of the three months ended March 30, 2019 and March 31, 2018

	Three Months Ended		Change
	March 30, 2019	March 31, 2018	$	%
(dollars in thousands)
Provision for (benefit from) income taxes	$(213)	$601	$(814)	*
* not meaningful

Provision for (benefit from) income taxes changed from a provision of $0.6 million for the three months ended March 31, 2018 to a benefit from income taxes of $0.2 million for the three months ended March 30, 2019.

For the three-months ended March 30, 2019, we recorded a provision for income taxes of $0.2 million for certain profitable foreign entities and a benefit of $0.4 million for U.S. federal and state income tax for a total benefit of $0.2 million. For the three months ended March 30, 2019, we calculated our U.S. income tax provision using the discrete method as though the interim year to date period was an annual period. We believe that the application of the estimated annual effective tax rate (“AETR”) method generally required by ASC 740 is impractical for the U.S. tax provision given that normal deviations in the projected pre-tax net income (loss) in the U.S. could result in a disproportionate and unreliable effective tax rate under the AETR method. We recorded a provision for income taxes of $0.6 million for certain profitable foreign entities for the three months ended March 31, 2018.

Comparison of the six months ended March 30, 2019 and March 31, 2018

	Six Months Ended		Change
	March 30, 2019	March 31, 2018	$	%
(dollars in thousands)
Provision for (benefit from) income taxes	$2,242	$633	$1,609	*
* not meaningful

Provision for income taxes increased from $0.6 million for the six months ended March 31, 2018 to $2.2 million for the six months ended March 30, 2019.

For the six-months ended March 30, 2019, we recorded a provision for income taxes of $0.6 million for certain profitable foreign entities and a provision of $1.6 million for U.S. federal and state income tax for a total provision of $2.2 million. For the six months ended March 30, 2019, we calculated our U.S. income tax provision using the discrete method as though the interim year to date period was an annual period for the reasons described above. For the six months ended March 30, 2018 ,we recorded a provision for income taxes of $0.8 million for certain profitable foreign entities and a benefit of $0.2 million as a result of U.S. tax reform for a total provision of $0.6 million.

Liquidity and capital resources

Our operations are financed primarily through cash flow from operating activities, net proceeds from the sale of our equity securities, including net proceeds of $90.6 million from the closing of our IPO on August 6, 2018, and borrowings under our credit facilities. As of March 30, 2019, our principal sources of liquidity consisted of cash flow from operating activities, cash and cash equivalents of $295.3 million, including $25.0 million held by our foreign subsidiaries, and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of March 30, 2019, as they are required to fund needs outside the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

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

Credit facilities

Our credit facilities are as follows:

	As of
	March 30, 2019		September 29, 2018
	Rate	Balance	Rate	Balance
(dollars in thousands)
Term Loan (1)	5.1%	$40,000	4.8%	$40,000
Unamortized debt issuance costs (2)		(199)		(236)
Total indebtedness		$39,801		$39,764
Less short-term portion		(10,000)		(6,667)
Long-term debt		$29,801		$33,097

(1)	Bears interest at a variable rate equal to an adjusted LIBOR plus 2.25% and is payable quarterly. Due in October 2021, with quarterly principal payments beginning in July 2019.

(2)	Debt issuance costs are recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility and the Term Loan require us to maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of March 30, 2019 and September 29, 2018, we were in compliance with all financial covenants.
Obligations under the Term Loan and the Credit Facility are collateralized by our eligible inventory and accounts receivable as well as our intellectual property including patents and trademarks. As of both March 30, 2019 and September 29, 2018, we did not have any outstanding borrowings and had $4.5 million in undrawn letters of credit that reduce the availability under the Credit Facility. As of both March 30, 2019 and September 29, 2018, we had $39.8 million outstanding on the Term Loan.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	March 30, 2019	March 31, 2018
(In thousands)
Net cash provided by (used in):
Operating activities	$65,105	$4,587
Investing activities	(8,087)	(21,870)
Financing activities	17,796	2,276
Effect of exchange rate changes	(475)	2,224
Net change in cash, cash equivalents and restricted cash	$74,339	$(12,783)

Cash flows from operating activities

Net cash provided by operating activities of $65.1 million for the six months ended March 30, 2019 consisted of net income of $38.8 million, non-cash adjustments of $43.4 million and a net decrease in cash related to changes in operating assets and liabilities of $17.2 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $20.1 million and depreciation of $19.0 million. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $111.2 million related to the decrease in inventory, a decrease in accrued compensation of $6.2 million due to the payment of bonuses in the first quarter of fiscal 2019 and an increase in other assets of $5.4 million. The decrease in net change in operating assets and liabilities was offset by a decrease in inventory of $86.8 million due to the seasonality of our business, a decrease in accounts receivable of $7.9 million due to the seasonality of our business, an increase in other liabilities of $6.4 million and an increase in deferred revenue of $4.6 million.

Net cash provided by operating activities of $4.6 million for the six months ended March 31, 2018 was primarily due to net income of $13.1 million, non-cash adjustments of $36.2 million and a net decrease in cash related to changes in operating assets and liabilities of $44.7 million. Non-cash adjustments primarily consisted of stock-based compensation of $19.1 million and depreciation of $18.9 million. The net decrease in operating assets and liabilities was primarily due to a $75.7 million decrease in accounts payable and accrued expenses due to the timing of payments, a $9.3 million decrease in accrued compensation due to the payment of bonuses in the first quarter of fiscal 2018, partially offset by a $28.0 million decrease in inventory due to the seasonality of our business, and a decrease in accounts receivable of $12.1 million due to the collection of holiday sales.

Cash flows from investing activities

Cash used in investing activities for the six months ended March 30, 2019 of $8.1 million was due to payments for property and equipment, which were primarily comprised of marketing-related product displays and manufacturing-related tooling and test equipment to support the launch of new products.

Cash used in investing activities for the six months ended March 31, 2018 of $21.9 million was due to payments for property and equipment, which primarily comprised of marketing-related purchases predominantly for product displays and manufacturing-related tooling and test equipment to support the launch of new products.

Cash flows from financing activities

Cash provided by financing activities for the six months ended March 30, 2019 of $17.8 million primarily consisted of proceeds from exercise of stock options of $18.9 million, partially offset by final payments of offering costs of $0.6 million and payments for purchases of treasury stock of $0.6 million.

Cash provided by financing activities for the six months ended March 31, 2018 of $2.3 million primarily consisted of net proceeds of $30.0 million from revolving credit facilities and proceeds from the exercise of common stock options of $4.4 million. These increases were offset by a net paydown of our revolving credit facilities of $30.0 million, payment of offering costs of $1.3 million, and $0.8 million for payments for purchase of treasury stock.

Commitments and contingencies

At March 30, 2019, we had $45.4 million in non-cancelable purchase commitments for inventory we expect to purchase in the remainder of fiscal 2019.

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

Other than items discussed in Note 2 of our condensed consolidated financial statements, there have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report.

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

We recognized a loss of $0.7 million and a gain of $2.8 million from foreign currency gains and losses for the three months ended March 30, 2019 and March 31, 2018, respectively. We recognized a loss of $4.7 million and a gain of $3.4 million from foreign currency gains for the six months ended March 30, 2019 and March 31, 2018, respectively. Based on transactions denominated in currencies other than respective functional currencies as of March 30, 2019, a hypothetical adverse change of 10% would have resulted in an adverse impact on income before income taxes of approximately $1.4 million for the three months ended March 30, 2019 and $7.3 million for the six months ended March 30, 2019.

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
Based on the evaluation of our disclosure controls and procedures as of March 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in our internal control over financial reporting that were disclosed in our Annual Report, our disclosure controls and procedures were not effective as of March 30, 2019.
Notwithstanding the material weaknesses, our management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Management’s plan to remediate the material weaknesses
As previously described in Part II, Item 9A of our Annual Report, we began implementing a remediation plan to address the material weaknesses mentioned above. The initiatives we are implementing to remediate the material weaknesses are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. We will continue to implement measures to remedy our internal control deficiencies through the end of fiscal 2019, which coincides with the first year in which we will be required to provide the management's report on internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).
Changes in internal control
Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting during the three months ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than the matters described in Note 7 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

We have experienced net losses in our recent annual periods. In the fiscal years ended September 29, 2018, September 30, 2017 and October 1, 2016, we had net losses of $15.6 million, $14.2 million and $38.2 million, respectively. We had an accumulated deficit of $164.8 million as of March 30, 2019. We expect our operating expenses to increase in the future as we expand our operations and execute on our product roadmap. We plan to make significant future expenditures related to the expansion of our business and our product offerings, including investments in:

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

We need to increase our revenue to achieve and maintain profitability in the future. We cannot assure you that our revenue will continue to grow or that it will not decline. In addition, we anticipate that new product introductions will adversely impact our gross margin in the near to intermediate term due to the increasing frequency of these product introductions and their anticipated increased share of our overall product volume. In the past, we have taken cost savings initiatives, including our reorganization effort in the third quarter of fiscal 2018. However, our cost savings initiatives do not assure our profitability. Additional reorganizations may be implemented in the future and cost savings may be offset by future hiring or other costs to pursue strategic objectives. Our revenue may decline, or we may incur significant losses for a number of reasons, including the other risks and uncertainties described in these Risk Factors.

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

We have increasingly focused our product roadmap on voice-enabled speakers, and we introduced our first voice-enabled speaker, Sonos One, in October 2017, and our first voice-enabled home theater speaker, Sonos Beam, in July 2018. The voice-enabled speaker market and the voice-enabled smart home systems market are still in the early stages of development. If these markets do not continue to grow, or grow in unpredictable ways, our revenue may fall short of expectations and our operating results may be harmed, particularly since we incur substantial costs to introduce new products in advance of anticipated sales. Additionally, even if the market for voice-enabled speakers does expand, we may not be successful in developing and selling speakers that appeal to consumers or gain sufficient market acceptance. To succeed in this market, we will need to design, produce and sell innovative and compelling products and partner with other businesses that enable us to capitalize on new technologies. We also face intense competition in our markets, and we are dependent on a number of technology partners for the development of our products, some of which have developed or may develop and sell voice-enabled speaker products of their own. For example, Sonos One and Sonos Beam feature voice-control enablement powered by Amazon’s Alexa technology while Amazon currently competes by offering speaker products of its own. As we continue to execute on our product roadmap, our success in introducing voice-enabled speakers that utilize third-party technology, especially voice control, will increasingly depend on the willingness of our technology partners, many of which sell or may develop products that compete with ours, to continue to promote and enhance our products. These technology partners may cease doing business with us or disable the technology they provide our products for a variety of reasons, including to promote their products over our own. If these partners disable the integration of their technology into our products, demand for our products may decrease and our sales may be harmed. We cannot assure you that the resources we invest in research and development, existing or alternative technology partnerships, marketing and sales will be adequate for us to successfully establish and maintain a large share of the voice-enabled speaker market. If we are not able to capture and sustain market share, our future revenue growth will be negatively impacted.

To remain competitive and stimulate consumer demand, we must successfully manage frequent new product introductions and transitions.

Due to the highly volatile and competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. The successful introduction of our new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. In recent years, we have experienced delays in bringing new products to market, along with higher-than-expected costs in doing so. We face significant challenges in managing the risks associated with new product introductions and production ramp-up issues, including accurately forecasting initial consumer demand, as well as the risk that new products may have quality or other defects in the early stages of introduction. New and upgraded products can also affect the sales and profitability of existing products. In addition, from time to time, we enter into strategic alliances or collaborative partnerships with third parties to develop, commercialize and market new products, which may not be successful or result in significant revenues. Accordingly, if we cannot properly manage the introduction of our new products, our operating results and financial condition may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.

We are highly dependent on a key contract manufacturer to manufacture our products, and while we recently began using additional manufacturers, we may be unable to operate our business if our key contract manufacturer is unable to manufacture our products or ends its relationship with us.

We have historically depended on a single manufacturer, Inventec Appliances Corporation (“Inventec”), to manufacture our products. Recently, we began using additional manufacturers to manufacture certain of our products, though Inventec remains our key manufacturer for the vast majority of our production. Our reliance on Inventec increases the risk that, in the event of an interruption in Inventec’s operations, whether due to a natural catastrophe, labor dispute or otherwise, we would not be able to maintain our production capacity without incurring material additional costs and substantial delays. Additionally, Inventec can terminate its agreement with us for any reason with 180 days’ advance notice. If Inventec breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, we may be severely delayed or fully prevented from selling our products. If Inventec were unable to perform its obligations or were to end its relationship with us, it would take a significant amount of time to increase our production with other manufacturers or to identify and onboard a new manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Moreover, a violation of labor, environmental, intellectual property or other laws by our manufacturers, or a failure of our manufacturers to follow generally accepted ethical business practices, could create negative publicity, harm our reputation and require us to contract with new manufacturers. Identifying additional manufacturers would require us to evaluate and approve their quality control systems, technical capabilities, responsiveness, service, financial stability, regulatory compliance and labor and other ethical practices. Any material disruption in our relationship with our manufacturers would harm our ability to compete effectively and satisfy demand for our products, and could adversely impact our revenue, gross margin and operating results.

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

Several of our existing products compete, and products that we may offer in the future could compete, with the product offerings of some of our significant channel and distribution partners, which partners have greater financial resources than we do. Amazon and Apple, for example, already offer products that compete with ours. To the extent products offered by our partners compete with our products, they may choose to promote their own products over ours or could end our partnerships and cease selling or promoting our products entirely. If our distribution partners, such as Amazon and Apple, continue to compete with us more directly in the future, they would be able to market and promote their products more prominently than they market and promote our products, and could refuse to promote or offer our products for sale alongside their own, or at all, in distribution channels. Any reduction in our ability to place and promote our products, or increased competition for available shelf or website placement, especially during peak retail periods, such as the holiday shopping season, would require us to increase our marketing expenditures and to seek other distribution channels in order to promote our products. If we are unable to effectively sell our products due to conflicts with our distribution partners, our business would be harmed.

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

We are dependent on our channel partners for a vast majority of our product sales. Some of our key channel partners include Best Buy, which accounted for 16% of our revenue in fiscal 2019, and the ALSO Group, our distributor in Germany, Sweden, Denmark and Norway, which accounted for 11% of our revenue in fiscal 2019. We do not enter into long-term volume commitments with our major channel partners. If one or several of our channel partners were to discontinue selling our products, increase their promotion of competing products or choose to promote competing products over ours, the volume of our products sold to customers could decrease, which could in turn harm our business. In addition, the loss of a key channel partner for distribution would require us to identify and contract with alternative channel partners, or to rely more heavily on direct-to-consumer sales, which we may be unable to do successfully, or which could prove time-consuming and expensive. In addition, revenue from our channel partners depends on a number of factors outside our control and may vary from period to period. If one or more of our channel partners were to experience serious financial difficulty as a result of weak economic conditions or otherwise, and were to reduce its inventory of our products or limit or cease operations, our business and results of operations would be significantly harmed. Consolidation of our channel partners in the future or additional concentration of market share among our channel partners may also exacerbate this risk.

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

As we become a more mature company, we may find our recruiting efforts more challenging. In particular, we have experienced difficulties in recruiting qualified software engineers. The equity incentives we currently use to attract, retain and motivate employees may not be as effective as in the past. We rely heavily on equity incentives to attract and retain employees, and if the value of the underlying common stock does not grow commensurate with expectations, we may not be able to effectively recruit new employees and we may risk losing existing employees. If we do not succeed in attracting, hiring and integrating high-quality personnel, or in retaining and motivating existing personnel, we may be unable to grow effectively, and our financial condition may be harmed.

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

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright and trade secret protection laws, to protect our proprietary rights. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent and trademark applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition and results of operations. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, in December 2017, a jury found that Denon had infringed and was infringing certain of our patents, and in May 2018, we settled the remaining claims in exchange for royalty payments from Denon. The cost of defending our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Additionally, our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.

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

Regulatory scrutiny of privacy, data collection, use of data and data protection is intensifying globally, and the personal information and other data we collect, store, process and use is increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in Europe. These laws often develop in ways we cannot predict and may materially increase our cost of doing business, particularly as we expand the nature and types of products we offer. For example, the General Data Protection Regulation (the “GDPR”), which came into effect in the EU in May 2018 and superseded prior EU data protection legislation, imposes more stringent data protection requirements and provides for greater penalties for noncompliance. Further, as discussed in more detail below, the United Kingdom has initiated the formal process to leave the EU, creating uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the United Kingdom will be regulated. Additionally, although we are making use of the EU Standard Contractual Clauses with regard to the transfer of certain personal data to countries outside the European Economic Area (the “EEA”), some regulatory uncertainty remains surrounding the future of data transfers from the EEA to the United States. Although we are closely monitoring regulatory developments in this area, any actual or perceived failure by us to comply with any regulatory requirements or orders or other domestic or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business.

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

We have operations outside the United States, and we expect to continue to expand our international presence, especially in Asia. In fiscal 2019, 51% of our revenue was generated outside the United States. This subjects us to a variety of risks inherent in doing business internationally, including:

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

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Between July and September 2018, the U.S. Trade Representative imposed tariffs of 10% on a variety of goods imported from China, which may increase to 25% in 2019 pending negotiations between the U.S. and China. Some of these tariffs currently affect our accessories products and we may be required to raise our prices on those products due to the tariffs, which may result in a loss of customers and harm our operating performance. If the existing tariffs are expanded or interpreted by a court or governmental agency to apply to any of our other products, we may be required to raise our prices on those products, which may further result in a loss of customers and harm our operating performance. Additionally the Trump Administration continues to signal that it may further alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. It is possible further tariffs will be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. We may seek to shift production outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations.

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

The decision by British voters to exit the European Union may negatively impact our operations.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union (often referred to as Brexit) in a national referendum. As of the date of this Annual Report, the British Parliament has not agreed upon the terms of the withdrawal. On April 10, 2019, the leaders of the other member countries of the European Union agreed to extend the deadline for Brexit until October 31, 2019. The referendum and ongoing negotiations have created significant uncertainty about the future relationship between the United Kingdom and the European Union.

If the United Kingdom leaves the European Union with no agreement, it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the United Kingdom’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Any adjustments we make to our business and operations as of Brexit could result in significant time and expense to complete.

Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the United Kingdom conducts.

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

As of September 29, 2018, we had gross U.S. federal net operating loss carryforwards of $74.7 million, which expire beginning in 2033, and gross state net operating loss carryforwards of $45.9 million, which expire beginning in 2020, as well as $21.1 million in foreign net operating loss carryforwards, of which $2.1 million have an indefinite life. Also as of September 29, 2018, we had U.S. federal and state research and development tax credit carryforwards of $25.4 million and $19.1 million, respectively. The federal research credits will begin to expire in the year 2025, and the state research credits will begin to expire in 2024.

It is possible that we will not generate taxable income in time to use our net operating loss carryforwards before their expiration or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result, our net operating losses generated through July 18, 2012 may be subject to limitation under Section 382 of the Code. The amount of pre-change loss carryforward which may be subject to this limitation is $46.8 million. Our ability to use net operating loss carryforwards and other tax attributes to reduce future taxable income and liabilities may be subject to limitations based on the ownership change of 2012. We have completed an updated Section 382 study through March 30, 2019, and the results of this study show no ownership change within the meaning of Section 382 of the Code had occurred from the previously identified ownership change on July 18, 2012 through March 30, 2019. We will continue to monitor prospective ownership changes within the meaning of Section 382.

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

The market price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $9.58 to $21.69 through May 6, 2019. The market price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

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

We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Additional issuances of our capital stock will result in dilution to our existing stockholders. We also grant equity awards to employees, directors and consultants under our 2018 Equity Incentive Plan and rights to purchase our common stock under our 2018 Employee Stock Purchase Plan, the latter of which will become effective at a future date upon determination by the compensation committee of the Board. Also, to the extent outstanding options and rights to purchase our capital stock are exercised and restricted stocks units vest and are settled, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise, which may cause the market price of our common stock to decline.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a three-year period beginning on the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our restated certificate of incorporation, our restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

Item 6. Exhibit index

Exhibit number		Incorporated by reference				Filed or furnished herewith
	Exhibit title	Form	File no.	Exhibit	Filing date
10.1	Offer letter between Brittany Bagley and the Registrant, dated March 29, 2019					X
10.2	Form of Restricted Stock Unit Award Agreement for Section 16 Officers					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Sonos, Inc.

Date: May 10, 2019	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 10, 2019	By:	/s/ Brittany Bagley
Brittany Bagley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)