Form 10-Q
period 2019-06-29
Sonos Inc
filed 2019-08-08
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

Commission File Number: 001-38603

SONOS, INC.
(Exact name of registrant as specified in its charter)

Delaware		03-0479476
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
614 Chapala Street Santa Barbara, CA 93101 (805) 965-3001
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	SONO	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 27, 2019 the registrant had 106,324,760 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	As of
	June 29, 2019	September 29, 2018
Assets
Current assets:
Cash and cash equivalents	$338,292	$220,930
Restricted cash	186	190
Accounts receivable, net of allowances	91,333	73,214
Inventories	121,225	193,193
Prepaids and other current assets	15,363	10,073
Total current assets	566,399	497,600
Property and equipment, net	72,856	85,371
Deferred tax assets	1,056	941
Other noncurrent assets	3,607	3,586
Total assets	$643,918	$587,498

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$153,478	$195,159
Accrued expenses	46,562	38,687
Accrued compensation	34,300	33,371
Short-term debt	11,667	6,667
Deferred revenue	13,349	11,615
Other current liabilities	16,146	10,858
Total current liabilities	275,502	296,357
Long-term debt	28,154	33,097
Deferred revenue	42,757	39,352
Other noncurrent liabilities	9,080	10,334
Total liabilities	355,493	379,140

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	107	101
Treasury stock	(11,904)	(11,072)
Additional paid-in capital	480,170	424,617
Accumulated deficit	(178,777)	(203,611)
Accumulated other comprehensive loss	(1,171)	(1,677)
Total stockholders’ equity	288,425	208,358
Total liabilities and stockholders’ equity	$643,918	$587,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue	$260,119	$208,398	$966,663	$864,069
Cost of revenue	142,749	112,909	563,591	491,037
Gross profit	117,370	95,489	403,072	373,032
Operating expenses
Research and development	44,355	35,444	121,530	104,209
Sales and marketing	61,482	60,819	176,705	214,077
General and administrative	26,583	20,860	74,308	63,822
Total operating expenses	132,420	117,123	372,543	382,108
Operating income (loss)	(15,050)	(21,634)	30,529	(9,076)
Other income (expense), net
Interest income (expense), net	806	(1,116)	1,019	(3,367)
Other income (expense), net	1,068	(3,744)	(3,640)	(315)
Total other income (expense), net	1,874	(4,860)	(2,621)	(3,682)
Income (loss) before provision for income taxes	(13,176)	(26,494)	27,908	(12,758)
Provision for income taxes	833	494	3,074	1,126
Net income (loss)	$(14,009)	$(26,988)	$24,834	$(13,884)

Net income (loss) attributable to common stockholders:
Basic	$(14,009)	$(26,988)	$24,834	$(13,884)
Diluted	$(14,009)	$(26,988)	$24,834	$(13,884)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.13)	$(0.45)	$0.24	$(0.23)
Diluted	$(0.13)	$(0.45)	$0.22	$(0.23)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	105,522,313	60,074,763	102,667,316	59,484,761
Diluted	105,522,313	60,074,763	112,542,998	59,484,761

Total comprehensive income (loss)
Net income (loss)	$(14,009)	$(26,988)	$24,834	$(13,884)
Change in foreign currency translation adjustment	(663)	162	506	523
Comprehensive income (loss)	$(14,672)	$(26,826)	$25,340	$(13,361)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended June 29, 2019

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at March 30, 2019	105,692,632	$106	$463,677	(861,354)	$(11,638)	$(164,768)	$(508)	$286,869
Issuance of common stock pursuant to equity incentive plans	1,481,047	1	3,085	—	—	—	—	3,086
Purchase of treasury stock	—	—	—	(25,565)	(266)	—	—	(266)
Stock-based compensation expense	—	—	13,408	—	—	—	—	13,408
Net loss	—	—	—	—	—	(14,009)	—	(14,009)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(663)	(663)
Balance at June 29, 2019	107,173,679	$107	$480,170	(886,919)	$(11,904)	$(178,777)	$(1,171)	$288,425

	Three Months Ended June 30, 2018

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at March 31, 2018	32,482,590	$90,341	60,707,232	$61	$223,720	(799,174)	$(10,953)	$(174,903)	$(1,804)	$36,121
Issuance of common stock pursuant to equity incentive plans	—	—	367,854	—	1,391	—	—	—	—	1,391
Purchase of treasury stock	—	—	—	—	—	(7,866)	(119)	—	—	(119)
Stock-based compensation expense	—	—	—	—	10,333	—	—	—	—	10,333
Net loss	—	—	—	—	—	—	—	(26,988)	—	(26,988)
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	162	162
Balance at June 30, 2018	32,482,590	$90,341	61,075,086	$61	$235,444	(807,040)	$(11,072)	$(201,891)	$(1,642)	$20,900

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Nine Months Ended June 29, 2019

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at September 29, 2018	100,868,250	$101	$424,617	(807,040)	$(11,072)	$(203,611)	$(1,677)	$208,358
Issuance of common stock pursuant to equity incentive plans	6,305,429	6	22,028	—	—	—	—	22,034
Purchase of treasury stock	—	—	—	(79,879)	(832)	—	—	(832)
Stock-based compensation expense	—	—	33,525	—	—	—	—	33,525
Net income	—	—	—	—	—	24,834	—	24,834
Change in foreign currency translation adjustment	—	—	—	—	—	—	506	506
Balance at June 29, 2019	107,173,679	$107	$480,170	(886,919)	$(11,904)	$(178,777)	$(1,171)	$288,425

	Nine Months Ended June 30, 2018

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at September 30, 2017	32,482,590	$90,341	59,339,336	$59	$200,301	(746,462)	$(10,161)	$(188,007)	$(2,165)	$27
Issuance of common stock pursuant to equity incentive plans	—	—	1,735,750	2	5,746	—	—	—	—	5,748
Purchase of treasury stock	—	—	—	—	—	(60,578)	(911)	—	—	(911)
Stock-based compensation expense	—	—	—	—	29,397	—	—	—	—	29,397
Net loss	—	—	—	—	—	—	—	(13,884)	—	(13,884)
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	523	523
Balance at June 30, 2018	32,482,590	$90,341	61,075,086	$61	$235,444	(807,040)	$(11,072)	$(201,891)	$(1,642)	$20,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities
Net income (loss)	$24,834	$(13,884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	27,403	28,647
Stock-based compensation expense	33,525	29,397
Other	1,962	639
Deferred income taxes	(129)	117
Foreign currency transaction loss	1,430	301
Changes in operating assets and liabilities:
Accounts receivable, net	(19,114)	(5,659)
Inventories, net	69,683	(79)
Other assets	(5,434)	(4,901)
Accounts payable and accrued expenses	(33,680)	(24,357)
Accrued compensation	1,091	(4,237)
Deferred revenue	5,279	10,342
Other liabilities	4,086	(534)
Net cash provided by operating activities	110,936	15,792
Cash flows from investing activities
Purchases of property and equipment	(14,092)	(25,927)
Net cash used in investing activities	(14,092)	(25,927)
Cash flows from financing activities
Proceeds from borrowings, net of borrowing costs	—	30,000
Repayments of borrowings	—	(30,000)
Payments for purchase of treasury stock	(832)	(911)
Proceeds from exercise of common stock options	22,034	5,748
Payments of offering costs	(585)	(2,154)
Net cash provided by financing activities	20,617	2,683
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(103)	1,289
Net increase (decrease) in cash, cash equivalents and restricted cash	117,358	(6,163)
Cash, cash equivalents and restricted cash
Beginning of period	221,120	130,788
End of period	$338,478	$124,625
Supplemental disclosure
Cash paid for interest	$1,334	$3,596
Cash paid for taxes, net of refunds	$2,534	$1,251
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$6,053	$7,187
Deferred offering costs in accounts payable and accrued expenses	$—	$972

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

Basis of presentation and preparation

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet as of June 29, 2019 has been derived from the audited financial statements of the Company. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended June 29, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

The Company has a 4-4-5 fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2015. The nine months ended June 29, 2019 and June 30, 2018 spanned 39 weeks each. As used in this Quarterly Report on Form 10-Q, “fiscal 2019” refers to the fiscal year ending September 28, 2019 and “fiscal 2018” refers to the fiscal year ended September 29, 2018.

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

Recently adopted accounting pronouncements

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to nonemployees with the guidance applicable to grants to employees. Under this new standard, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. Further, compensation cost for awards with performance conditions will be recognized when it is probable the conditions will be achieved, rather than upon actual achievement of the conditions. In the second quarter of fiscal 2019, the Company early adopted the standard using the prospective approach. There was no cumulative effect entry needed to adjust the opening retained earnings balance upon adoption. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective November 5, 2018. In the first quarter of fiscal 2019, the Company adopted this standard for all periods presented in this Quarterly Report on Form 10-Q, presenting the activity of the stockholders’ equity accounts in the accompanying consolidated statements of redeemable convertible preferred stock and stockholders’ equity for the periods presented.

Recent accounting pronouncements pending adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and other subsequent amendments to amend historical lease accounting in order to increase transparency and comparability among entities. The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This standard is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company expects to adopt the new lease standard in the first quarter of fiscal 2020. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted improvements," which provides an alternative transition method that entities can elect when adopting this standard. Under this alternative transition method, a company is permitted to use its effective date as the date of initial application without restating comparative period financial statements. The Company currently anticipates to adopt Topic 842 utilizing this alternative transition method. In adopting the new guidance, the Company expects to elect the package of practical expedients which allows the Company not to reassess (1) whether any expired or existing contracts contain leases under the new definition of a lease; (2) the lease classification for any expired or existing leases; and (3) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. Upon adoption, the Company will recognize any qualifying right-of-use assets and lease liabilities on its condensed consolidated balance sheets, which will increase the Company’s total assets and total liabilities. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
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

3. Fair value measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The carrying values of the Company’s long-term debt approximate their fair values as of June 29, 2019 and September 29, 2018 as the debt carries a variable rate or market rates that approximate those currently available to the Company.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of June 29, 2019 and September 29, 2018:

	June 29, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$266,326	$—	$—	$266,326

	September 29, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$140,588	$—	$—	$140,588

4. Revenue and geographic information

Disaggregation of revenue

Revenue by geographical region includes the applicable service revenue attributable to each region and is based on ship-to address, as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

(In thousands)
Americas	$145,612	$122,982	$520,684	$447,705
Europe, Middle East and Africa (“EMEA”)	88,151	75,585	383,537	374,790
Asia Pacific (“APAC”)	26,356	9,831	62,442	41,574
Total revenue	$260,119	$208,398	$966,663	$864,069

Revenue is attributed to individual countries based on ship-to address and includes the applicable service revenue attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

(In thousands)
United States	$134,924	$113,558	$481,888	$409,701
Germany	20,636	18,512	96,775	95,720
United Kingdom	19,810	17,930	90,036	88,421
Other countries	84,749	58,398	297,964	270,227
Total revenue	$260,119	$208,398	$966,663	$864,069

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Revenue by product categories includes the applicable service revenue attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

(In thousands)
Wireless speakers	$104,626	$93,867	$401,994	$453,185
Home theater speakers	89,660	66,732	388,902	283,952
Components	48,135	42,283	137,539	113,530
Other	17,698	5,516	38,228	13,402
Total revenue	$260,119	$208,398	$966,663	$864,069

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

5. Balance sheet components

Accounts receivable, net of allowances

Accounts receivable, net of allowances, consist of the following:

	June 29, 2019	September 29, 2018
(In thousands)
Accounts receivable	$110,507	$85,840
Allowance for doubtful accounts	(1,069)	(872)
Allowance for sales incentives	(18,105)	(11,754)
Accounts receivable, net of allowances	$91,333	$73,214

Inventories

Inventories, net, consist of the following:

	June 29, 2019	September 29, 2018
(In thousands)
Finished goods	$104,078	$176,181
Component parts	17,147	17,012
Inventories	$121,225	$193,193

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

Accrued expenses
Accrued expenses consisted of the following:

	June 29, 2019	September 29, 2018
(In thousands)
Accrued advertising and marketing	$17,707	$11,613
Accrued taxes	4,999	4,175
Accrued inventory	1,723	4,179
Accrued manufacturing, logistics and product development	9,348	8,290
Accrued general and administrative expenses	7,413	3,322
Other accrued payables	5,372	7,108
Total accrued expenses	$46,562	$38,687

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and platform services. The following table presents the changes in the Company’s deferred revenue for the nine months ended June 29, 2019 and June 30, 2018:

	June 29, 2019	June 30, 2018

(In thousands)
Deferred revenue, beginning of period	$50,967	$45,567
Recognition of revenue included in beginning of period deferred revenue	(8,827)	(8,367)
Revenue deferred, net of revenue recognized on contracts in the respective period	13,966	18,594
Deferred revenue, end of period	$56,106	$55,794

The Company expects the following recognition of deferred revenue as of June 29, 2019:

	For the fiscal years ending
	2019	2020	2021	2022	2023 and Beyond	Total

(In thousands)
Deferred revenue expected to be recognized	$3,561	$12,934	$11,631	$9,785	$18,195	$56,106

Other current liabilities

Other current liabilities consist of the following:

	June 29, 2019	September 29, 2018
(In thousands)
Reserve for returns	$10,390	$5,005
Product warranty liability	3,096	2,450
Other	2,660	3,403
Total other current liabilities	$16,146	$10,858

The following table presents the changes in the Company’s warranty liability for the nine months ended June 29, 2019 and June 30, 2018:

	June 29, 2019	June 30, 2018
(In thousands)
Warranty liability, beginning of period	$2,450	$2,437
Provision for warranties issued during the period	9,474	6,865
Settlements of warranty claims during the period	(8,828)	(6,785)
Warranty liability, end of period	$3,096	$2,517

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

6. Debt

The Company's debt obligations consist of the Secured Credit Facility with J.P. Morgan Chase Bank, N.A. (the “Credit Facility”) and the J.P. Morgan Chase Bank, N.A. Secured Term Loan (the "Term Loan"). The Company’s short- and long-term debt obligations as of June 29, 2019 and September 29, 2018 was as follows:

	June 29, 2019		September 29, 2018
	Rate	Balance	Rate	Balance
(dollars in thousands)
J.P. Morgan Chase Bank, N.A Secured Term Loan (1)	5.1%	$40,000	4.8%	$40,000
Unamortized debt issuance costs (2)		(179)		(236)
Total indebtedness		39,821		39,764
Less short-term portion		(11,667)		(6,667)
Long-term debt		$28,154		$33,097

(1)	Bears interest at a variable rate equal to an adjusted LIBOR plus 2.25% and is payable quarterly. Due in October 2021, with quarterly principal payments beginning in July 2019.

(2)	Debt issuance costs are recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility allows the Company to borrow up to $80.0 million restricted to the value of the borrowing base which is based on the value of inventory and accounts receivable and is subject to monthly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of both June 29, 2019 and September 29, 2018, the Company did not have any outstanding borrowings and had $4.5 million in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility and the Term Loan require the Company to maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of June 29, 2019 and September 29, 2018, the Company was in compliance with all financial covenants. The Credit Facility and the Term Loan are collateralized by eligible inventory and accounts receivable of the Company, as well as the Company's intellectual property including patents and trademarks.

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

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of June 29, 2019 and September 29, 2018.

The Company is involved in certain other litigation matters not listed above but does not consider the matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

8. Stock-based compensation

In 2003, the Company’s board of directors (the “Board”) established the 2003 Stock Plan (as amended, the “2003 Plan”). In July 2018, the Board adopted the 2018 Equity Incentive Plan (the “2018 Plan”) and ceased granting awards under the 2003 Plan. The 2018 Plan became effective in connection with the IPO. Any remaining shares of common stock available for issuance under the 2003 Plan on the effective date of the 2018 Plan were added to the shares of common stock reserved for issuance under the 2018 Plan as of such date, and additional shares of common stock that would become available for issuance under the 2003 Plan in the future will instead become available for issuance under the 2018 Plan, as further discussed in the Annual Report.
Stock options
Pursuant to the 2018 Plan, the Company issues stock options to employees. The fair value of the stock options is based on the Company’s closing stock price on the trading day immediately prior to the date of grant. The option price, number of shares and grant date are determined at the discretion of the Board. For so long as the optionholder performs services for the Company, the options generally vest over 48 months, with cliff vesting after one year and generally vest on a monthly or quarterly basis thereafter, and are exercisable for a period not to exceed ten years from the date of grant.
The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at September 29, 2018	48,504,182	$10.33	6.6	$276,959
Granted	1,714,328
Exercised	(5,869,451)
Forfeited	(4,247,115)
Outstanding at June 29, 2019	40,101,944	$11.10	6.4	$82,902
At June 29, 2019
Options exercisable	27,343,825	$9.62	5.4	$82,475
Options vested and expected to vest	38,174,480	$10.93	6.3	$82,792

As of June 29, 2019 and September 29, 2018, the Company had $51.4 million and $71.5 million, respectively, of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.2 and 2.6 years, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Restricted stock units
Pursuant to the 2018 Plan, the Company issues restricted stock units (“RSUs”) to employees. The fair value of RSUs is based on the Company's closing stock price on the trading day immediately preceding the date of grant. RSUs typically have an initial annual cliff vest and then vest quarterly over the service period, which is generally four years. The summary of the Company’s unvested RSU activity is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Unvested at September 29, 2018	—	$—	$—
Granted	7,369,802
Vested	(435,978)
Forfeited	(225,899)
Unvested at June 29, 2019	6,707,925	$11.31	$76,068
At June 29, 2019
Units expected to vest	5,118,685	$11.32	$58,046

As of June 29, 2019, the Company had $55.1 million of unrecognized stock-based compensation expense related to their RSUs, which is expected to be recognized over a weighted-average period of 3.6 years.

Stock-based compensation

Total stock-based compensation expense by function category was as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
(In thousands)
Cost of revenue	$298	$49	$701	$156
Research and development	4,904	3,651	12,792	10,417
Sales and marketing	3,608	4,391	9,416	12,414
General and administrative	4,598	2,242	10,616	6,410
Total stock-based compensation expense	$13,408	$10,333	$33,525	$29,397

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

The Company had an income tax expense of $0.8 million and income tax expense of $0.5 million for the three months ended June 29, 2019 and June 30, 2018, respectively. The Company had income tax expense of $3.1 million and income tax expense of $1.1 million for the nine months ended June 29, 2019 and June 30, 2018, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

For the three and nine months ended June 29, 2019, we calculated our U.S. income tax provision using the discrete method as though the interim year to date period was an annual period. The Company believes that the application of the estimated annual effective tax rate (“AETR”) method generally required by ASC 740 is impractical for the U.S. tax provision given that normal deviations in the projected pre-tax net income (loss) in the U.S. could result in a disproportionate and unreliable effective tax rate under the AETR method.

For the quarter-ended June 29, 2019, the Company has maintained a full valuation allowance on its U.S. deferred tax assets due to its history of U.S. operating losses. It is possible that within the next 12 months there may be sufficient positive evidence to release a significant portion of the valuation allowance. Release of the U.S. valuation allowance would result in the establishment of certain deferred tax assets and a benefit to income tax expense for the period the release is recorded which could have a material impact on net earnings. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved.

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$(14,009)	$(26,988)	$24,834	$(13,884)
Denominator:
Weighted-average shares of common stock—basic	105,522,313	60,074,763	102,667,316	59,484,761
Effect of potentially dilutive stock options	—	—	9,115,070	—
Effect of RSUs	—	—	760,612	—
Weighted-average shares of common stock—diluted	105,522,313	60,074,763	112,542,998	59,484,761
Net income (loss) per share attributable to common stockholders:
Net income (loss) per share attributable to common stockholders - basic	$(0.13)	$(0.45)	$0.24	$(0.23)
Net income (loss) per share attributable to common stockholders - diluted	$(0.13)	$(0.45)	$0.22	$(0.23)

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Convertible preferred stock	—	32,482,590	—	32,482,590
Stock options to purchase common stock	40,916,245	48,370,248	34,408,923	48,370,248
Restricted stock units	6,394,726	—	2,532,886	—
Shares subject to repurchase	—	53,892	—	53,892
Total	47,310,971	80,906,730	36,941,809	80,906,730

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

We have a 4-4-5 fiscal year ending on the Saturday nearest September 30 each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period.

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

We generate substantially all revenue from the sale of our wireless speakers, home theater speakers and component products, as new customers buy our products and existing customers continue to add products to their Sonos home sound systems. Our wireless speakers include Play:1, Play:5 and Sonos One, which includes native voice control. Our home theater products include Playbar, Playbase and Sub, as well as Sonos Beam, which includes native voice control. Our component products include Connect, Connect:Amp and Sonos Amp, as well as our architectural speakers recently released in connection with our Sonance partnership. We also generate revenue from other sources, such as module revenue, the sale of Sonos and third-party accessories like speaker stands and wall mounts, as well as licensing revenue. Module revenue is comprised of sales of hardware and embedded software that is integrated into final products that are manufactured and sold by our partners. We sell our products primarily through over 10,000 third-party physical retailers, including custom installers of home audio systems. We also sell through select e-commerce retailers and our website sonos.com. Our products are distributed in over 50 countries. We operate offices and development labs worldwide, with a significant presence in the United States, the Netherlands and China.

Key metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following additional key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are products sold, adjusted EBITDA and adjusted EBITDA margin.

Net income (loss) is the most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA. In the three months ended June 29, 2019 and June 30, 2018, we had net losses of $14.0 million and $27.0 million, respectively. In the nine months ended June 29, 2019 and June 30, 2018, we had net income of $24.8 million and a net loss of $13.9 million, respectively.

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

(in thousands, except percentages)
Products sold	1,083	887	4,253	3,957
Adjusted EBITDA	$6,797	$(1,541)	$91,457	$48,968
Adjusted EBITDA margin	2.6%	(0.7)%	9.5%	5.7%

Products sold

Products sold represents the number of products that are sold during a period, net of returns. Products sold includes the sale of wireless speakers, home theater speakers and component products. Products sold excludes the sale of other products, such as module units from our IKEA partnership and Sonos and third-party accessories. Historically, the sale of other items has not materially contributed to our revenue. Growth rates between products sold and revenue are not perfectly correlated because our revenue is affected by other variables, such as the mix of products sold during the period, promotional discount activity and the introduction of new products that may have higher or lower than average selling prices.

Adjusted EBITDA and adjusted EBITDA margin

We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of stock-based compensation expense, depreciation, interest, other income (expense), taxes and items considered to be non-recurring. We define adjusted EBITDA margin as adjusted EBITDA divided by revenue. See “Non-GAAP financial measures” below for information regarding our use of adjusted EBITDA and adjusted EBITDA margin and a reconciliation of net income (loss) to adjusted EBITDA.

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
(in thousands, except percentages)
Net income (loss)	$(14,009)	$(26,988)	$24,834	$(13,884)
Depreciation	8,439	9,760	27,403	28,647
Stock-based compensation expense	13,408	10,333	33,525	29,397
Interest (income) expense, net	(806)	1,116	(1,019)	3,367
Other (income) expense, net	(1,068)	3,744	3,640	315
Provision for income taxes	833	494	3,074	1,126
Adjusted EBITDA	$6,797	$(1,541)	$91,457	$48,968
Revenue	$260,119	$208,398	$966,663	$864,069
Adjusted EBITDA margin	2.6%	(0.7)%	9.5%	5.7%

Factors affecting performance

New product introductions. To date, new product introductions have had a positive impact on our revenue. New product launches and changes in our product mix can contribute to significant year-over-year revenue variability. When new products are introduced, initial sales of the product to our retail channel partners can lead to revenue that is higher than normal for the period. Additionally, although channels are typically filled before general availability, revenue recognition related to new product introductions is delayed until the date of general availability, which can sometimes magnify the impact of a new product launch in quarters where there is a general availability launch.

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

Components of results of operations

Revenue

We generate substantially all of our revenue from the sale of wireless speakers, home theater speakers and component products. We also generate a small portion of our revenue from other revenue sources, such as module revenue from our IKEA partnership, the sale of Sonos and third-party accessories like speaker stands and wall mounts, as well as professional services and licensing revenue. Our revenue is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers. We also defer a portion of our revenue that is allocated to unspecified software upgrades and cloud-based services. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold, principally for sales denominated in the euro and the British pound. The introduction of new products may result in an increase in revenue but may also impact revenue generated from existing products as volume mix shifts to the new products.

Cost of revenue

Cost of revenue consists of product costs, including costs of our contract manufacturers for production, component product costs, shipping and handling costs, warranty replacement costs, packaging, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, hosting costs and excess and obsolete inventory write-downs. In addition, we allocate certain costs related to management and facilities, personnel-related expenses and other expenses associated with supply chain logistics. Personnel-related expenses consist of salaries, bonuses, benefits and stock-based compensation expenses.

Gross profit and gross margin

Our gross margin may, in the future, fluctuate from period to period based on a number of factors, including the mix of products we sell, the channel mix through which we sell our products and the foreign currency in which our products are sold. As we increase the pace of our product introductions, we expect our gross margin to decline in the near to intermediate term as new products gain a larger share of our overall product mix. We have historically seen that the gross margin for our newly released products are lowest at launch and have tended to increase over time as we realize cost efficiencies. As such, our ability to reduce the cost of our products is critical to increasing our gross margin over the long term.

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

General and administrative. General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources and administrative personnel, as well as the costs of professional services, information technology, litigation expenses, patent costs, related overhead and other administrative expenses. We expect our general and administrative expenses to increase in absolute dollars due to the growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other costs associated with operating as a public company.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a full valuation allowance to offset our U.S. and certain foreign net deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. It is possible that within the next 12 months there may be sufficient evidence to release a significant portion of the U.S. valuation allowance. Release of the U.S. valuation allowance would result in the establishment of certain deferred tax assets and a benefit to income tax expense for the period the release is recorded which could have a material impact on net earnings. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved.

Results of operations

The following table sets forth our condensed consolidated results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
(in thousands)
Revenue	$260,119	$208,398	$966,663	$864,069
Cost of revenue (1)	142,749	112,909	563,591	491,037
Gross profit	117,370	95,489	403,072	373,032
Operating expenses
Research and development (1)	44,355	35,444	121,530	104,209
Sales and marketing (1)	61,482	60,819	176,705	214,077
General and administrative (1)	26,583	20,860	74,308	63,822
Total operating expenses	132,420	117,123	372,543	382,108
Operating income (loss)	(15,050)	(21,634)	30,529	(9,076)
Other income (expense), net
Interest income (expense), net	806	(1,116)	1,019	(3,367)
Other income (expense), net	1,068	(3,744)	(3,640)	(315)
Total other income (expense), net	1,874	(4,860)	(2,621)	(3,682)

Income (loss) before provision for income taxes	(13,176)	(26,494)	27,908	(12,758)
Provision for income taxes	833	494	3,074	1,126
Net income (loss)	$(14,009)	$(26,988)	$24,834	$(13,884)
Adjusted EBITDA (2)	$6,797	$(1,541)	$91,457	$48,968

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of revenue	$298	$49	$701	$156
Research and development	4,904	3,651	12,792	10,417
Sales and marketing	3,608	4,391	9,416	12,414
General and administrative	4,598	2,242	10,616	6,410
Total stock-based compensation expense	$13,408	$10,333	$33,525	$29,397

(2)	Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “Non-GAAP financial measures” above.

The following table sets forth selected condensed consolidated financial data for the periods indicated, expressed as a percentage of revenue (the table may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	54.9	54.2	58.3	56.8
Gross profit	45.1	45.8	41.7	43.2
Operating expenses
Research and development (1)	17.1	17.0	12.6	12.1
Sales and marketing (1)	23.6	29.2	18.3	24.8
General and administrative (1)	10.2	10.0	7.7	7.4
Total operating expenses	50.9	56.2	38.5	44.2
Operating income (loss)	(5.8)	(10.4)	3.2	(1.1)
Other income (expense), net
Interest income (expense), net	0.3	(0.5)	0.1	(0.4)
Other income (expense), net	0.4	(1.8)	(0.4)	—
Total other income (expense), net	0.7	(2.3)	(0.3)	(0.4)
Income (loss) before provision for income taxes	(5.1)	(12.7)	2.9	(1.5)
Provision for income taxes	0.3	0.2	0.3	0.1
Net income (loss)	(5.4)	(13.0)	2.6	(1.6)
Adjusted EBITDA margin (2)	2.6%	(0.7)%	9.5%	5.7%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of revenue	0.1%	—%	0.1%	—%
Research and development	1.9	1.8	1.3	1.2
Sales and marketing	1.4	2.1	1.0	1.4
General and administrative	1.8	1.1	1.1	0.7
Total stock-based compensation expense	5.2%	5.0%	3.5%	3.4%

(2)	Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “Non-GAAP financial measures” above.

Comparison of the three and nine months ended June 29, 2019 and June 30, 2018

Revenue

Comparison of the three months ended June 29, 2019 and June 30, 2018

	Three Months Ended		Change
	June 29, 2019	June 30, 2018	$	%
(dollars and products sold in thousands)
Americas	$145,612	$122,982	$22,630	18.4%
EMEA	88,151	75,585	12,566	16.6%
APAC	26,356	9,831	16,525	168.1%
Total revenue	$260,119	$208,398	$51,721	24.8%

Total products sold	1,083	887	196	22.1%

Total revenue increased by $51.7 million, or 24.8%, from $208.4 million for the three months ended June 30, 2018 to $260.1 million for the three months ended June 29, 2019, due to growth in all our product categories. Growth in home theater products was primarily related to the launch of our newest home theater product, Sonos Beam, which launched in July 2018 and an increase in sales of our Sub product. The growth in our home theater category was partially offset by decreases in Playbar and Playbase speakers. The growth in our other category was driven primarily by revenue from module units. Revenue growth in our wireless speaker category was driven primarily by increases in sales of our Sonos One speakers. Revenue growth in our component category was attributed to the launch of Sonos Amp in November 2018, which was partially offset by a decrease in sales of Connect:Amp.

Products sold increased by 22.1% for the three months ended June 29, 2019 compared to the three months ended June 30, 2018. The volume growth was primarily driven by sales of Sonos One, Sonos Beam and Sonos Amp products. Volume growth was partially offset by a decrease in sales of our Connect:Amp products, due to volume mix shifting from Connect:Amp to Sonos Amp, and a decrease in Play:3 speakers due to discontinuing Play:3 speakers in fiscal 2018.

Revenue from the Americas increased $22.6 million, or 18.4%, from $123.0 million for the three months ended June 30, 2018 to $145.6 million for the three months ended June 29, 2019. The increase in Americas revenue was driven by strong growth in home theater products related to the launch of Sonos Beam, the addition of retailers, and growth in sales of our wireless speakers and component products.

Revenue from EMEA increased $12.6 million, or 16.6%, from $75.6 million for the three months ended June 30, 2018 to $88.2 million for the three months ended June 29, 2019. The increase in EMEA revenue was driven by increases in sales of wireless speaker products, home theater products and component products.

Revenue from APAC increased $16.5 million, or 168.1%, from $9.8 million for the three months ended June 30, 2018 to $26.4 million for the three months ended June 29, 2019. The increase in APAC revenue was primarily driven by revenue from module units and an increase in sales of our home theater products.

In constant U.S. dollars, total revenue increased by 27.9% for the three months ended June 29, 2019 compared to the three months ended June 30, 2018, which excludes the impact of foreign currencies fluctuating against the U.S. dollar. We calculate constant currency growth percentages by translating our prior-period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

Comparison of the nine months ended June 29, 2019 and June 30, 2018

	Nine Months Ended		Change
	June 29, 2019	June 30, 2018	$	%
(dollars and products sold in thousands)
Americas	$520,684	$447,705	$72,979	16.3%
EMEA	383,537	374,790	8,747	2.3%
APAC	62,442	41,574	20,868	50.2%
Total revenue	$966,663	$864,069	$102,594	11.9%

Total products sold	4,253	3,957	296	7.5%

Total revenue increased by $102.6 million, or 11.9%, from $864.1 million for the nine months ended June 30, 2018 to $966.7 million for the nine months ended June 29, 2019, due to growth in each of our home theater, components and other categories. Growth in home theater products was primarily related to the launch of our newest home theater product, Sonos Beam, and an increase in sales of our Sub product. The growth in our home theater category was partially offset by decreases in Playbar and Playbase speakers. Growth in our components products was driven by the launch of Sonos Amp in November 2018, which was partially offset by a decrease in sales of Connect:Amp. The growth in our other category was driven by revenue from module units. Total revenue growth was partially offset by a decrease in revenue from our wireless speaker category, primarily driven by decreases in sales of earlier generations of our wireless speakers products. The decrease in our wireless speakers category was partially offset by an increase in sales of Sonos One speakers related to the volume mix shifting from Play:1 to Sonos One speakers.

Products sold increased by 7.5%, from 4.0 million for the nine months ended June 30, 2018 to 4.3 million for the nine months ended June 29, 2019. Volume growth was driven by the launch of Sonos Beam, sales of Sonos One and the launch of Sonos Amp. Volume growth was partially offset by a decrease in sales of earlier generations of our wireless speaker products.

Revenue from the Americas increased $73.0 million, or 16.3%, from $447.7 million for the nine months ended June 30, 2018 to $520.7 million for the nine months ended June 29, 2019. The increase in Americas revenue was driven by strong growth in home theater products related to the launch of Sonos Beam, sales growth in component products related to the launch of Sonos Amp and the addition of retailers, and was partially offset by decreases in wireless speaker products.

Revenue from EMEA increased $8.7 million, or 2.3%, from $374.8 million for the nine months ended June 30, 2018 to $383.5 million for the nine months ended June 29, 2019. The increase in EMEA revenue was driven by increased sales of home theater products related to the launch of Sonos Beam and increased sales of our components category, and was partially offset by decreases in wireless speaker products.

Revenue from APAC increased $20.9 million, or 50.2%, from $41.6 million for the nine months ended June 30, 2018 to $62.4 million for the nine months ended June 29, 2019. The increase in APAC revenue was primarily driven by sales revenue from module units.

In constant U.S. dollars, total revenue increased by 14.5% for the nine months ended June 29, 2019 compared to the nine months ended June 30, 2018, which excludes the impact of foreign currencies fluctuating against the U.S. dollar. We calculate constant currency growth percentages by translating our prior-period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

Cost of revenue and gross profit

Comparison of the three months ended June 29, 2019 and June 30, 2018

	Three Months Ended		Change
	June 29, 2019	June 30, 2018	$	%
(dollars in thousands)
Cost of revenue	$142,749	$112,909	$29,840	26.4%
Gross profit	$117,370	$95,489	$21,881	22.9%
Gross margin	45.1%	45.8%

Cost of revenue increased $29.8 million, or 26.4%, from $112.9 million for the three months ended June 30, 2018 to $142.7 million for the three months ended June 29, 2019, primarily due to the 24.8% increase in revenue and higher costs related to a shift in product mix driven by the launch of Sonos Beam in July 2018.

Gross margin decreased to 45.1% for the three months ended June 29, 2019 compared to 45.8% for the three months ended June 30, 2018, primarily due to a reduction in licensing revenue and unfavorable foreign currency exchange impacts.

Comparison of the nine months ended June 29, 2019 and June 30, 2018

	Nine Months Ended		Change
	June 29, 2019	June 30, 2018	$	%
(dollars in thousands)
Cost of revenue	$563,591	$491,037	$72,554	14.8%
Gross profit	$403,072	$373,032	$30,040	8.1%
Gross margin	41.7%	43.2%

Cost of revenue increased $72.6 million, or 14.8%, from $491.0 million for the nine months ended June 30, 2018 to $563.6 million for the nine months ended June 29, 2019, primarily due to the 11.9% increase in revenue and higher costs related to a shift in product mix driven by the launch of Sonos Beam in July 2018.

Gross margin decreased to 41.7% for the nine months ended June 29, 2019 compared to 43.2% for the nine months ended June 30, 2018, primarily due to the shift in product mix and unfavorable foreign currency exchange impacts.

Research and development

Comparison of the three months ended June 29, 2019 and June 30, 2018

	Three Months Ended		Change
	June 29, 2019	June 30, 2018	$	%
(dollars in thousands)
Research and development	$44,355	$35,444	$8,911	25.1%
Percentage of revenue	17.1%	17.0%

Research and development expenses increased $8.9 million, or 25.1%, from $35.4 million for the three months ended June 30, 2018 to $44.4 million for the three months ended June 29, 2019. The increase was primarily due to higher personnel-related expenses of $7.2 million as we increased our headcount, particularly in software personnel as we continue to invest in new products and features.

Comparison of the nine months ended June 29, 2019 and June 30, 2018

	Nine Months Ended		Change
	June 29, 2019	June 30, 2018	$	%
(dollars in thousands)
Research and development	$121,530	$104,209	$17,321	16.6%
Percentage of revenue	12.6%	12.1%

Research and development expenses increased $17.3 million, or 16.6%, from $104.2 million for the nine months ended June 30, 2018 to $121.5 million for the nine months ended June 29, 2019. The increase was primarily due to higher personnel-related expenses of $14.4 million as we increased our headcount, particularly in software personnel as we continue to invest in new products and features.

Sales and marketing

Comparison of the three months ended June 29, 2019 and June 30, 2018

	Three Months Ended		Change
	June 29, 2019	June 30, 2018	$	%
(dollars in thousands)
Sales and marketing	$61,482	$60,819	$663	1.1%
Percentage of revenue	23.6%	29.2%

Sales and marketing expenses increased $0.7 million, or 1.1%, from $60.8 million for the three months ended June 30, 2018 to $61.5 million for the three months ended June 29, 2019. The increase was due to an increase of $5.2 million in marketing and advertising costs and $1.8 million in professional fees primarily related to new advertising campaigns, offset by a decrease of $6.2 million in personnel-related costs driven by a decrease in headcount.

Comparison of the nine months ended June 29, 2019 and June 30, 2018

	Nine Months Ended		Change
	June 29, 2019	June 30, 2018	$	%
(dollars in thousands)
Sales and marketing	$176,705	$214,077	$(37,372)	(17.5)%
Percentage of revenue	18.3%	24.8%

Sales and marketing expenses decreased $37.4 million, or 17.5%, from $214.1 million for the nine months ended June 30, 2018 to $176.7 million for the nine months ended June 29, 2019. The decrease was primarily due to a decline of $19.5 million in marketing and advertising costs primarily related to reduced marketing expenses as we continue to transition away from traditional paid media and we adopt more efficient direct-to-consumer and digital marketing tools. The decrease was also due to $17.5 million in reductions from personnel-related costs driven by a decrease in headcount.

General and administrative

Comparison of the three months ended June 29, 2019 and June 30, 2018

	Three Months Ended		Change
	June 29, 2019	June 30, 2018	$	%
(dollars in thousands)
General and administrative	$26,583	$20,860	$5,723	27.4%
Percentage of revenue	10.2%	10.0%

General and administrative expenses increased $5.7 million, or 27.4%, from $20.9 million for the three months ended June 30, 2018 to $26.6 million for the three months ended June 29, 2019. The increase was primarily due to an increase in personnel-related costs of $4.1 million, predominantly driven by higher wages and incentive compensation, and an increase of $1.4 million in professional fees as we invest in the programs necessary to support our public company infrastructure.

Comparison of the nine months ended June 29, 2019 and June 30, 2018

	Nine Months Ended		Change
	June 29, 2019	June 30, 2018	$	%
(dollars in thousands)
General and administrative	$74,308	$63,822	$10,486	16.4%
Percentage of revenue	7.7%	7.4%

General and administrative expenses increased $10.5 million, or 16.4%, from $63.8 million for the nine months ended June 30, 2018 to $74.3 million for the nine months ended June 29, 2019. The increase was primarily due to an increase in personnel-related costs of $8.0 million and $1.7 million of increased overhead expenses, predominantly driven by higher wages and incentive compensation as we invest in the programs necessary to support our public company infrastructure.

Interest income (expense), net and other income (expense), net

Comparison of the three months ended June 29, 2019 and June 30, 2018

	Three Months Ended		Change
	June 29, 2019	June 30, 2018	$	%
(dollars in thousands)
Interest income (expense), net	$806	$(1,116)	$1,922	*
Other income (expense), net	$1,068	$(3,744)	$4,812	*
* not meaningful

The change in interest income (expense), net was primarily due to higher investment yields on our cash balances and a lower effective interest rate as a result of refinancing our Term Loan. The change in other income (expense), net was primarily due to foreign currency exchange gains and losses.

Comparison of the nine months ended June 29, 2019 and June 30, 2018

	Nine Months Ended		Change
	June 29, 2019	June 30, 2018	$	%
(dollars in thousands)
Interest income (expense), net	$1,019	$(3,367)	$4,386	*
Other expense, net	$(3,640)	$(315)	$(3,325)	*
* not meaningful

The change in interest income (expense), net was due to higher investment yields on our cash balances and a lower effective interest rate as a result of refinancing our Term Loan. The change in other income (expense), net was primarily due to foreign currency exchange gains and losses.

Provision for income taxes

Comparison of the three months ended June 29, 2019 and June 30, 2018

	Three Months Ended		Change
	June 29, 2019	June 30, 2018	$	%
(dollars in thousands)
Provision for income taxes	$833	$494	$339	*
* not meaningful

Provision for income taxes changed from a provision of $0.5 million for the three months ended June 30, 2018 to a provision of $0.8 million for the three months ended June 29, 2019.

For the three-months ended June 29, 2019, we recorded a provision for income taxes of $0.6 million for certain profitable foreign entities and $0.2 million for U.S. federal and state income tax for a total provision of $0.8 million. For the three months ended June 29, 2019, we calculated our U.S. income tax provision using the discrete method as though the interim year to date period was an annual period. We believe that the application of the estimated annual effective tax rate (“AETR”) method generally required by ASC 740 is impractical for the U.S. tax provision given that normal deviations in the projected pre-tax net income (loss) in the U.S. could result in a disproportionate and unreliable effective tax rate under the AETR method. We recorded a provision for income taxes of $0.5 million for certain profitable foreign entities for the three months ended June 30, 2018.

Comparison of the nine months ended June 29, 2019 and June 30, 2018

	Nine Months Ended		Change
	June 29, 2019	June 30, 2018	$	%
(dollars in thousands)
Provision for income taxes	$3,074	$1,126	$1,948	*
* not meaningful

Provision for income taxes increased from $1.1 million for the nine months ended June 30, 2018 to $3.1 million for the nine months ended June 29, 2019.

For the nine-months ended June 29, 2019, we recorded a provision for income taxes of $1.2 million for certain profitable foreign entities and a provision of $1.9 million for U.S. federal and state income tax for a total provision of $3.1 million. For the nine months ended June 29, 2019, we calculated our U.S. income tax provision using the discrete method as though the interim year to date period was an annual period for the reasons described above.

For the nine months ended June 30, 2018, we recorded a provision for income taxes of $1.3 million for certain profitable foreign entities and a benefit of $0.2 million as a result of U.S. tax reform for a total provision of $1.1 million.

Liquidity and capital resources

Our operations are financed primarily through cash flow from operating activities, net proceeds from the sale of our equity securities, including net proceeds of $90.6 million from the closing of our IPO on August 6, 2018, and borrowings under our Term Loan and Credit Facility. As of June 29, 2019, our principal sources of liquidity consisted of cash flow from operating activities, cash and cash equivalents of $338.3 million, including $43.6 million held by our foreign subsidiaries, proceeds from exercise of stock options and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of June 29, 2019, as they are required to fund needs outside the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

We believe our existing cash and cash equivalent balances, cash flow from operations and committed credit lines will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in increased debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Debt obligations

Our debt obligations consist of the Credit Facility and the Term Loan. Our short- and long-term debt obligations as of June 29, 2019 and September 29, 2018 was as follows:

	As of
	June 29, 2019		September 29, 2018
	Rate	Balance	Rate	Balance
(dollars in thousands)
Term Loan (1)	5.1%	$40,000	4.8%	$40,000
Unamortized debt issuance costs (2)		(179)		(236)
Total indebtedness		39,821		39,764
Less short-term portion		(11,667)		(6,667)
Long-term debt		$28,154		$33,097

(1)	Bears interest at a variable rate equal to an adjusted LIBOR plus 2.25% and is payable quarterly. Due in October 2021, with quarterly principal payments beginning in July 2019.

(2)	Debt issuance costs are recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility allows us to borrow up to $80.0 million restricted to the value of the borrowing base which is based on the value of our inventory and accounts receivable and is subject to monthly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of both June 29, 2019 and September 29, 2018, we did not have any outstanding borrowings and had $4.5 million in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility and the Term Loan require that we maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of June 29, 2019 and September 29, 2018, we were in compliance with all financial covenants. The Credit Facility and the Term Loan are collateralized by eligible inventory and accounts receivable, as well as our intellectual property including patents and trademarks.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	June 29, 2019	June 30, 2018
(In thousands)
Net cash provided by (used in):
Operating activities	$110,936	$15,792
Investing activities	(14,092)	(25,927)
Financing activities	20,617	2,683
Effect of exchange rate changes	(103)	1,289
Net change in cash, cash equivalents and restricted cash	$117,358	$(6,163)

Cash flows from operating activities

Net cash provided by operating activities of $110.9 million for the nine months ended June 29, 2019 consisted of net income of $24.8 million, non-cash adjustments of $64.2 million and a net increase in cash related to changes in operating assets and liabilities of $21.9 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $33.5 million and depreciation of $27.4 million. The change in operating assets and liabilities was primarily due to a decrease in inventory of $69.7 million due to the seasonality of our business, an increase in deferred revenue of $5.3 million, an increase in other liabilities of $4.1 million and an increase in accrued compensation of $1.1 million. The increase in net change in operating assets and liabilities was offset by a decrease in accounts payable and accrued expenses of $33.7 million related to the decrease in inventory, an increase in accounts receivable of $19.1 million due to the seasonality of our business and an increase in other assets of $5.4 million.

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

Cash flows from investing activities

Cash used in investing activities for the nine months ended June 29, 2019 of $14.1 million was due to payments for property and equipment, which were primarily comprised of manufacturing-related tooling and test equipment to support the launch of new products, leasehold improvements and marketing-related product displays.

Cash used in investing activities for the nine months ended June 30, 2018 of $25.9 million was due to payments for property and equipment, which was primarily comprised of marketing-related product displays and manufacturing-related tooling and test equipment used at our contract manufacturers to support the launch of new products.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended June 29, 2019 of $20.6 million primarily consisted of proceeds from exercise of stock options of $22.0 million, partially offset by payments for purchases of treasury stock of $0.8 million and final payments of offering costs of $0.6 million.

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

Commitments and contingencies

At June 29, 2019, we had $56.3 million in non-cancelable purchase commitments for inventory we expect to purchase in the remainder of fiscal 2019.

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

Foreign currency risk

Our inventory purchases are primarily denominated in U.S. dollars. Our international sales are primarily denominated in foreign currencies and any movement in the exchange rate between the U.S. dollar and the currencies in which we conduct sales in foreign countries could have an impact on our revenue, principally for sales denominated in the euro and the British pound. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to foreign currency exchange rate fluctuations. In certain countries where we may invoice customers in the local currency our revenues benefit from a weaker dollar and are adversely affected by a stronger dollar. The opposite impact occurs in countries where we record expenses in local currencies. In those cases, our costs and expenses benefit from a stronger dollar and are adversely affected by a weaker dollar. The fluctuations in our operating expenses outside the United States resulting from volatility in foreign exchange rates are not generally moderated by corresponding fluctuations in revenues from existing contracts.

We do not currently use foreign exchange contracts or derivatives to hedge any foreign currency exposures. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued

international expansion increases our exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on our future results of operations.

We recognized a gain of $1.1 million and a loss of $3.8 million from foreign currency gains and losses for the three months ended June 29, 2019 and June 30, 2018, respectively. We recognized a loss of $3.6 million and a loss of $0.4 million from foreign currency gains for the nine months ended June 29, 2019 and June 30, 2018, respectively. Based on transactions denominated in currencies other than respective functional currencies as of June 29, 2019, a hypothetical adverse change of 10% would have resulted in an adverse impact on income (loss) before provision for income taxes of approximately $1.5 million for the three months ended June 29, 2019 and $8.8 million for the nine months ended June 29, 2019.

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
Based on the evaluation of our disclosure controls and procedures as of June 29, 2019, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in our internal control over financial reporting that were disclosed in our Annual Report, our disclosure controls and procedures were not effective as of June 29, 2019.
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
Changes in internal control
Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting during the three months ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced net losses in our recent annual periods. In the fiscal years ended September 29, 2018, September 30, 2017 and October 1, 2016, we had net losses of $15.6 million, $14.2 million and $38.2 million, respectively. We had an accumulated deficit of $178.8 million as of June 29, 2019. We expect our operating expenses to increase in the future as we expand our operations and execute on our product roadmap. We plan to make significant future expenditures related to the expansion of our business and our product offerings, including investments in:

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

We have increasingly focused our product roadmap on voice-enabled speakers, and we introduced our first voice-enabled speaker, Sonos One, in October 2017, and our first voice-enabled home theater speaker, Sonos Beam, in July 2018. The voice-enabled speaker market and the voice-enabled smart home systems market are still in the early stages of development. If these markets do not continue to grow, or grow in unpredictable ways, our revenue may fall short of expectations and our operating results may be harmed, particularly since we incur substantial costs to introduce new products in advance of anticipated sales. Additionally, even if the market for voice-enabled speakers does expand, we may not be successful in developing and selling speakers that appeal to consumers or gain sufficient market acceptance. To succeed in this market, we will need to design, produce and sell innovative and compelling products and partner with other businesses that enable us to capitalize on new technologies. We also face intense competition in our markets, and we are dependent on a number of technology partners for the development of our products, some of which have developed or may develop and sell voice-enabled speaker products of their own. For example, Sonos One and Sonos Beam both feature voice-control enablement powered by Amazon’s Alexa or Google’s Google Assistant technology, and Amazon and Google currently compete with us by offering speaker products of their own. As we continue to execute on our product roadmap, our success in introducing voice-enabled speakers that utilize third-party technology, especially voice control, will increasingly depend on the willingness of our technology partners, many of which sell or may develop products that compete with ours, to continue to promote and enhance our products. These technology partners may cease doing business with us or disable the technology they provide our products for a variety of reasons, including to promote their products over our own. If these partners disable the integration of their technology into our products, demand for our products may decrease and our sales may be harmed. We cannot assure you that the resources we invest in research and development, existing or alternative technology partnerships, marketing and sales will be adequate for us to successfully establish and maintain a large share of the voice-enabled speaker market. If we are not able to capture and sustain market share, our future revenue growth will be negatively impacted.

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

We are currently developing, manufacturing and selling voice-enabled speaker systems that are enhanced with the technology of our partners, including those who sell competing products. We introduced Sonos One in October 2017 and Sonos Beam in July 2018, which both feature built in voice-control enablement powered by Amazon’s Alexa or Google’s Google Assistant technology. One or more of our partners could disable their integration or begin charging us for their integration with our Sonos One or Sonos Beam products. For example, our current agreement with Amazon allows Amazon to disable the Alexa integration in our Sonos One or Sonos Beam products with limited notice. We cannot assure you that we will be successful in establishing partnerships with other companies that have developed voice-control enablement technology or in developing such technology on our own. If one or more of such partners do not maintain their integration with our products or seek to charge us for this integration, or if we have not developed alternative partnerships for similar voice-enabled products or such technology on our own, our sales may decline, our reputation may be harmed and our business and operating results may suffer.

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

We are dependent on our channel partners for a vast majority of our product sales. Some of our key channel partners include Best Buy, which accounted for 16% of our revenue in fiscal 2019, and the ALSO Group, our distributor in Germany, Sweden, Denmark and Norway, which accounted for 10% of our revenue in fiscal 2019. We do not enter into long-term volume commitments with our major channel partners. If one or several of our channel partners were to discontinue selling our products, increase their promotion of competing products or choose to promote competing products over ours, the volume of our products sold to customers could decrease, which could in turn harm our business. In addition, the loss of a key channel partner for distribution would require us to identify and contract with alternative channel partners, or to rely more heavily on direct-to-consumer sales, which we may be unable to do successfully, or which could prove time-consuming and expensive. In addition, revenue from our channel partners depends on a number of factors outside our control and may vary from period to period. If one or more of our channel partners were to experience serious financial difficulty as a result of weak economic conditions or otherwise, and were to reduce its inventory of our products or limit or cease operations, our business and results of operations would be significantly harmed. Consolidation of our channel partners in the future or additional concentration of market share among our channel partners may also exacerbate this risk.

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

Companies in the consumer electronics industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we gain an increasingly high profile and face more intense competition in our markets, the possibility of intellectual property rights claims against us grows, including the threat of lawsuits from non-practicing entities. For example, on March 10, 2017, Implicit, LLC filed a patent infringement action in the United States District Court, District of Delaware against us and is asserting we infringed on two patents. Our technologies may not be able to withstand any third-party claims or rights against their use, and we may be subject to litigation and disputes. The costs of supporting such litigation and disputes is considerable, and there can be no assurance that a favorable outcome would be obtained. We may be required to settle such litigations and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we may be party fails to settle and we go to trial, we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations, limit our ability to use certain technologies, pay substantial amounts to the other party or issue additional shares of our capital stock to the other party, which would dilute our existing stockholders.

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

We have operations outside the United States, and we expect to continue to expand our international presence, especially in Asia. In fiscal 2019, 50.1% of our revenue was generated outside the United States. This subjects us to a variety of risks inherent in doing business internationally, including:

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

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Between July and May 2019, the U.S. Trade Representative imposed tariffs between 10% and 25% on a variety of goods imported from China. Some of these tariffs currently affect our accessories products and we may be required to raise our prices on those products due to the tariffs, which may result in a loss of customers and harm our operating performance. If the existing tariffs are expanded or interpreted by a court or governmental agency to apply to any of our other products, we may be required to raise our prices on those products, which may further result in a loss of customers and harm our operating performance. Additionally, the Trump Administration continues to signal that it may further alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. For example, on August 1, 2019, President Trump announced that he intends to impose a 10% tariff on an additional $300 billion worth of Chinese imports on September 1, 2019, and there is a significant likelihood that our products will be included in the lists of impacted goods. In the event that these or future tariffs are imposed on imports of our products, or that China or other countries take retaliatory trade measures in response to existing or future tariffs, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. We may seek to shift production outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations.

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

Our operations have been financed primarily through cash flow from operating activities, borrowings under our Term Loan and Credit Facility and net proceeds from the sale of our equity securities. We may require additional equity or debt financing to fund our operations and capital expenditures. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms if and when required, or at all.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

Risks related to ownership of our common stock

The stock price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance.

The market price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $9.58 to $21.69 through July 27, 2019. The market price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

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

We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Additional issuances of our capital stock will result in dilution to our existing stockholders. We also grant equity awards to employees, directors and consultants under our 2018 Equity Incentive Plan. In the future, we may also grant rights to purchase our common stock under our 2018 Employee Stock Purchase Plan, which will become effective at a future date upon determination by the compensation committee of the Board. Also, to the extent outstanding options and rights to purchase our capital stock are exercised and restricted stocks units vest and are settled, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise, which may cause the market price of our common stock to decline.

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

Item 6. Exhibit index

Exhibit number		Incorporated by reference				Filed or furnished herewith
	Exhibit title	Form	File no.	Exhibit	Filing date
10.1	Consulting agreement letter between Michael Giannetto and the Registrant, dated May 15, 2019					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Sonos, Inc.

Date: August 8, 2019	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 8, 2019	By:	/s/ Brittany Bagley
Brittany Bagley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)