Form 10-K
period 2019-09-28
Sonos Inc
filed 2019-11-26
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
Form 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38603
_________________________________________________________________
SONOS, INC.
(Exact name of Registrant as specified in its charter)
_________________________________________________________________

Delaware	03-0479476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
614 Chapala Street Santa Barbara, CA	93101
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (805) 965-3001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	SONO	The Nasdaq Global Select Market

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of SONO common stock held by non-affiliates of the registrant as of March 29, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $760.8 million based on the closing price of $10.29 as reported by The Nasdaq Global Select Market System.

As of November 8, 2019, the registrant had 108,418,445 shares of common stock outstanding, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the "2019 Proxy Statement") relating to its 2020 Annual Meeting of Stockholders. The 2019 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "would," "expect," "objective," "plan," "potential," "seek," "grow," "target," "if," and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled "Risk Factors" set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

PART I
Item 1: Business

Overview

Sonos is one of the world's leading sound experience brands. As the inventor of multi-room wireless audio products, Sonos' innovation helps the world listen better by giving people access to the content they love and allowing them to control it however they choose. Known for delivering unparalleled sound experience, thoughtful design aesthetic, simplicity of use and an open platform, Sonos makes the breadth of audio content available to anyone.

Our sound system provides an immersive listening experience created by our thoughtfully designed speakers and components, our proprietary software platform and the ability to wirelessly stream the content our customers love from the services they prefer. We manage the complexity of delivering a seamless customer experience in a multi-user and open-platform environment. The Sonos sound system is easy to set up, use and expand to bring audio to any room in the home. Through our software platform, we frequently enhance features and services on our products, improving functionality and customer experience.

Sonos sits at the intersection of emerging consumer technology and entertainment trends. The proliferation of streaming services and the rapid adoption of voice assistants are significantly changing audio consumption habits and how consumers interact with the internet. As a leading sound system for consumers, content partners and developers, Sonos is capitalizing on the large market opportunity created by these dynamics.

We debuted the world’s first multi-room wireless sound system in 2005 and have since been a leading innovator in wireless home audio. Today, our products include wireless speakers, home theater speakers and components to address consumers’ evolving home audio needs. We launched our first voice-enabled wireless speaker, Sonos One, in October 2017 and our first voice-enabled home theater speaker, Sonos Beam, in July 2018. In September 2019, we introduced Sonos Move, our first battery-powered, WiFi and Bluetooth-enabled speaker for use both indoors and outdoors, marking our first step outside the home. In fiscal 2019, we launched our first significant product partnerships - architectural in-ceiling, in-wall and outdoor speakers in partnership with Sonance as well as a bookshelf speaker and table lamp speaker launched in partnership with IKEA.

In addition to new product launches, we frequently introduce new features across our platform, providing our customers with enhanced functionality, improved sound and an enriched user experience. We are committed to continuous technological innovation, as evidenced by our growing global patent portfolio. We believe our patents comprise the foundational intellectual property for wireless multi-room audio technology.

Our network of partners provides our customers with access to voice control, streaming music, internet radio, podcasts and audiobook content, enabling them to control and listen to an expansive range of audio entertainment. In fiscal 2019, many of our speaker products added Google Assistant functionality, marking the first time consumers are able to buy a single smart speaker and have a voice assistant choice in addition to Amazon Alexa. Our platform has attracted a broad range of approximately 100 streaming content providers, such as Apple Music, Pandora, Spotify and TuneIn. These partners find value in our independent platform and access to our millions of desirable and engaged customers.

As of September 28, 2019, we added nearly 1.7 million new households in approximately 9.1 million households globally and our customers registered nearly 26.1 million products. As of September 28, 2019, 62% of our 9.1 million households had registered more than one Sonos product, and our customers have typically purchased additional Sonos products over time. We also estimate that our customers listened to 7.7 billion hours of audio content using our products in fiscal 2019, which represents 29% growth from fiscal 2018.

Our innovative products, seamless customer experience and expanding global footprint have driven 14 consecutive years of sustained revenue growth since our first product launch. We generate revenue from the sale of our wireless speakers, home theater speakers and component products, as new customers buy our products and existing customers continue to add products to their Sonos sound systems. In fiscal 2019, existing customers accounted for approximately 37% of new product registrations. We sell our products primarily through over 10,000 third-party physical retail stores, including custom installers of home audio systems. We also sell through select e-commerce retailers and our website sonos.com. Our products are distributed in over 50 countries, with 50.0% of our revenue in fiscal 2019 generated outside the United States.

Our products

Our portfolio of products encourages customers to uniquely tailor their Sonos sound systems to best meet their sound and design preferences.

•
Wireless speakers. Our wireless speakers include Play:1, Play:5, Sonos One SL and our voice-enabled speakers Sonos One and Sonos Move. Sonos Move was introduced in September 2019 and is our first battery-powered, WiFi and Bluetooth-enabled, portable speaker with voice control built for use both indoors and outside of the home.

•	Home theater speakers. Our home theater products include Playbar, Playbase, Sub and Sonos Beam and are designed to play audio content from TV/video. Sonos Beam also includes voice control.

•
Components. Our Connect, Sonos Port, and Sonos Amp, as well as our architectural speakers recently released in connection with our Sonance partnership, allow customers to convert third-party wired speakers, stereo systems and home theater setups into our easy-to-use, wirelessly controlled streaming music system.

•
Other. Sonos and third-party accessories, such as Sonos Boost, speaker stands and wall mounts, allow our customers to integrate our products seamlessly into their homes. Our other products also include module units, which are comprised of hardware and embedded software that are integrated into final products that are manufactured and sold by our partners such as IKEA.

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

•
Enhanced functionality. Our platform enables us to understand and enhance our customers’ listening and control experience, delivering feature updates and intelligent customization through software enhancements and cloud-based services.

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

•
Control. We provide our customers with multiple options to control their home audio experiences, including voice control and direct control from within selected streaming music service apps. In fiscal 2019, many of our speaker products added

Google Assistant functionality, marking the first time consumers are able to buy a single smart speaker and have a voice assistant choice in addition to Amazon Alexa.

•
Third-party partnerships. We partner with third-party developers to build new applications and services on top of the Sonos platform, increasing customer engagement and creating new experiences for our customers. In fiscal 2019, we launched a partnership with Sonance for architectural in-ceiling, in-wall and outdoor speakers, as well as a bookshelf speaker and table lamp speaker in partnership with IKEA. The IKEA partnership represents an innovative way to bring the Sonos experience to new potential customers at a global scale. IKEA offers a differentiated footprint as a distribution partner, providing retail showroom environments and extensive global reach.

Our competitive strengths

We believe the following combination of capabilities and features of our business model distinguish us from our competitors and position us well to capitalize on our opportunities:

•
Leading sound system. We have developed and refined our sound system over the last 16 years. Our effort has resulted in significant consumer awareness and market share among home audio professionals. For example, a 2019 product study by CE Pro, a leading custom electronics publication of the top 100 custom integrator professionals, ranked Sonos as the leading brand in the wireless audio, soundbar and subwoofer categories. Our 88% share in the wireless audio category among these industry professionals significantly outpaces our competitors.

•
Proprietary Sonos app and software platform. We offer our customers a mobile app that controls the Sonos sound system and the entire listening experience. Customers can stream different audio content to speakers in different rooms or the same audio content synchronized throughout the entire home. Additionally, the Sonos app enables universal search, the ability to search for audio content across their streaming services and owned content to easily find, play or curate their favorite music.

•
Platform enables freedom of choice for consumers. Our broad and growing network of partners provides our customers with access to voice control, streaming music, internet radio, podcasts and audiobook content, enabling them to listen to the content they love from the services they prefer. Our platform attracts a broad set of content providers, including leading streaming music services and third-party developers.

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

•
Sound system expansion drives attractive financial model. We generate significant revenue from customers purchasing additional products to expand their Sonos sound systems, which has contributed to 14 consecutive years of sustained revenue growth. Existing households represented approximately 37% of new product registrations in fiscal 2019. We believe this aspect of our financial model will continue to contribute to our ability to achieve sustained revenue growth over the long term.

Our growth strategies

Key elements of our growth strategy include:

•
Consistently introduce innovative products. To address our market opportunity, we have developed a long-term roadmap to deliver innovative products and software enhancements, and we intend to increase product introductions across multiple categories, including products designed for enjoyment in all the places and spaces that our customers listen to audio content, including outside of the home. Executing on our roadmap will position us to acquire new customers, increase sales to existing customers and improve the customer experience.

•
Invest in geographic expansion. Geographic expansion represents a growth opportunity in currently unserved countries. We intend to expand into new countries by employing country-specific marketing campaigns and distribution channels.

•
Build direct relationships with existing and prospective customers. We intend to continue to build direct relationships with current and prospective customers through sonos.com and the Sonos app to drive direct sales.

•
Expand partner ecosystem to enhance platform. We intend to deepen our relationships with our current partners and expand our partner ecosystem to provide our customers access to streaming music services, voice assistants, internet radio, podcasts and audiobook content. For example, we introduced voice control with Amazon’s Alexa technology in 2017, Apple’s Siri via Airplay 2 in 2018, and Google Assistant in 2019.

•
Increase brand awareness in existing geographic markets. We intend to increase our household penetration rates in our existing geographic markets by investing in brand awareness, expanding our product offerings and growing our partner ecosystem.

Research and development

Our research and development team develops new software and hardware products as well as improves and enhances our existing software and hardware products to address customer demands and emerging trends. Our team has worked on features and enhancements to the Sonos system including development and improvements to the Sonos app, product setup, Trueplay tuning and the universal search function. The products and software we develop require significant technological knowledge and expertise to develop at a competitive pace. We believe our research and development capabilities and our intellectual property differentiates us from our competitors. We intend to continue to significantly invest in research and development to bring new products and software to market and expand our platform and capabilities.

Sales and marketing

We sell our products primarily through over 10,000 third-party physical retail stores, including custom installers of home audio systems, and our products are distributed in over 50 countries. The majority of our sales are transacted through traditional physical retailers, including on their websites. We also sell through online retailers such as Amazon, to custom installers who bundle our products with services that they sell to their customers and directly through our website sonos.com. We sell products internationally through distributors and through retailers. These retailers also sell products offered by our competitors. In fiscal 2019, Best Buy accounted for 16% of our revenue and the ALSO Group, our distributor in Germany, Sweden, Denmark and Norway, accounted for 10% of our revenue.

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

Manufacturing, logistics and fulfillment

We outsource the manufacturing of our speakers and components to contract manufacturers, using our design specifications. Our products are manufactured by contract manufacturers in China and we have recently begun to diversify our supply chain through the addition of contract manufacturing in Malaysia.

Our contracts with our contract manufacturers do not obligate them to supply products to us in any specific quantity, except as specified in our purchase orders that are aligned with forecasts based on terms and conditions of the contract. The vast majority of our products are shipped to our third-party warehouses which we then ship to our distributors, retailers and directly to our customers. Our third-party warehouses are located in the United States in California and Pennsylvania, as well as internationally in Australia, Canada and the Netherlands.

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

We currently hold over one thousand issued patents, including design and utility patents, and are pursuing hundreds of patent applications throughout the world. Our patents expire at various times. Our patents and patent applications focus on technology for the ability to stream content wirelessly to multiple rooms in the home, as well as other experiences that are important to the Sonos platform. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. To protect our brand, we file trademark registrations in some jurisdictions. In 2017, the strength of our patent portfolio placed us 2nd in Electronics and 19th overall in IEEE’s Patent Power Report. We also enter into licensing agreements with our third-party content partners to provide access to a broad range of content for our customers.

While we believe that our active patents and patent applications are an important aspect of our business, we also rely heavily on the innovative skills, technical competence and marketing abilities of our personnel.

Employees

As of September 28, 2019, we had 1,446 full-time employees. Of our full-time employees, 1,023 were in the United States and 423 were in our international locations. Other than our employees in France and the Netherlands, none of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

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

Sonos, the Sonos logo, Sonos One, Sonos One SL, Sonos Beam, Play:1, Play:5, Playbase, Playbar, Sonos Amp, Sub, Sonos Move, Sonos Port and our other registered or common law trademarks, tradenames or service marks appearing in this Annual Report on Form 10-K are our property. Solely for convenience, our trademarks, tradenames and service marks referred to in this Annual Report on Form 10-K appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, tradenames and service marks. This Annual Report on Form 10-K contains additional trademarks, tradenames and service marks of other companies that are the property of their respective owners.

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

Item 1A. Risk factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. You should carefully consider the following risks, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Risks related to our business

We have a recent history of losses and expect to incur increased operating costs in the future, and we may not achieve or sustain profitability or consistent revenue growth.

We have experienced net losses in our recent annual periods. In the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017, we had net losses of $4.8 million, $15.6 million and $14.2 million, respectively. We had an accumulated deficit of $208.4 million as of September 28, 2019. We expect our operating expenses to increase in the future as we expand our operations and execute on our product roadmap. We plan to make significant future expenditures related to the expansion of our business and our product offerings, including investments in:

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

We need to increase our revenue to achieve and maintain profitability in the future. We cannot assure you that our revenue will continue to grow or that it will not decline. Our ability to achieve continued growth will depend on our ability to execute on our product roadmap and to determine the market opportunity for new products. New product introductions may adversely impact our gross margin in the near to intermediate term due to the frequency of these product introductions and their anticipated increased share of our overall product volume. The expansion of our business and product offerings also places a continuous and significant strain on our management, operational and financial resources. In future periods, we could experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our operating results and our stock price could be harmed.

Our operating results depend on a number of factors and are likely to fluctuate from quarter to quarter and year over year, which could cause the trading price of our common stock to decline.

Our operating results and other key metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter and year-over-year. We expect that this trend will continue as a result of a number of factors as set forth in this Section 1A, many of which are outside of our control and may be difficult to predict, including:

•	seasonality in the demand for our products;

•	the timing and success of new product introductions;

•	competition;

•	the imposition of tariffs and other trade barriers, and the effects of retaliatory trade measures;

•	fluctuations in component and manufacturing costs; and

•	adverse litigation judgments, settlements or other litigation-related costs, especially from litigation involving alleged patent infringement or defense of our patents.

Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our operating results. As a result, period to period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. The variability and unpredictability of our operating results or other operating metrics could result in our failure to meet our expectations or those of investors or any analysts that cover us with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the stock price of our common stock could fall substantially.

The success of our business depends on the continued growth of the voice-enabled speaker market, and our ability to establish and maintain market share.

We have increasingly focused our product roadmap on voice-enabled speakers. We introduced our first voice-enabled speaker, Sonos One, in October 2017, our first voice-enabled home theater speaker, Sonos Beam, in July 2018 and our first Bluetooth-enabled portable speaker with voice control, Sonos Move in September 2019. If the voice-enabled speaker markets do not continue to grow or grow in unpredictable ways, our revenue may fall short of expectations and our operating results may be harmed, particularly since we incur substantial costs to introduce new products in advance of anticipated sales. Additionally, even if the market for voice-enabled speakers does continue to grow, we may not be successful in developing and selling speakers that appeal to consumers or gain sufficient market acceptance. To succeed in this market, we will need to design, produce and sell innovative and compelling products and partner with other businesses that enable us to capitalize on new technologies, some of which have developed or may develop and sell voice-enabled speaker products of their own as further described herein.

To remain competitive and stimulate consumer demand, we must successfully manage frequent new product introductions and transitions.

Due to the highly volatile and competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. For example, in September 2019, we introduced Sonos One SL, a version of Sonos One without built-in microphones, Sonos Move and Sonos Port. The successful introduction of new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. We face significant challenges in managing the risks associated with new product introductions and production ramp-up issues, including accurately forecasting initial consumer demand, effectively managing any third-party strategic alliances or collaborative partnerships related to new product development or commercialization, as well as the risk that new products may have quality or other defects in the early stages of introduction. New and upgraded products can also affect the sales and profitability of existing products. Accordingly, if we cannot properly manage the introduction of new products, our operating results and financial condition may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.

We are highly dependent on a key contract manufacturer to manufacture our products and our efforts to diversify manufacturers may not be successful.

We have historically depended on a single manufacturer, Inventec Appliances Corporation (“Inventec”), to manufacture our products. While we recently began using additional manufacturers to manufacture certain of our products, Inventec remains our key manufacturer for the vast majority of our production. Our reliance on Inventec increases the risk that, in the event of an interruption in Inventec’s operations, we would not be able to maintain our production capacity without incurring material additional costs and substantial delays. Additionally, Inventec can terminate its agreement with us for any reason with 180 days’ advance notice. If Inventec breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, we may be severely delayed or fully prevented from selling our products. In the event of a termination of our agreement with Inventec, it would take a significant amount of time to increase our production with other manufacturers or to identify and onboard a new manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Any material disruption in our relationship with our manufacturers would harm our ability to compete effectively and satisfy demand for our products and could adversely impact our revenue, gross margin and operating results.

In addition, there is no guarantee that our efforts to diversify manufacturers will be successful. If we do not successfully coordinate the timely manufacturing and distribution of our products by such manufacturers, if such manufacturers are unable to successfully and timely process our orders or if we do not receive timely and accurate information from such manufacturers, we may have an insufficient supply of products to meet customer demand, we may lose sales, we may experience a build-up in inventory, we may incur additional costs, and our financial performance and reporting may be adversely affected. We have also historically manufactured our products in China and have recently begun to diversify our supply chain through the addition of contract manufacturing in Malaysia. By adding manufacturers in other countries, we may experience increased transportation costs, fuel costs, labor unrest, natural disasters and other adverse effects on our ability, timing and cost of delivering products, which may increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our operating results and financial condition.

We depend on a limited number of third-party components suppliers and logistics providers.

We are dependent on a limited number of suppliers for various key components used in our products, and we may from time to time have sole source suppliers. The cost, quality and availability of these components are essential to the successful production and sale of our products. We are subject to the risk of industry-wide shortages, price fluctuations and long lead times in the supply of these components and other materials. If the supply of these components were to be delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. In the event we are unable to obtain components in sufficient quantities on a timely basis and on commercially reasonable terms, our ability to sell our products in order to meet market demand would be affected and could materially and adversely affect our brand, image, business prospects and operating results.

We also use a small number of logistics providers for substantially all our product delivery to both distributors and retailers. If one of these providers were to experience financial difficulties or disruptions in its business, our own operations could be adversely affected. Because substantially all of our products are distributed from a small number of locations and by a small number of companies, we are susceptible to both isolated and system-wide interruptions caused by events out of our control. Any disruption to the operations of our distributions facilities could delay product delivery, harm our reputation among our customers and adversely affect our operating results and financial condition.

We have limited control over the third-party suppliers and logistics providers on which our business depends. If any of these parties fails to perform its obligations to us, we may be unable to deliver our products to customers in a timely manner. Further, we do not have long-term contracts with all of these parties, and there can be no assurance that we will be able to renew our contracts with them on favorable terms or at all. We may be unable to replace an existing supplier or logistics provider or supplement a provider in the event we experience significantly increased demand. Accordingly, a loss or interruption in the service of any key party could adversely impact our revenue, gross margin and operating results.

The home audio and consumer electronics industries are highly competitive.

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

In order to deliver products that appeal to changing and increasingly diverse consumer preferences and to overcome the fact that a relatively high percentage of consumers may already own or use products that they perceive to be similar to those that we offer, we must develop superior technology, anticipate increasingly diverse consumer tastes and rapidly develop attractive products with competitive selling prices. In addition, many of our current and potential partners have business objectives that may drive them to sell their speaker products at a significant discount to ours. Amazon and Google, for example, both currently offer their speaker products at significantly lower prices than Sonos One, Sonos Beam and Sonos Move. Many of these partners may subsidize these prices and seek to monetize their customers through the sale of additional services rather than the speakers themselves. Even if we are able to efficiently develop and offer innovative products at competitive selling prices, our operating results and financial condition may be adversely impacted if we are unable to effectively anticipate and counter the ongoing price erosion that frequently affects consumer products or if the average selling prices of our products decrease faster than we are able to reduce our manufacturing costs.

Most of our competitors have greater financial, technical and marketing resources available to them than those available to us, and, as a result, they may develop competing products that cause the demand for our products to decline. Our competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their products to address the needs of our prospective customers, and other companies may enter our markets by entering into strategic relationships with our competitors. A failure to effectively anticipate and respond to these established and new competitors may adversely impact our business and operating results.

Further, our current and prospective competitors may consolidate with each other or acquire companies that will allow them to develop products that better compete with our products, which would intensify the competition that we face and may also disrupt or lead to termination of our distribution, technology and content partnerships. For example, if one of our competitors were to acquire one of our content partners, the consolidated company may decide to disable the streaming functionality of its service with our products.

If we are unable to compete with these consolidated companies or if consolidation in the market disrupts our partnerships or reduces the number of companies we partner with, our business would be adversely affected.

Conflicts with our distribution partners could harm our business and operating results.

Several of our existing products compete, and products that we may offer in the future could compete, with the product offerings of some of our significant channel and distribution partners who have greater financial and technical resources than we do. To the extent products offered by our partners compete with our products, they may choose to promote their own products over ours or could end our partnerships and cease selling or promoting our products entirely. If our distribution partners, such as Amazon and Apple, continue to compete with us more directly in the future, they would be able to market and promote their products more prominently than they market and promote our products, and could refuse to promote or offer our products for sale alongside their own, or at all, in distribution channels. Any reduction in our ability to place and promote our products, or increased competition for available shelf or website placement, especially during peak retail periods, such as the holiday shopping season, would require us to increase our marketing expenditures and to seek other distribution channels to promote our products. If we are unable to effectively sell our products due to conflicts with our distribution partners, our business would be harmed.

Competition with our technology partners could harm our business and operating results.

We are dependent on a number of technology partners for the development of our products, some of which have developed or may develop and sell products that compete with our products. These technology partners may cease doing business with us or disable the technology they provide our products for a variety of reasons, including to promote their products over our own. For example, we are currently manufacturing and developing voice-enabled speaker systems that are enhanced with the technology of our partners, including those who sell competing products. We introduced Sonos One, Sonos Beam and Sonos Move, which feature built in voice-enabled speakers powered by Amazon’s Alexa or Google’s Google Assistant technology. One or more of our partners could disable their integration or begin charging us for their integration with our voice-enabled products. For example, our current agreement with Amazon allows Amazon to disable the Alexa integration in our voice-enabled products with limited notice. We cannot assure you that we will be successful in establishing partnerships with other companies that have developed voice-control enablement technology or in developing such technology on our own.

If one or more of our technology partners do not maintain their integration with our products or seek to charge us for this integration, or if we have not developed alternative partnerships for similar technology or developed such technology on our own, our sales may decline, our reputation may be harmed and our business and operating results may suffer.

Competition with our content partners could cause these partners to cease to allow their content to be streamed on our products, which could lower product demand.

Demand for our products depends in large part on the availability of streaming third-party content that appeals to our existing and prospective customers. Compatibility with streaming music services, podcast platforms and other content provided by our content partners is a key feature of our products. To date, all our arrangements have been entered into on a royalty-free basis. Some of these content partners compete with us already, and others may in the future produce and sell speakers along with their streaming services. Additionally, other content partners may form stronger alliances with our competitors in the home audio market. Any of our content partners may cease to allow their content to be streamed on our products for a variety of reasons, including to promote other partnerships or their products over our products, or seek to charge us for this streaming. If this were to happen, demand for our products could decrease, our costs could increase and our operating results could be harmed.

If we are unable to accurately anticipate market demand for our products, we may have difficulty managing our production and inventory and our operating results could be harmed.

We must forecast production and inventory needs in advance with our suppliers and manufacturers, and our ability to do so accurately could be affected by many factors, including changes in customer demand, new product introductions, sales promotions, channel inventory levels and general economic conditions. If demand does not meet our forecast, excess product inventory could force us to write-down or write-off inventory, or to sell the excess inventory at discounted prices, which could cause our gross margin to suffer and impair the strength of our brand. In addition, excess inventory may result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. If demand exceeds our forecast and we do not have sufficient inventory to meet this demand, we would have to rapidly increase production which may result in reduced manufacturing quality and customer satisfaction as well as higher supply and manufacturing costs that would lower our gross margin. Any of these scenarios could adversely impact our operating results and financial condition.

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

A large proportion of our customer base uses our products to listen to content via subscription-based streaming music services. Accordingly, we believe our future revenue growth will depend in significant part on the continued expansion of the market for streaming music. The success of the streaming music market depends on the quality, reliability and adoption of streaming technology, and on the continued success of streaming music services such as Apple Music, Pandora, Spotify and TuneIn. If the streaming music market in general fails to expand or if the streaming services that we partner with are not successful, demand for our products may suffer and our operating results may be adversely affected.

If we are not successful in expanding our direct-to-consumer sales channel by driving consumer traffic and consumer purchases through our website, our business and results of operations could be harmed.

We are currently investing in our direct-to-consumer sales channel, primarily through our website and our future growth relies in part on our ability to attract consumers to this channel, which requires significant expenditures in marketing, software development and infrastructure. If we are unable to drive traffic to, and increase sales through, our website, our business and results of operations could be harmed. The success of direct-to-consumer sales through our website is subject to risks associated with e-commerce, many of which are outside of our control. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business via our website may have an adverse impact on our results of operations.

Additionally, the expansion of our direct-to-consumer channel could alienate some of our channel partners and cause a reduction in product sales from these partners. Channel partners may perceive themselves to be at a disadvantage based on the direct-to-consumer sales offered through our website. Due to these and other factors, conflicts in our sales channels could arise and cause channel partners to divert resources away from the promotion and sale of our products or to offer competitive products. Further, to the extent we use our mobile app to increase traffic to our website and increase direct-to-consumer sales, we will rely on application marketplaces such as the Apple App Store and Google Play to drive downloads of our mobile app. Apple and Google, both of which sell products that compete with ours, may choose to use their marketplaces to promote their competing products over our products or may make access to our mobile app more difficult. Any of these situations could adversely impact our business and results of operations.

We sell our products through a limited number of key channel partners, and the loss of any such channel partner would adversely impact our business.

We are dependent on our channel partners for a vast majority of our product sales. Some of our key channel partners include Best Buy, which accounted for 16% of our revenue in fiscal 2019, and the ALSO Group, our distributor in Germany, Sweden, Denmark and Norway, which accounted for 10% of our revenue in fiscal 2019. We compete with other consumer products for placement and promotion of our products in the stores of our channel partners, including in some cases products of our channel partners. Our contracts with our channel partners allow them to exercise significant discretion in the placement and promotion of our products, and such contracts do not contain any long-term volume commitments. If one or several of our channel partners do not effectively market and sell our products, discontinue or reduce the inventory of our products, increase the promotions of or choose to promote competing products over ours, the volume of our products sold to customers could decrease, and our business and results of operations would therefore be significantly harmed.

Revenue from our channel partners also depends on a number of factors outside our control and may vary from period to period. If one or more of our channel partners were to experience serious financial difficulty, consolidate with other channel partners or limit or cease operations, our business and results of operations would be significantly harmed. Loss of a key channel partner would require us to identify alternative channel partners or increase our direct-to-consumer sales efforts, which may be time-consuming and expensive or we may be unsuccessful in our efforts to do so.

A significant disruption in our websites, servers or information technology systems, or those of our third-party partners, could impair our customers’ listening experience or otherwise adversely affect our customers, damage our reputation or harm our business.

As a consumer electronics company, our website and mobile app are important presentations of our business, identity and brand, and an important means of interacting with, and providing information to, consumers of our products. We depend on our servers and centralized information technology systems, and those of third parties, for product functionality, to manage operations and to store critical information and intellectual property. Accordingly, we allocate significant resources to maintaining our information technology systems and deploying network security, data encryption, training and other measures to protect against unauthorized access or misuse. Nevertheless, our website and information technology systems, and those of the third parties we rely on, are susceptible to damage, viruses, disruptions or shutdowns due to foreseeable and unforeseeable events. System failures and disruptions could impede the manufacturing and shipping of products, functionality of our products, transactions processing and financial reporting, and result in the loss of intellectual property or data, require substantial repair costs and damage our reputation, competitive position, financial condition and results of operations.

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

Our business relies in part upon the ability of consumers to access high-quality streaming content through the internet. As a result, the growth of our business depends partially on our customers’ ability to obtain low-cost, high-speed internet access, which relies in part on network operators’ continued willingness to upgrade and maintain their equipment as needed to sustain a robust internet infrastructure, as well as their continued willingness to preserve the open and interconnected nature of the internet. We exercise no control over network operators, which makes us vulnerable to any errors, interruptions or delays in their operations. Any material disruption in internet services could harm our business. To the extent that the number of internet users continues to increase, network congestion could adversely affect the reliability of our platform. We may also face increased costs of doing business if network operators engage in discriminatory practices with respect to streamed audio content to monetize access to their networks by content providers.

Further, in the past, internet service providers (“ISPs”) have attempted to implement usage-based pricing, bandwidth caps and traffic shaping or throttling. To the extent network operators create tiers of internet access service and charge our customers in direct relation to their consumption of audio content, our ability to attract and retain customers could be impaired, which would harm our business. Net neutrality rules, which were designed to ensure that all online content is treated the same by ISPs and other companies that provide broadband services, were repealed by the Federal Communications Commission effective June 2018. The repeal of the net neutrality rules could force us to incur greater operating expenses, cause our streaming partners to seek to shift costs to us or result in a decrease in the streaming-based usage of our platform by our customers, any of which would harm our results of operations.

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

Our continued success depends on our reputation for providing high-quality products and consumer experiences, and the “Sonos” name is critical to preserving and expanding our business. Our brand and reputation are dependent on a number of factors, including our marketing efforts, product quality, and trademark protection efforts, each of which requires significant expenditures.

The value of our brand could also be severely damaged by isolated incidents, which may be outside of our control. For example, in the United States, we rely on custom installers of home audio systems for a significant portion of our sales but maintain no control over the quality of their work and thus could suffer damage to our brand or business to the extent such installations are unsatisfactory or defective. Any damage to our brand or reputation may adversely affect our business, financial condition and operating results.

Our efforts to expand beyond our core product offerings and offer products with applications outside the home may not succeed and could adversely impact our business.

We may seek to expand beyond our core sound systems and develop products that have wider applications outside the home, such as commercial or office. Developing these products would require us to devote substantial additional resources, and our ability to succeed in developing such products to address such markets is unproven. It is likely that we would need to hire additional personnel, partner with new third parties and incur considerable research and development expenses to pursue such an expansion successfully. We have less familiarity with consumer preferences for these products and less product or category knowledge, and we could encounter difficulties in attracting new customers due to lower levels of consumer familiarity with our brand. As a result, we may not be successful in future efforts to achieve profitability from new markets or new types of products, and our ability to generate revenue from our existing products may suffer. If any such expansion does not enhance our ability to maintain or grow our revenue or recover any associated development costs, our operating results could be adversely affected.

We may choose to discontinue support for older versions of our products, resulting in customer dissatisfaction that could negatively affect our business and operating results.

We have historically maintained, and we believe our customers may expect, extensive backward compatibility for our older products and the software that supports them, allowing older products to continue to benefit from new software updates. We expect that in the near term, this backward compatibility will no longer be practical or cost-effective, and we may decrease or discontinue service for our older products. If we no longer provide extensive backward capability for our products, we may damage our relationship with our existing customers, as well as our reputation, brand loyalty and ability to attract new customers.

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

We generally provide a one-year warranty on all our products, except in the European Union (the “EU”) and select other countries where we provide a two-year warranty on all our products. The occurrence of any material defects in our products could expose us to liability for warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, our failure to comply with past, present and future laws regulating extended warranties and accidental damage coverage could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

The loss of one or more of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could harm our business.

We depend on the continued services and performance of our key personnel. The loss of key personnel, including key members of management as well as our product development, marketing, sales and technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, the loss of key personnel in our finance and accounting departments could harm our internal controls, financial reporting capability and capacity to forecast and plan for future growth. Further, the market for highly skilled workers and leaders in our industry is extremely competitive. If we do not succeed in attracting, hiring and integrating high-quality personnel, or in retaining and motivating existing personnel, we may be unable to grow effectively, and our financial condition may be harmed.

Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of products, which could negatively affect our operations and performance.

We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, us, our contract manufacturers, our suppliers or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers. Further, our headquarters are located in Santa Barbara, California, in a seismically active region that is also prone to forest fires. Any catastrophic event that occurred near our headquarters, or near our manufacturing facilities in China, could impose significant damage to our ability to conduct our business and could require substantial recovery time, which could have an adverse effect on our business, operating results and financial condition.

We may be subject to intellectual property rights claims and other litigation which are expensive to support, and if resolved adversely, could have a significant impact on us and our stockholders.

Companies in the consumer electronics industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we gain an increasingly high profile and face more intense competition in our markets, the possibility of intellectual property rights claims against us grows, including the threat of lawsuits from non-practicing entities. Our technologies may not be able to withstand any third-party claims or rights against their use, and we may be subject to litigation and disputes. The costs of supporting such litigation and disputes is considerable, and there can be no assurance that a favorable outcome would be obtained. We may be required to settle such litigations and disputes, or we may be subject to an unfavorable judgment in a trial, and the terms of a settlement or judgment against us may be unfavorable and require us to cease some or all our operations, limit our ability to use certain technologies, pay substantial amounts to the other party or issue additional shares of our capital stock to the other party, which would dilute our existing stockholders. Further, if we are found to have engaged in practices that are in violation of a third party’s rights, we may have to negotiate a license to continue such practices, which may not be available on reasonable or favorable terms, develop alternative, non-infringing technology or discontinue the practices altogether. Each of these efforts could require significant effort and expense and ultimately may not be successful.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright and trade secret protection laws, to protect our proprietary rights. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights or challenge our proprietary rights, pending and future patent and trademark applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition and results of operations. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. The cost of defending our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.

In addition, the regulations of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. As our brand grows, we will likely discover unauthorized products in the marketplace that are counterfeit reproductions of our products. If we are unsuccessful in pursuing producers or sellers of counterfeit products, continued sales of these products could adversely impact our brand, business, financial condition and results of operations.

Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.

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

If we or our third-party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our products could decrease and we could be exposed to a risk of loss, litigation and regulatory proceedings. In addition, a breach could require expending significant additional resources related to the security of information systems and disrupt our operations.

The use of data by our business and our business associates is highly regulated in all our operating countries. Privacy and information-security laws and regulations change, and compliance with them may result in cost increases due to, among other things, systems changes and the development of new processes. If we or those with whom we share information fail to comply with laws and regulations, such as the General Data Protection Regulation (GDPR) and California Consumer Privacy Act (CCPA), our reputation could be damaged, possibly resulting in lost business, and we could be subjected to additional legal risk or financial losses as a result of non-compliance. Complying with such laws may also require us to modify our data processing practices and policies and incur substantial expenditures.

Our international operations are subject to increased business and economic risks that could impact our financial results.

We have operations outside the United States, and we expect to continue to expand our international presence, especially in Asia. In fiscal 2019, 50% of our revenue was generated outside the United States. This subjects us to a variety of risks inherent in doing business internationally, including:

•	fluctuations in currency exchange rates and costs of imposing currency exchange controls;

•	political, social and/or economic instability such as such as the United Kingdom's decision to withdraw from the European Union, commonly known as "Brexit”;

•	higher levels of credit risk and payment fraud and longer payment cycles associated with, and increased difficulty of payment collections from certain international customers;

•
burdens and risks of complying with a number and variety of foreign laws and regulations, including the Foreign Corrupt Practices Act, which laws and regulations may change from time to time unexpectedly and may be unpredictably enforced;

•	potential negative consequences from changes in or interpretations of U.S. and foreign tax laws;

•	the cost of developing connected products for countries where Wi-Fi technology has been passed over in favor of more advanced cellular data networks;

•	tariffs, trade barriers and duties;

•	protectionist laws and business practices that favor local businesses in some countries;

•	reduced protection for intellectual property rights in some countries;

•	difficulties and associated costs in managing multiple international locations; and

•	delays from customs brokers or government agencies.

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

We have significant operations in China, where many of the risks listed above are particularly acute. China experiences high turnover of direct labor due to the intensely competitive and fluid market for labor, and if our labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our labor needs, then our business and results of operations could be adversely affected. In addition, if significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. For example, the U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, which currently affect our products. In May 2019, tariffs on accessories were increased to 25% and tariffs on most remaining imports were imposed at 15% effective September 2019. In the event that future tariffs are imposed on imports of our products, the amounts of existing tariffs are increased, or China or other countries take retaliatory trade measures in response to existing or future tariffs, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. We may seek to shift production outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations.

We must comply with extensive regulatory requirements, and the cost of such compliance, and any failure to comply, may adversely affect our business, financial condition and results of operations.

In our current business and as we expand into new markets and product categories, we must comply with a wide variety of laws, regulations, standards and other requirements governing, among other things, electrical safety, wireless emissions, health and safety, e-commerce, consumer protection, export and import requirements, hazardous materials usage, product-related energy consumption, packaging, recycling and environmental matters. Compliance with these laws, regulations, standards and other requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction or change from time to time, further increasing the cost of compliance and doing business. Our products may require regulatory approvals or satisfaction of other regulatory concerns in the various jurisdictions in which they are manufactured, sold or both. These requirements create procurement and design challenges that require us to incur additional costs identifying suppliers and manufacturers who can obtain and produce compliant materials, parts and products. Failure to comply with such requirements can subject us to liability, additional costs and reputational harm and, in extreme cases, force us to recall products or prevent us from selling our products in certain jurisdictions.

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

As of September 28, 2019, we had gross U.S. federal net operating loss carryforwards of $60.6 million, which expire beginning in 2035, and gross state net operating loss carryforwards of $36.2 million, which expire beginning in 2025, as well as $16.1 million in foreign net operating loss carryforwards, of which $1.4 million have an indefinite life. As of September 28, 2019, we also had U.S. federal research and development tax credit carryforwards of $33.8 million and state research and development tax credit carryforwards of $25.9 million, which will expire in 2025 and 2024, respectively. It is possible that we will not generate taxable income in time to use our net operating loss carryforwards before their expiration or at all.

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

As part of our business strategy, we may make investments in complementary businesses, products, services or technologies. These acquisitions and other transactions and arrangements involve significant challenges and risks, including not advancing our business strategy, receiving an unsatisfactory return on our investment, difficulty integrating and retaining new employees, business systems, and technology, or distracting management from our other business initiatives. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected. These events could adversely affect our consolidated financial statements.

We will need to improve our financial and operational systems to manage our growth effectively and support our increasingly complex business arrangements, and an inability to do so could harm our business and results of operations.

To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally, we will need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. In particular, we anticipate that our legacy enterprise resource management system will need to be replaced in the near to intermediate term in order to accommodate our expanding operations. We cannot be certain that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Delays or problems associated with any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation and result in errors in our financial and other reporting, any of which could harm our business and operating results.

If we fail to maintain an effective system of internal controls in the future, we may experience a loss of investor confidence and an adverse impact to our stock price.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. We previously reported material weaknesses in internal control over financial reporting related to an insufficient complement of experienced personnel with the requisite technical knowledge of financial statement disclosures and failing to maintain controls over accounting for non-routine, unusual or complex events and transactions. During fiscal 2019, we completed the remediation measures related to the material weaknesses and concluded that our internal control over financial reporting was effective as of September 28, 2019. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare consolidated financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our consolidated financial statements and adversely impact our stock price.

Risks related to ownership of our common stock

The stock price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance.

The stock price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $9.58 to $21.69 through September 28, 2019. The stock price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

•	overall performance of the equity markets and the economy as a whole;

•	changes in the financial projections we or third parties may provide to the public or our failure to meet these projections;

•	actual or anticipated changes in our growth rate relative to that of our competitors;

•	announcements of new products, or of acquisitions, strategic partnerships, joint ventures or capital- raising activities or commitments, by us or by our competitors;

•	additions or departures of key personnel;

•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	rumors and market speculation involving us or other companies in our industry;

•	sales of shares of our common stock by us or our stockholders particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur; and

•	additional stock issuances that result in significant dilution to shareholders.

In addition, the stock market with respect to newly public companies, particularly companies in the technology industry, has experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock, and we do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of the Board. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. In addition, the terms of our credit facilities contain restrictions on our ability to declare and pay cash dividends on our capital stock.

Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us.

There are provisions in our restated certificate of incorporation and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:

•	a classified Board so that not all members of the Board are elected at one time;

•	the ability of the Board to determine the number of directors and fill any vacancies and newly created directorships;

•	a requirement that our directors may only be removed for cause;

•	a prohibition on cumulative voting for directors;

•	the requirement of a super-majority to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorization of the issuance of “blank check” preferred stock that the Board could use to implement a stockholder rights plan;

•	an inability of our stockholders to call special meetings of stockholders; and

•	a prohibition on stockholder actions by written consent, thereby requiring that all stockholder actions be taken at a meeting of our stockholders.

In addition, our restated certificate of incorporation provides that the Delaware Court of Chancery is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”), our restated certificate of incorporation or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our restated certificate of incorporation also provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In December 2018, the Delaware Court of Chancery found that provisions such as the Federal Forum Provision are not valid under Delaware law. Consequently, we do not intend to enforce the Federal Forum Provision in our restated certificate of incorporation unless and until such time there is a final determination by the Delaware Supreme Court regarding the validity of provisions such as the Federal Forum Provision. To the extent the Delaware Supreme Court makes a final determination that provisions such as the Federal Forum Provision are not valid as a matter of Delaware law, the Board intends to amend our restated certificate of incorporation to remove the Federal Forum Provision.

Further, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Item 1B. Unresolved staff comments
None.
Item 2. Properties

We are a global company with our corporate headquarters located in Santa Barbara, California. Our headquarters facilities in Santa Barbara comprise approximately 131,835 square feet of office space pursuant to several leases that expire at various dates through 2025. We also lease an additional 169,465 square feet of office space in Boston, as well as offices in various locations around the world. We believe our existing facilities are adequate to meet our current requirements. We intend to add new facilities or expand existing facilities in certain locations as we add staff or expand our geographic markets, and we believe suitable additional space will be available as needed to accommodate any such expansion for our expansion of our organization.

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
Item 4. Mine safety disclosures
None.

PART II
Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Holders of record
As of November 8, 2019, there were 1,249 holders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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

Stock performance graph

	August 2, 2018	September 28, 2018	September 27, 2019
Sonos, Inc.	$100.00	$80.56	$67.86
Nasdaq composite index	$100.00	$103.34	$103.11
S&P 500	$100.00	$103.43	$107.29

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
The consolidated statements of operations data for the years ended September 28, 2019, September 29, 2018 and September 30, 2017, and the consolidated balance sheet data as of September 28, 2019 and September 29, 2018 are derived from our audited consolidated financial statements appearing in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended October 1, 2016 and October 3, 2015 and the consolidated balance sheet data as of September 30, 2017, and October 1, 2016 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The consolidated balance sheet data as of October 3, 2015 is derived from unaudited consolidated financial statements not included in this Annual Report on Form 10-K. Our unaudited consolidated annual financial statements were prepared in accordance with U.S. GAAP on the same basis as our audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, that are necessary for the fair statement of the financial information set forth in those financial statements. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Fiscal Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017 (4)	October 1, 2016 (4)	October 3, 2015 (4)
(In thousands, except share and per share amounts and percentages)
Revenue	$1,260,823	$1,137,008	$992,526	$901,284	$843,524
Cost of revenue (1)	733,480	647,700	536,461	497,885	461,387
Gross profit	527,343	489,308	456,065	403,399	382,137
Operating expenses
Research and development (1)	171,174	142,109	124,394	107,729	100,653
Sales and marketing (1)	247,599	270,869	270,162	258,012	272,427
General and administrative (1)	102,871	85,205	77,118	68,531	64,805
Total operating expenses	521,644	498,183	471,674	434,272	437,885
Operating income (loss)	5,699	(8,875)	(15,609)	(30,873)	(55,748)
Other expense, net
Interest income	4,349	731	120	14	19
Interest expense	(2,499)	(5,242)	(4,380)	(2,503)	(175)
Other income (expense), net	(8,625)	(1,162)	3,361	(2,208)	(9,631)
Total other expense, net	(6,775)	(5,673)	(899)	(4,697)	(9,787)
Loss before provision for (benefit from) income taxes	(1,076)	(14,548)	(16,508)	(35,570)	(65,535)
Provision for (benefit from) income taxes	3,690	1,056	(2,291)	2,644	3,242
Net loss	$(4,766)	$(15,604)	$(14,217)	$(38,214)	$(68,777)

Net loss per share attributable to common stockholders, basic and diluted:⁽²⁾	$(0.05)	$(0.24)	$(0.25)	$(0.71)	$(1.34)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted:⁽²⁾	103,783,006	65,706,215	56,314,546	53,873,051	51,253,161

Other Data:
Products sold	6,132	5,078	3,935	3,514	3,401
Adjusted EBITDA (3)	$88,689	$69,128	$55,955	$29,413	$(4,613)
Adjusted EBITDA margin (3)	7.0%	6.1%	5.6%	3.3%	(0.5)%

(1)	Stock-based compensation was allocated as follows:

	Fiscal Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017	October 1, 2016	October 3, 2015
(In thousands)
Cost of revenue	$985	$198	$240	$211	$236
Research and development	17,643	13,960	13,605	8,260	8,186
Sales and marketing	12,965	15,885	15,086	11,742	9,791
General and administrative	14,982	8,602	7,619	5,750	5,064
Total stock-based compensation expense	$46,575	$38,645	$36,550	$25,963	$23,277

(2)
See Note 10 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our net loss per share attributable to common stockholders, basic and diluted.

(3)
Adjusted EBITDA and adjusted EBITDA margin are financial measures that are not calculated in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). See the section titled "—Non-GAAP Financial Measures" below for information regarding our use of these non-GAAP financial measures and a reconciliation of net loss to adjusted EBITDA.

(4)	Reflects the impact of the adoption of new accounting standard in fiscal year 2018 related to revenue recognition

	As of
	September 28, 2019	September 29, 2018	September 30, 2017	October 1, 2016	October 3, 2015
(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$338,641	$220,930	$130,595	$74,913	$76,352
Working capital	276,635	201,243	78,203	31,866	27,057
Total assets	761,605	587,498	400,020	278,879	278,970
Total long-term debt	24,840	33,097	39,600	24,501	20,000
Total liabilities	480,677	379,140	309,652	217,326	210,192
Redeemable convertible preferred stock	—	—	90,341	90,341	88,637
Accumulated deficit	(208,377)	(203,611)	(188,007)	(173,790)	(135,576)
Total stockholders' equity (deficit)	280,928	208,358	27	(28,788)	(19,859)

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

We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of depreciation, stock-based compensation expense, interest income, interest expense, other income (expense), income taxes and items considered to be non-recurring. We define adjusted EBITDA margin as adjusted EBITDA divided by revenue.

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

•	these non-GAAP financial measures do not reflect interest income, primarily resulting from interest income earned our cash and cash equivalent balances;

•	these non-GAAP financial measures do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us;

•	these non-GAAP financial measures do not reflect the effect of foreign currency exchange gains or losses, which is included in other income (expense), net;

•	these non-GAAP financial measures do not reflect the provision for or benefit from income tax that may result in payments that reduce cash available to us; and

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

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Fiscal Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017	October 1, 2016	October 3, 2015
(In thousands, except percentages)
Net loss	$(4,766)	$(15,604)	$(14,217)	$(38,214)	$(68,777)
Depreciation	36,415	39,358	35,014	34,323	27,858
Stock-based compensation expense	46,575	38,645	36,550	25,963	23,277
Interest income	(4,349)	(731)	(120)	(14)	(19)
Interest expense	2,499	5,242	4,380	2,503	175
Other (income) expense, net	8,625	1,162	(3,361)	2,208	9,631
Provision for (benefit from) income taxes	3,690	1,056	(2,291)	2,644	3,242
Adjusted EBITDA	$88,689	$69,128	$55,955	$29,413	$(4,613)
Revenue	$1,260,823	$1,137,008	$992,526	$901,284	$843,524
Adjusted EBITDA margin	7.0%	6.1%	5.6%	3.3%	(0.5)%

Item 7. Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled "Risk Factors." We operate on a 52- or 53-week fiscal year ending on the Saturday nearest September 30 each year. Our fiscal year is divided into four quarters, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period.References to fiscal 2019 are to our 52-week fiscal year ended September 28, 2019, references to fiscal 2018 are to our 52-week fiscal year ended September 29, 2018 and references to fiscal 2017 are to our 52-week fiscal year ended September 30, 2017.
Overview

Sonos is one of the world's leading sound experience brands. As the inventor of multi-room wireless home audio, Sonos' innovation helps the world listen better by giving people access to the content they love and allowing them to control it however they choose. Known for delivering unparalleled sound experience, thoughtful design aesthetic, simplicity of use and an open platform, Sonos makes the breadth of audio content available to anyone.

Our sound system provides an immersive listening experience created by our thoughtfully designed speakers and components, our proprietary software platform and the ability to wirelessly stream the content our customers love from the services they prefer. We manage the complexity of delivering a seamless customer experience in a multi-user and open-platform environment. The Sonos sound system is easy to set up, use and expand to bring audio to any room in the home. Through our software platform, we frequently enhance features and services on our products, improving functionality and customer experience.

Our innovative products, seamless customer experience and expanding global footprint have driven 14 consecutive years of sustained revenue growth since our first product launch. We generate revenue from the sale of our wireless speakers, home theater speakers and component products, as new customers buy our products and existing customers continue to add products to their Sonos sound systems.

We have developed a robust product and software roadmap that we believe will help us capture the expanding addressable market for our products. We believe executing on our roadmap will position us to acquire new customers, offer a continuously improving experience to our existing customers and grow follow-on purchases.

Our most recent steps in this direction occurred in October 2017, with the introduction of our first voice-enabled wireless speaker, Sonos One, in July 2018, with the introduction of our first voice-enabled home theater speaker, Sonos Beam. In fiscal 2019, we accelerated new product introductions including the introduction of Sonos Amp, Sonos Move, our first battery-powered, Bluetooth-enabled speaker for use both indoors and outdoors, Sonos One SL, and Sonos Port.

Key metrics

In addition to the measures presented in our consolidated financial statements, we use the following additional key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are revenue, products sold, adjusted EBITDA and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA is net income (loss). In the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017, we had a net loss of $4.8 million, $15.6 million and $14.2 million, respectively.

	Fiscal Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
(In thousands, except percentages)
Revenue	$1,260,823	$1,137,008	$992,526
Products sold	6,132	5,078	3,935
Adjusted EBITDA	$88,689	$69,128	$55,955
Adjusted EBITDA margin	7.0%	6.1%	5.6%
Revenue
We generate substantially all of our revenue from the sale of wireless speakers, home theater speakers and components. We also generate revenue from other sources, such as module revenue, the sale of Sonos and third–party accessories like speaker stands and wall mounts, as well as licensing revenue. Module revenue is comprised of sales of hardware and embedded software that is integrated into final products that are manufactured and sold by our partners.
For a description of our revenue recognition policies, see the section titled "—Critical accounting policies and estimates."

Products sold

Products sold represents the number of products that are sold during a period, net of returns. Products sold includes the sale of wireless speakers, home theater speakers, components and module units. Products sold excludes the sale of Sonos and third–party accessories. Historically, the sale of other items has not materially contributed to our revenue. Growth rates between products sold and revenue are not perfectly correlated because our revenue is affected by other variables, such as the mix of products sold during the period, promotional discount activity and the introduction of new products that may have higher or lower than average selling prices.

Adjusted EBITDA and adjusted EBITDA margin

We define adjusted EBITDA as net loss adjusted to exclude the impact of stock-based compensation expense, depreciation, interest income, interest expense, other income (expense), income taxes and items considered to be non-recurring. We define adjusted EBITDA margin as adjusted EBITDA divided by revenue.
See the section titled "Selected Consolidated Financial and Other Data—Non-GAAP Financial Measures" for information regarding our use of adjusted EBITDA and adjusted EBITDA margin, and a reconciliation of net loss to adjusted EBITDA.

Factors affecting our performance

New product introductions. Since 2005, we have released a number of products in multiple home audio categories. We intend to introduce new products that appeal to a broad set of consumers, as well as bring our differentiated listening platform and experience to all the places and spaces where our customers listen to the breadth of audio content available on demand today, including outside of the home. Accordingly, our future financial performance may be affected by our ability to drive cost of revenue savings as we scale production over time.

Seasonality. Historically, we have experienced the highest levels of revenue in the first fiscal quarter of the year, coinciding with the holiday shopping season. For example, revenue in the first quarter of fiscal 2019 accounted for 39.4% of our revenue for fiscal 2019. Our promotional discounting activity is higher in the first fiscal quarter as well, which negatively impacts gross margin during this period. For example, gross margin in the first quarter of fiscal 2019 was 39.3%, compared to gross margin of 41.8% for all of fiscal 2019. However, our higher sales volume in the holiday shopping season has historically resulted in a higher operating margin in the first fiscal quarter due to positive operating leverage.

Ability to sell additional products to existing customers. As our customers add Sonos to their homes and listen to more audio content, they typically increase the number of our products in their homes. In fiscal 2019, follow-on purchases represented approximately 37% of new product registrations. As we execute on our product roadmap to address evolving consumer preferences, we believe we can expand the number of products in our customers’ homes. Our ability to sell additional products to existing customers is a key part of our business model, as follow-on purchases indicate high customer engagement and satisfaction, decrease the likelihood of competitive substitution and result in higher customer lifetime value. We will continue to innovate and invest in product development in order to enhance customer experience and drive sales of additional products to existing customers.

Expansion of partner ecosystem. Expanding and maintaining strong relationships with our partners will remain important to our success. We believe our partner ecosystem improves our customer experience, attracting more customers to Sonos, which in turn attracts more partners to the platform further enhancing our customer experience. We believe partners choose to be part of the Sonos platform because it provides access to a large, engaged customer base on a global scale. We look to partner with a wide variety of streaming music services, voice assistants, connected home integrators, content creators and podcast providers. To date, our agreements with these partners have all been on a royalty-free basis. As competition increases, we believe our ability to give users the freedom to choose across the broadest set of streaming services and voice control partners will be a key differentiating factor. Our product roadmap is largely focused on delivering products with voice control. Our ability to develop, manufacture and sell voice-enabled speakers that deliver differentiated consumer experiences will be a critical driver of our future performance, particularly as we compete in a larger market with an expanding number of competitors. We currently compete with, and will continue to compete with, companies that have greater resources than we do, many of which have already brought voice-enabled speakers to market. We are also partnering with certain of these companies in the development of our own voice-enabled products. Our competitiveness in the voice-enabled speaker market will depend on successful investment in research and development, market acceptance of our products and our ability to maintain and benefit from these technology partnerships.

Channel strategy. We are focused on reaching and converting prospective customers through third-party retail stores, e-commerce retailers, custom installers of home audio systems and our website sonos.com. We are investing in our e-commerce capabilities and in-app experience to drive direct sales. Sales through sonos.com represented 12.2% of our revenue in fiscal 2019 and 11.5% of our revenue in fiscal 2018 and we believe the growth of our own e-commerce channel will be important to supporting our overall growth and profitability as consumers continue the shift from physical to online sales channels. Our physical retail distribution relies on third-party retailers, as our company-owned stores do not materially contribute to our revenue. While we seek to increase sales through our direct-to-consumer sales channel, we expect that our future sales will continue to be substantially dependent on our third-party retailers. We will continue to seek retail partners that can deliver differentiated in-store experiences to support customer demand for product demonstrations.

International expansion. Our products are sold in over 50 countries and in fiscal 2019, 50.0% of our revenue was generated outside the United States. Our international growth will depend on our ability to generate sales from the global population of consumers, develop international distribution channels and diversify our partner ecosystem to appeal to a more global audience. We are committed to strengthening our brand in global markets and our future success will depend in part on our growth in international markets.

Investing in product and software development. Our investments in product and software development consist primarily of expenses in personnel who support our research and development efforts and capital expenditures for new tooling and production line equipment to manufacture and test our products. We believe that our financial performance will significantly depend on the effectiveness of our investments to design and introduce innovative new products and services and enhance existing products and software. If we fail to innovate and expand our product and software offerings or fail to maintain high standards of quality in our products, our brand, market position and revenue will be adversely affected. Further, if our development efforts are not successful, we will not recover the investments made.

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
Components of results of operations

Revenue
We generate substantially all of our revenue from the sale of wireless speakers, home theater speakers and components. We also generate revenue from other sources, such as module revenue, the sale of Sonos and third–party accessories like speaker stands and wall mounts, as well as licensing revenue. Module revenue is comprised of sales of hardware and embedded software that is integrated into final products that are manufactured and sold by our partners. Our revenue is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers. We also defer a portion of our revenue that is allocated to unspecified software upgrades and cloud-based services. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold, principally for sales denominated in the euro and the British pound.
For a description of our revenue recognition policies, see the section titled "—Critical accounting policies and estimates."

Cost of revenue
Cost of revenue consists of product costs, including costs of our contract manufacturers for production, component costs, shipping and handling costs, tariffs, duty costs, warranty replacement costs, packaging, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, hosting costs and excess and obsolete inventory write-downs. In addition, we allocate certain costs related to management and facilities, personnel-related expenses and other expenses associated with supply chain logistics. Personnel-related expenses primarily consist of salaries, bonuses, benefits and stock-based compensation expense.

Gross profit and gross margin
Our gross margin may in the future fluctuate from period to period based on a number of factors, including the mix of products we sell, the channel through which we sell our products, the foreign currency in which our products are sold and tariffs and duty costs implemented by governmental authorities. We have historically seen that the gross margin for our newly released products are lowest at launch and have tended to increase over time as we realize cost efficiencies. In addition, our ability to reduce the cost of our products is critical to increasing our gross margin over the long term.

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

Other income (expense), net
Interest income. Interest income consists primarily of interest income earned on our cash and cash equivalents balances.
Interest expense. Interest expense consists primarily of interest expense associated with our debt financing arrangements and amortization of debt issuance costs.

Other expense, net. Other expense, net consists primarily of our foreign currency exchange gains and losses relating to transactions and remeasurement of asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Provision for income taxes
We are subject to income taxes in the United States and foreign jurisdictions in which we operate. Our provision for income taxes includes income tax in our foreign operations. Foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the utilization of foreign tax credits and changes in tax laws.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a full valuation allowance to offset our U.S. and certain foreign net deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. It is possible that within the next 12 months there may be sufficient positive evidence to release a significant portion of the valuation allowance. Release of the U.S. valuation allowance would result in the establishment of certain deferred tax assets and a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved.
Results of operations

The following table sets forth our consolidated results of operations and data as a percentage of revenue for the periods indicated (percentages in the table may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended
	September 28, 2019		September 29, 2018
(Dollars in thousands)	$	%	$	%
Revenue	$1,260,823	100.0%	$1,137,008	100.0%
Cost of revenue (1)	733,480	58.2	647,700	57.0
Gross profit	527,343	41.8	489,308	43.0
Operating expenses
Research and development (1)	171,174	13.6	142,109	12.5
Sales and marketing (1)	247,599	19.6	270,869	23.8
General and administrative (1)	102,871	8.2	85,205	7.5
Total operating expenses	521,644	41.4	498,183	43.8
Operating income (loss)	5,699	0.5	(8,875)	(0.8)
Other income (expense),net
Interest income	4,349	0.3	731	0.1
Interest expense	(2,499)	(0.2)	(5,242)	(0.5)
Other expense, net	(8,625)	(0.7)	(1,162)	(0.1)
Total other expense, net	(6,775)	(0.5)	(5,673)	(0.5)

Loss before provision for income taxes	(1,076)	(0.1)	(14,548)	(1.3)
Provision for income taxes	3,690	0.3	1,056	0.1
Net loss	$(4,766)	(0.4)%	$(15,604)	(1.4)%

(1)	Amounts include stock-based compensation expense as follows:

	Fiscal Year Ended
	September 28, 2019		September 29, 2018
(Dollars in thousands)	$	%	$	%
Cost of revenue	$985	0.1%	$198	—%
Research and development	17,643	1.4	13,960	1.2
Sales and marketing	12,965	1.0	15,885	1.4
General and administrative	14,982	1.2	8,602	0.8
Total stock-based compensation expense	$46,575	3.7%	$38,645	3.4%

Comparison of fiscal years 2019 and 2018
Revenue

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 28, 2019	September 29, 2018	$	%
(Dollars and products sold in thousands)
Revenue by geographical region:
Americas	$678,224	$603,450	$74,774	12.4%
Europe, Middle East and Africa ("EMEA")	484,785	478,518	6,267	1.3
Asia Pacific ("APAC")	97,814	55,040	42,774	77.7
Total revenue	$1,260,823	$1,137,008	$123,815	10.9%
Other data:
Total products sold	6,132	5,078	1,054	20.8%

Revenue increased by $123.8 million, or 10.9%, from $1,137.0 million for fiscal 2018 to $1,260.8 million for fiscal 2019, primarily due to the continued success of Sonos Beam and launches of Sonos Amp and our IKEA partnership.

Products sold increased by 1.1 million, or 20.8%, from 5.1 million for fiscal 2018 to 6.1 million for fiscal 2019. The volume growth was primarily driven by sales of our newest home theater speaker product, Sonos Beam, which launched in July 2018, as well as by sales of our newest component product, Sonos Amp, which launched in November 2018. Wireless speakers continue to be the largest category and revenue in the category declined largely due to a volume shift from Play:1 to Sonos One speakers and the discontinuation of Play:3. Revenue growth from the sale of our home theater speakers was primarily driven by continued success of our Sonos Beam. Volume growth from the sale of our components was driven by sales of our new Sonos Amp, which was partially offset by a decrease in sales of our Connect:Amp, which was discontinued in fiscal 2019.

Revenue from the Americas increased $74.8 million, or 12.4%, from $603.5 million for fiscal 2018 to $678.2 million for fiscal 2019. The increase in the Americas revenue was driven primarily by growth in sales of home theater speakers and components and partially offset by a decline in wireless speaker sales. Revenue from EMEA increased $6.3 million, or 1.3%, from $478.5 million for fiscal 2018 to $484.8 million for fiscal 2019. EMEA revenue increased due to growth in sales of home theater speakers and components and offset by a decline in wireless speaker sales. Revenue from APAC increased $42.8 million, or 77.7%, from $55.0 million for fiscal 2018 to $97.8 million for fiscal 2019. APAC growth was driven primarily by module sales associated with the launch of the IKEA relationship.

In constant U.S. dollars, total revenue increased by 13.4% for fiscal 2019 compared to fiscal 2018, which excludes the impact of foreign currency fluctuations against the U.S. dollar. We calculate constant currency growth percentages by translating our prior-period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

Cost of revenue and gross profit

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 28, 2019	September 29, 2018	$	%
(Dollars in thousands)
Cost of revenue	$733,480	$647,700	$85,780	13.2%
Gross profit	$527,343	$489,308	$38,035	7.8%
Gross margin	41.8%	43.0%

Cost of revenue increased $85.8 million, or 13.2%, from $647.7 million for fiscal 2018 to $733.5 million for fiscal 2019. The increase was primarily due to the increase in revenue, which increased 10.9%.

Gross margin decreased to 41.8% for fiscal 2019 from 43.0% for fiscal 2018. The decrease was primarily due to product mix, unfavorable foreign currency impact and the launching of a new distribution channel, partially offset by product and material cost reductions.

Research and development

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 28, 2019	September 29, 2018	$	%
(Dollars in thousands)
Research and development	$171,174	$142,109	$29,065	20.5%
Percentage of revenue	13.6%	12.5%

Research and development expenses increased $29.1 million, or 20.5%, from $142.1 million for fiscal 2018 to $171.2 million for fiscal 2019. The increase was primarily due to higher personnel-related expenses of $22.7 million as our headcount, particularly in software personnel, increased during the period as we focused on increasing the pace of new product introductions.

Sales and marketing

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 28, 2019	September 29, 2018	$	%
(Dollars in thousands)
Sales and marketing	$247,599	$270,869	$(23,270)	(8.6)%
Percentage of revenue	19.6%	23.8%

Sales and marketing expenses decreased by $23.3 million, or 8.6%, from $270.9 million for fiscal 2018 to $247.6 million in fiscal 2019 as we demonstrated improved operating leverage. The decrease was primarily due to decreases in personnel-related costs of $17.9 million driven by a decrease in headcount, and decreases in marketing and advertising costs of $7.7 million as we transitioned away from traditional paid media and we adopted more efficient direct-to-consumer and digital marketing tools. These decreases were partially offset by an increase in professional services fees associated with production costs of $4.1 million related to a new product launch campaign.

General and administrative

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 28, 2019	September 29, 2018	$	%
(Dollars in thousands)
General and administrative	$102,871	$85,205	$17,666	20.7%
Percentage of revenue	8.2%	7.5%

General and administrative expenses increased $17.7 million, or 20.7% from $85.2 million for fiscal 2018 to $102.9 million for fiscal 2019. The increase was primarily due to increases in personnel-related costs of $10.6 million, and professional fees of $4.8 million, as we continue to invest in personnel and programs to create the infrastructure necessary to support our operations as a public company.

Other income (expense), net

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 28, 2019	September 29, 2018	$	%
(Dollars in thousands)
Interest income	$4,349	$731	$3,618	*
Interest expense	$2,499	$5,242	$(2,743)	(52.3)%
Other expense, net	$(8,625)	$(1,162)	$(7,463)	*
* not meaningful

Interest income increased by $3.6 million, from $0.7 million for fiscal 2018 to $4.3 million for fiscal 2019, primarily related to interest income generated from both higher balances and increased investment yields. Interest expense decreased by $2.7 million, from $5.2 million in fiscal 2018 to $2.5 million in fiscal 2019, primarily due to the effect of reduced effective interest rate as a result of refinancing our J.P. Morgan Chase Bank, N.A. Secured Term Loan (the “Term Loan").

Other expense, net increased $7.5 million, from $1.2 million in in fiscal 2018 to $8.6 million in in fiscal 2019, due to foreign currency exchange losses.

Provision for income taxes

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 28, 2019	September 29, 2018	$	%
(Dollars in thousands)
Provision for income taxes	$3,690	$1,056	$2,634	249.4%

Provision for income taxes increased $2.6 million, from a $1.1 million provision for fiscal 2018 to a provision of $3.7 million for fiscal 2019. For the year ended September 28, 2019, we recorded a provision for income taxes of $1.2 million for certain profitable foreign entities and $2.5 million for U.S. federal and state income tax for a total provision of $3.7 million. We recorded a provision for income taxes of $1.1 million for certain profitable foreign entities for the year ended September 29, 2018.

Comparison of fiscal years 2018 and 2017
For the comparison of fiscal years 2018 and 2017, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended September 29, 2018, filed with the SEC on November 28, 2018 under the subheading "Comparison of fiscal years 2018, 2017 and 2016."

Liquidity and capital resources

Our operations are financed primarily through cash flow from operating activities, net proceeds from the sale of our equity securities, including net proceeds of $90.6 million from the closing of our IPO on August 6, 2018, borrowings under our Secured Credit Facility with J.P. Morgan Chase Bank, N.A. (the “Credit Facility”) and the Term Loan.

As of September 28, 2019, our principal sources of liquidity consisted of cash flow from operating activities, cash and cash equivalents of $338.6 million, including $26.5 million held by our foreign subsidiaries, and borrowing capacity under our credit facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of September 28, 2019, as they are required to fund needs outside the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

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

Debt obligations

Our debt obligations consist of the Credit Facility and the Term Loan. Our short- and long-term debt obligations are as follows:

	As of
	September 28, 2019		September 29, 2018
	Rate	Balance	Rate	Balance
(In thousands)
Term Loan (1)	4.6%	$33,333	4.8%	$40,000
Unamortized debt issuance costs (2)		(160)		(236)
Total indebtedness		33,173		39,764
Less short term portion		(8,333)		(6,667)
Long term debt		$24,840		$33,097

(1)	Bears interest at a variable rate equal to an adjusted LIBOR plus 2.25% and is payable quarterly. Due in October 2021, with quarterly principal payments beginning in July 2019.

(2)	Debt issuance costs are recorded as a debt discount and charged to interest expense over the term of the agreement.

The Credit Facility allows us to borrow up to $80.0 million restricted to the value of the borrowing base which is based on the value of our inventory and accounts receivable and is subject to quarterly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of the prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of September 28, 2019 and September 29, 2018, we did not have any outstanding borrowings and $4.5 million and $4.5 million, respectively, in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility and the Term Loan require that we maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of September 28, 2019 and September 29, 2018, we were in compliance with all financial covenants. The Credit Facility and the Term Loan are collateralized by our eligible inventory and accounts receivable as well as our intellectual property including patents and trademarks.

Cash flows

Fiscal 2019 changes in cash flows

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
	September 28, 2019	September 29, 2018
(In thousands)
Net cash provided by (used in):
Operating activities	$120,636	$30,570
Investing activities	(23,222)	(35,747)
Financing activities	21,896	94,374
Effect of exchange rate changes	(1,610)	1,135
Net change in cash, cash equivalents and restricted cash	$117,700	$90,332

Cash flows from operating activities

Net cash provided by operating activities of $120.6 million for fiscal 2019 was primarily due to non-cash adjustments of $89.5 million, and by a net increase in net operating assets and liabilities of $35.9 million, slightly offset by a net loss of $4.8 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $46.6 million and depreciation of $36.4 million. The net increase in net operating assets and liabilities was primarily due to an $85.9 million increase in accounts payable and accrued expenses, primarily related to inventory purchases, an $8.2 million increase in accrued compensation primarily due to an increase in bonuses, a $7.1 million increase in other liabilities, and a $6.2 million increase in deferred revenue. The increase in net operating assets and liabilities was offset by a $32.1 million increase in accounts receivable primarily related to timing of receipts, as well as due to new customers, a $31.8 million increase in inventory related to our new products such as Sonos Move and Sonos One SL, and $7.6 million increase in other assets primarily related to an increase in prepaid expenses.

Cash flows from investing activities

Cash used in investing activities for fiscal 2019 of $23.2 million was due to payments for property and equipment, which primarily comprised of manufacturing-related tooling and test equipment to support the launch of new products, leasehold improvements and marketing-related product displays.

Cash flows from financing activities

Cash provided by financing activities for fiscal 2019 of $21.9 million primarily consisted of $31.6 million in proceeds from the exercise of stock options. This increase was partially offset by payment of outstanding borrowings under the Term Loan of $6.7 million, $2.4 million to repurchase treasury stock related to our election to withhold shares to cover taxes in conjunction with restricted stock vesting beginning in our second quarter of fiscal 2019, and $0.6 million in payments for offering costs.

Fiscal 2018 changes in cash flows

For the comparison of fiscal 2018 to fiscal 2017, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" of our Form 10-K for our fiscal year ended September 29, 2018, filed with the SEC on November 28, 2018 under the subheading "Liquidity and capital resources."

Commitments and contingencies

The following table summarizes our contractual commitments as of September 28, 2019:

		Payments due by fiscal year
	Total	2020	2021	2022	2023	2024	Beyond
(In thousands)
Debt principal and interest (1)	$36,246	$8,229	$7,922	$20,095	$—	$—	$—
Operating leases (2)	83,483	15,627	14,759	14,136	14,395	13,615	10,951
Inventory (3)	58,918	58,918	—	—	—	—	—
Other noncancelable agreements	16,321	7,985	4,207	1,525	1,510	1,094	—
Total contractual commitments	$194,968	$90,759	$26,888	$35,756	$15,905	$14,709	$10,951

(1)	Interest payments were calculated using the applicable interest rate as of September 28, 2019.

(2)
Operating lease amounts in the table above represent fixed rental payments and fixed maintenance costs. We lease our facilities under long-term operating leases, which expire at various dates through 2027. The lease agreements frequently include provisions that require us to pay taxes, insurance or maintenance costs.

(3)	We enter into various inventory-related purchase agreements with suppliers. Under these agreements, 100% of orders are cancelable by giving sufficient notice prior to the expected shipment date.

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

Nature of products and services

Our product revenue includes sales of wireless speakers, home theater speakers and components, which include software that enables our products to operate over a customer’s wireless network, as well as connect to various third-party services, including music and voice. We also generate a small portion of revenue from other revenue sources such as sales of module units and Sonos and third-party accessories, which include speaker stands and wall mounts. Module revenue is comprised of hardware and embedded software that is integrated into final products that are manufactured and sold by our partners. Our software primarily consists of firmware embedded in the products and the Sonos app, which is software that can be downloaded to consumer devices at no charge, with or without the purchase of one of our products. Products and related software are accounted for as a single performance obligation and all intended functionality is available to the customer upon purchase. The revenue allocated to the products and related software is the substantial portion of the total sale price. Revenue is recognized at the point in time when control is transferred, which is either upon shipment or upon delivery to the customer, depending on delivery terms.

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

We offer sales incentives through various programs, consisting primarily of discounts, cooperative advertising and market development fund programs. We record cooperative advertising and market development fund programs with customers as a reduction to revenue unless it receives a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the benefit received, in which case we record it as an expense. We recognize a liability, or a reduction to accounts receivable, and reduce revenue for sales incentives based on the estimated amount of sales incentives that will be claimed by customers. Estimates for sales incentives are developed using the most likely amount and are included in the transaction price to the extent that a significant reversal of revenue would not result once the uncertainty is resolved. In developing its estimate, we also consider the susceptibility of the incentive to outside influences, the length of time until the uncertainty is resolved, our experience with similar contracts and the range of possible outcomes. Reductions in revenue related to discounts are allocated to products and services on a relative basis based on their respective SSP. Judgment is required to determine the timing and amount of recognition of marketing funds, which we estimate based on past practice of providing similar funds.

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

We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income and the effects of tax planning strategies. We recorded a valuation allowance against all our U.S. deferred tax assets and certain of our foreign deferred tax assets as of September 28, 2019. We intend to continue maintaining a full valuation allowance on our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

Stock-based compensation

We measure stock-based compensation cost at fair value on the date of grant. Compensation cost for share-based awards is recognized, on a straight-line basis, as expense over the period of vesting as the employee performs the related services, net of estimated forfeitures, over the remaining requisite service period. The fair value of restricted stock units ("RSUs") is based on the Company's closing stock price on the trading day immediately preceding the date of grant. We estimate the fair value of stock option awards using the Black-Scholes option-pricing model to determine the fair value of stock options. Determining the fair value of stock-based awards at the grant date requires judgment. Our use of the Black-Scholes model requires the input of assumptions regarding a number of variables.

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

Item 7A. Quantitative and qualitative disclosures about market risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest rate risk

As of September 28, 2019, we had cash and cash equivalents of $338.6 million, which consisted primarily of cash on hand, money market funds and bank deposits. Such interest-earning instruments carry a degree of interest rate risk due to floating interest rates. However, historical fluctuations of interest income have not been significant.

As of September 28, 2019, we had indebtedness of $33.2 million. The borrowings bore interest at a rate of 4.6% as of September 28, 2019.

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

We recognized a net loss from foreign currency of $8.6 million in fiscal 2019, a net loss from foreign currency of $1.2 million in fiscal 2018 and a net gain from foreign currency of $3.2 million in fiscal 2017. Based on transactions denominated in currencies other than respective functional currencies as of September 28, 2019, a hypothetical adverse change of 10% would have resulted in an adverse impact on loss before income taxes of approximately $10.3 million for the fiscal year ended 2019.

Recent accounting pronouncements

See Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Item 8. Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sonos, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sonos, Inc. and its subsidiaries (the “Company”) as of September 28, 2019 and September 29, 2018, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity and of cash flows for each of the three years in the period ended September 28, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s annual report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Estimates of Standalone Selling Price and Service Period for Unspecified Software Upgrades and Cloud-Based Services

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s contracts with customers generally contain promises to transfer products and services which are not sold separately. Service revenue includes revenue allocated to (i) unspecified software upgrades and (ii) cloud-based services, which are each distinct performance obligations, based on relative standalone selling price. Management’s estimation of standalone selling price requires significant judgment. Management has disclosed that there are many factors considered including competitive pricing information, where available, analyses of the cost of providing the products or services plus a reasonable gross margin, the nature of the products and services and the expected level of future services. Determining the revenue recognition period for unspecified software upgrades and cloud-based services also requires judgment. Management recognizes revenue attributable to these performance obligations ratably over the estimated service period. In developing the estimated service period over which to recognize service revenue, management considers past history, plans to continue to provide services, including plans to continue to support updates and enhancements to prior versions of the Company’s products, expected technological developments, obsolescence, competition and other factors. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and cloud-based services and was $56.4 million as of September 28, 2019.

The principal considerations for our determination that performing procedures relating to revenue recognition - specifically estimation of standalone selling prices and service period attributable to unspecified software upgrades and cloud-based services - is a critical audit matter as there was significant judgment by management in estimating the standalone selling price and the service period. This in turn led to significant auditor judgment, subjectivity, and audit effort in performing procedures and evaluating audit evidence relating to (i) estimates of standalone selling price made by management, including estimates of the cost of providing the services plus a reasonable gross margin, and (ii) management’s assumptions in estimating the service period, including management’s plans to continue to support updates and enhancements to prior versions of the Company’s products.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including over the estimation of the standalone selling prices and service period for unspecified software upgrades and cloud-based services. The procedures also included, among others, testing management’s process for estimating the standalone selling price and service period. Procedures performed for the estimates of standalone selling price included (i) evaluating the appropriateness of management’s cost plus gross margin method of estimating standalone selling price (ii) comparing the estimate of standalone selling price to competitive pricing information for comparable services using publicly disclosed information; (iii) evaluating the reasonableness of estimates of the cost of providing the services; and (iv) evaluating the gross margin assumption. Evaluating the estimates of cost of providing the services involved (i) testing the allocation of engineering costs, which is driven by time spent on software upgrades and cloud-based services; and (ii) testing the completeness, accuracy, relevance, and classification of the engineering costs. Evaluating the reasonableness of the gross margin assumption involved comparing management’s gross margin to the gross margin earned for similar services by third party peer companies within the same industry. Procedures were also performed to test management’s process for estimating the service period for these services, including the data on which the estimate is based. This included evaluating the reasonableness of management’s plans to continue to support updates and enhancements to prior versions of the Company’s products through a look-back analysis performed using data obtained independently as well as considering currently active products receiving software updates.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 25, 2019

We have served as the Company's auditor since 2011, which includes periods before the Company became subject to SEC reporting requirements.

SONOS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par values)

	As of
	September 28, 2019	September 29, 2018
Assets
Current assets:
Cash and cash equivalents	$338,641	$220,930
Restricted cash	179	190
Accounts receivable, net of allowances of $21,306 and $12,626 as of September 28, 2019 and September 29, 2018	102,743	73,214
Inventories	219,784	193,193
Prepaid and other current assets	17,762	10,073
Total current assets	679,109	497,600
Property and equipment, net	78,139	85,371
Deferred tax assets	1,154	941
Other noncurrent assets	3,203	3,586
Total assets	$761,605	$587,498
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$251,941	$195,159
Accrued expenses	69,856	38,687
Accrued compensation	41,142	33,371
Short-term debt	8,333	6,667
Deferred revenue	13,654	11,615
Other current liabilities	17,548	10,858
Total current liabilities	402,474	296,357
Long-term debt	24,840	33,097
Deferred revenue	42,795	39,352
Other noncurrent liabilities	10,568	10,334
Total liabilities	480,677	379,140
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 and 151,458,824 shares authorized, 109,623,417 and 100,868,250 shares issued 108,602,642 and 100,061,210 shares outstanding as of September 28, 2019 and September 29, 2018, respectively	110	101
Treasury stock, 1,020,775 and 807,040 shares at cost as of September 28, 2019 and September 29, 2018, respectively	(13,498)	(11,072)
Additional paid-in capital	502,757	424,617
Accumulated deficit	(208,377)	(203,611)
Accumulated other comprehensive loss	(64)	(1,677)
Total stockholders' equity	280,928	208,358
Total liabilities and stockholders’ equity	$761,605	$587,498
The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017

Revenue	$1,260,823	$1,137,008	$992,526
Cost of revenue	733,480	647,700	536,461
Gross profit	527,343	489,308	456,065
Operating expenses
Research and development	171,174	142,109	124,394
Sales and marketing	247,599	270,869	270,162
General and administrative	102,871	85,205	77,118
Total operating expenses	521,644	498,183	471,674
Operating income (loss)	5,699	(8,875)	(15,609)
Other income (expense), net
Interest income	4,349	731	120
Interest expense	(2,499)	(5,242)	(4,380)
Other income (expense), net	(8,625)	(1,162)	3,361
Total other expense, net	(6,775)	(5,673)	(899)
Loss before provision for (benefit from) income taxes	(1,076)	(14,548)	(16,508)
Provision for (benefit from) income taxes	3,690	1,056	(2,291)
Net loss	$(4,766)	$(15,604)	$(14,217)

Net loss attributable to common stockholders, basic and diluted:	$(4,766)	$(15,604)	$(14,217)

Net loss per share attributable to common stockholders, basic and diluted:	$(0.05)	$(0.24)	$(0.25)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted:	103,783,006	65,706,215	56,314,546

Total comprehensive loss
Net loss	$(4,766)	$(15,604)	$(14,217)
Change in foreign currency translation adjustment	1,613	488	(2,486)
Comprehensive loss	$(3,153)	$(15,116)	$(16,703)

The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at October 1, 2016	32,482,590	$90,341	54,841,214	$55	$144,771	(7,780)	$(145)	$(173,790)	$321	$(28,788)
Net exercise of Series C preferred stock warrants			742,034	1	10,077			—	—	10,078
Issuance of common stock pursuant to equity incentive plans	—	—	3,756,088	3	8,903				—	8,906
Retirement of treasury stock	—	—					(10,016)		—	(10,016)
Purchase of treasury stock	—	—		—		(738,682)			—	—
Stock-based compensation expense	—	—	—	—	36,550				—	36,550
Net loss	—	—	—	—		—	—	(14,217)	—	(14,217)
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,486)	(2,486)
Balance at September 30, 2017	32,482,590	90,341	59,339,336	59	200,301	(746,462)	(10,161)	(188,007)	(2,165)	27
Common stock issued, net of issuance costs	—	—	6,388,888	6	86,021	—	—	—	—	86,027
Conversion of redeemable convertible preferred stock upon initial public offering	(32,482,590)	(90,341)	32,482,590	33	90,308	—	—	—	—	90,341
Issuance of common stock pursuant to equity incentive plans	—	—	2,657,436	3	9,342	—	—	—	—	9,345
Purchase of treasury stock	—	—	—	—	—	(60,578)	(911)	—	—	(911)
Stock-based compensation expense	—	—	—	—	38,645	—	—	—	—	38,645
Net loss	—	—	—	—	—	—	—	(15,604)	—	(15,604)
Change in foreign currency translation adjustment	—		—	—	—	—	—		488	488
Balance at September 29, 2018	—	—	100,868,250	101	424,617	(807,040)	(11,072)	(203,611)	(1,677)	208,358
Issuance of common stock pursuant to equity incentive plans	—	—	8,755,167	9	31,565	—	—	—	—	31,574
Purchase of treasury stock	—	—	—	—	—	(213,735)	(2,426)	—	—	(2,426)
Stock-based compensation expense	—	—	—	—	46,575	—	—	—	—	46,575
Net loss	—	—	—	—	—	—	—	(4,766)	—	(4,766)
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,613	1,613
Balance at September 28, 2019	—	$—	109,623,417	$110	$502,757	(1,020,775)	$(13,498)	$(208,377)	$(64)	$280,928
The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
Cash flows from operating activities
Net loss	$(4,766)	$(15,604)	$(14,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	36,415	39,358	35,014
Stock-based compensation expense	46,575	38,645	36,550
Other	2,713	1,676	713
Deferred income taxes	(268)	152	1,443
Foreign currency transaction (gain) loss	4,035	941	(3,568)
Changes in operating assets and liabilities:
Accounts receivable, net	(32,078)	(26,505)	(2,727)
Inventories, net	(31,796)	(80,107)	(60,270)
Other assets	(7,605)	(2,140)	36
Accounts payable and accrued expenses	85,878	66,473	54,895
Accrued compensation	8,231	1,625	5,123
Deferred revenue	6,165	5,566	9,411
Other liabilities	7,137	490	1,557
Net cash provided by operating activities	120,636	30,570	63,960
Cash flows from investing activities
Purchases of property and equipment	(23,222)	(35,747)	(33,553)
Net cash used in investing activities	(23,222)	(35,747)	(33,553)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	90,562	—
Payments of offering costs	(585)	(3,950)	—
Proceeds from issuance of common stock, net of issuance costs	—	—	10,078
Proceeds from exercise of stock options	31,574	9,345	8,906
Payments for purchase of treasury stock	(2,426)	(911)	(10,016)
Proceeds from borrowings, net of borrowing costs	—	69,748	14,987
Repayments of borrowings	(6,667)	(70,000)	—
Payments for debt extinguishment costs	—	(420)	—
Net cash provided by financing activities	21,896	94,374	23,955
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,610)	1,135	1,329
Net increase in cash, cash equivalents, and restricted cash	117,700	90,332	55,691
Cash, cash equivalents, and restricted cash
Beginning of period	221,120	130,788	75,097
End of period	$338,820	$221,120	$130,788
Supplemental disclosure
Cash paid for interest	$2,517	$3,750	$4,114
Cash paid for taxes, net of refunds	$3,570	$1,430	$461
Supplemental disclosure of non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$90,341	$—
Purchases of property and equipment, accrued but not paid	$11,687	$4,075	$9,665
Deferred offering costs in accounts payable and accrued expenses	$—	$585	$—
 The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business overview

Description of business

Sonos, Inc. and its wholly owned subsidiaries (collectively, "Sonos" or the "Company") designs, develops, manufactures and sells multi-room audio products. The Sonos sound system provides customers with an immersive listening experience created by the design of its speakers and components, a proprietary software platform and the ability to stream content from a variety of sources over the customer’s wireless network or over Bluetooth.

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

Initial public offering

On August 6, 2018, the Company completed its initial public offering ("IPO") of 15,972,221 shares of its common stock. The shares were sold at the IPO price of $15.00 per share for net proceeds of $90.6 million, after deducting underwriting discounts and commissions of $5.3 million and offering costs of approximately $4.6 million. Upon completion of the IPO, all outstanding shares of the Company's redeemable convertible preferred stock automatically converted into 32,482,590 shares of common stock on a one-for-one basis.
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
The Company operates on a 52- or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This occurred last in the fourth quarter of the Company’s fiscal year ended October 3, 2015 and will next reoccur in the fiscal year ended October 3, 2020. References to fiscal 2019 are to the Company’s fiscal year ended September 28, 2019, references to fiscal 2018 are to the Company’s fiscal year ended September 29, 2018 and references to fiscal 2017 are to the Company’s fiscal year ended September 30, 2017.

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

Comprehensive loss
Comprehensive loss consists of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to net gains and losses that are recorded as an element of stockholders’ equity (deficit), but are excluded from net loss. The Company’s other comprehensive income (loss) consists of net unrealized gains and losses on foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

Cash and cash equivalents
Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of September 28, 2019 and September 29, 2018, cash equivalents consisted of money market funds, which are recorded at fair value.

Restricted cash

The Company held $0.2 million in restricted cash as of September 28, 2019 and September 29, 2018, representing security deposits on real estate leases.

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

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 28, 2019 and September 29, 2018, the Company’s customers that accounted for 10% or more of total accounts receivable, net, were as follows:

	Accounts receivable, net
	2019	2018
Customer A	20%	31%
Customer B	14%	13%
Customer C	*	11%
Customer E	10%	*
* Accounts receivable was less than 10%.

The Company’s customers that accounted for 10% or more of total revenue were as follows:

	Revenue
	Year Ended
	2019	2018	2017
Customer A	16%	17%	16%
Customer C	10%	10%	12%

Inventories

Inventories primarily consist of finished goods and to a lesser extent component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at lower of cost and net realizable value on a first-in, first-out basis. The Company assesses the valuation of inventory balances including an assessment to determine potential excess and/or obsolete inventory. The Company may be required to write down the value of inventory if estimates of future demand and market conditions indicate estimated excess or obsolete inventory. For the periods presented, the Company has not experienced significant write-downs.

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

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Product warranties

The Company’s products are covered by warranty to be free from defects in material and workmanship for a period of one year, except in the European Union and select other countries where the Company provides a two-year warranty on all its products. At the time of sale, an estimate of future warranty costs is recorded as a component of cost of revenue and a warranty liability is recorded for estimated costs to satisfy the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future costs to repair or replace.

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

Foreign currency

Certain of the Company’s wholly owned subsidiaries have non-U.S. dollar functional currencies. The Company translates assets and liabilities of non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period and stockholders’ equity at historical rates. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from translation are recognized in foreign currency translation included in accumulated other comprehensive loss.

The Company remeasures monetary assets or liabilities denominated in currencies other than the functional currency using exchange rates prevailing on the balance sheet date, and non-monetary assets and liabilities at historical rates. Foreign currency remeasurement and transaction gains and losses are included in other income (expense), net.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Foreign currency remeasurement and transaction gains (losses) are recorded in other income (expense), net and were $(8.6) million, $(1.2) million and $3.2 million for fiscal 2019, 2018 and 2017, respectively.

Revenue recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company generally enters into contracts that include a combination of products and services. Revenue is allocated to distinct performance obligations and is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue. As of September 28, 2019 and September 29, 2018, the Company did not have any material assets related to incremental costs to obtain or fulfill customer contracts.

In the prior year, the Company adopted ASC 606 using the full retrospective transition method which resulted in an acceleration of revenue and related costs of revenue and most significantly, a reduction in deferred costs and revenue and deferred revenue at each balance sheet date.

Nature of products and services

Product revenue includes sales of wireless speakers, home theater speakers and components, which include software that enables the Company’s products to operate over a customer’s wireless network, as well as connect to various third-party services, including music and voice. The Company also generates a small portion of revenue from other revenue sources such as sales of module units and Sonos and third-party accessories, which include speaker stands and wall mounts. Module revenue is comprised of hardware and embedded software that is integrated into final products that are manufactured and sold by the Company's partners. Software primarily consists of firmware embedded in the products and the Sonos app, which is software that can be downloaded to consumer devices at no charge, with or without the purchase of one of the Company’s products. Products and related software are accounted for as a single performance obligation and all intended functionality is available to the customer upon purchase. The revenue allocated to the products and related software is the substantial portion of the total sale price. Product revenue is recognized at the point in time when control is transferred, which is either upon shipment or upon delivery to the customer, depending on delivery terms.

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

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Supplier concentration

The Company relies on third parties for the supply and manufacture of its products, as well as third-party logistics providers. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to customers on time, if at all. During fiscal 2019, 2018 and 2017, approximately 83%, 98% and 99%, respectively, of the Company’s finished goods purchased during each year were from one vendor.

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

Payment terms

Payment terms and conditions vary among the Company’s distribution channels although terms generally include a requirement of payment within 30 days of product shipment. Sales directly to customers from the Company’s website are paid at the time of product shipment. Prior to providing payment terms to customers, an evaluation of the customer’s credit risk is performed. Contractual allowances are an offset to accounts receivable.

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

Advertising costs

Advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses were $48.8 million, $50.2 million and $72.2 million for fiscal 2019, 2018 and 2017, respectively.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-based compensation

The Company measures stock-based compensation cost at fair value on the date of grant. Compensation cost for stock options is recognized, on a straight-line basis, as an expense over the period of vesting as the employee performs the related services, net of estimated forfeitures. The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of restricted stock units ("RSUs") is based on the Company's closing stock price on the trading day immediately preceding the date of grant and for stock options with graded vesting are recognized, on a straight-line basis, as an expense over the period of vesting as the employee performs the related services, net of estimated forfeitures. The Company estimates forfeitures based on expected future terminations and will revise rates, as necessary, in subsequent periods if actual forfeitures differ from initial estimates.

Retirement Plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various benefit plans, principally defined contribution plans, for its international employees. Eligible U.S. employees may contribute up to 100% of their annual compensation under the 401(k) plan, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). In the second quarter of fiscal 2019, the Company began making matching contributions towards the 401(k) Plan, as well as towards the international defined contribution plans.

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

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Stock-based compensation
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
Statement of cash flows
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which enhances and clarifies the classification and presentation of restricted cash in the statement of cash flows. In the first quarter of fiscal 2019, the Company adopted this standard retrospectively to all periods presented. The Company now includes restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling beginning and ending amounts shown on the statement of cash flows. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. In the first quarter of fiscal 2019, the Company retrospectively adopted this standard to all periods presented. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
Income taxes
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. This guidance removes the prohibition in Accounting Standards Codification ("ASC") Topic 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. In the first quarter of fiscal 2019, the Company adopted this standard on a modified retrospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Recent accounting pronouncements pending adoption

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and other subsequent amendments, collectively referred to as Topic 842, which modifies lease accounting in order to increase transparency and comparability among entities.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The standard requires lessees to recognize on the balance sheet, right-of-use assets and lease liabilities for the rights and obligations created by leases.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted improvements, which provides an alternative transition method that entities can elect when adopting this standard. The Company plans to adopt the new standard effective September 29, 2019, using the optional transition method, recognizing a cumulative-effect adjustment to its balance of accumulated deficit at September 29, 2019 without restating comparative periods presented.

The Company’s leases primarily include real estate leases and automobile leases. In adopting the new guidance, the Company will elect, amongst other practical expediencies, not to reassess (1) whether any expired or existing contracts contain leases under the new definition of a lease; (2) the lease classification for any expired or existing leases; and (3) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. Also, for leases with lease terms less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company intends to make this election for all classes of assets. Upon adoption of this standard on September 29, 2019, the Company expects an increase in both total assets and total liabilities of approximately $60.0 million to $65.0 million. The Company does not believe that the adoption of the standard will have a material impact on the Company’s consolidated statements of operations and comprehensive loss or to the consolidated statements of cash flows.

The Company continues to finalize the implementation of new processes and the assessment of the impact of this adoption on its consolidated financial statements; therefore, the preliminary estimated impacts disclosed can change and the final impact will be known once the adoption is completed during the first quarter of 2020.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and other subsequent amendments including ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, collectively referred to as Topic 326, which provides a new impairment model that require measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable and available for sale debt securities. The standard will be effective for the Company in the first quarter of fiscal 2021. The Company is currently evaluating the impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill, which simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The second step measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the new guidance, a company will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the timing of adoption of the new standard.The Company expects the impact of ASU 2017-04 to be immaterial as goodwill was $1.0 million as of September 28, 2019.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.The new standard eliminates disclosures such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and adds new disclosure requirements for Level 3 measurements. The standard will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the timing of adoption and impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Suptopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.The new guidance aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract, with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the timing of adoption and impact on the Company's consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.This standard resolves the diversity in practice concerning whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification 606,

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue from Contracts with Customers("Topic 606"). This standard specifies when a participant is a customer in a collaboration, adds unit of account guidance to align with Topic 606 and provides presentation guidance for collaborative arrangements. This standard will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the timing of adoption and impact on the Company's consolidated financial statements.

3. Fair value measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The carrying values of the Company’s long-term debt approximate their fair values as of September 28, 2019 and September 29, 2018 as the debt carries a variable rate or market rates that approximate those currently available to the Company.

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of September 28, 2019 and September 29, 2018:

	2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$267,806	$—	$—	$267,806

	2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$140,588	$—	$—	$140,588

4. Revenue and geographic information

Disaggregation of revenue

Revenue by geographical region, based on ship-to address, is as follows:

	2019	2018	2017
(In thousands)
Americas	$678,224	$603,450	$496,668
Europe, Middle East and Africa ("EMEA")	484,785	478,518	442,081
Asia Pacific ("APAC")	97,814	55,040	53,777
Total revenue	$1,260,823	$1,137,008	$992,526

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue from external customers is attributed to individual countries based on ship-to address. Revenue by significant countries is as follows:

	2019	2018	2017
(In thousands)
United States	$630,012	$554,896	$449,261
Germany	124,385	121,546	111,065
United Kingdom	112,708	114,790	110,695
Other countries	393,718	345,776	321,505
Total revenue	$1,260,823	$1,137,008	$992,526

Revenue by major product category is as follows:

	2019	2018	2017
(In thousands)
Wireless speakers	$518,821	$546,649	$480,977
Home theater speakers	489,602	418,416	348,899
Components	188,861	150,436	151,965
Other	63,539	21,507	10,685
Total revenue	$1,260,823	$1,137,008	$992,526

Revenue by product categories includes the applicable service revenue attributable to each product category.

Property and equipment, net by country as of September 28, 2019 and September 29, 2018 were as follows:

	2019	2018
(In thousands)
United States	$48,370	$48,441
China	16,539	18,729
Other countries	13,230	18,201
Property and equipment, net	$78,139	$85,371

5. Balance sheet components

The following tables show the Company’s balance sheet component details as of September 28, 2019 and September 29, 2018.

Accounts receivable allowances

The following table summarizes changes in the allowance for doubtful accounts for fiscal 2019, 2018 and 2017:

	2019	2018	2017
(In thousands)
Beginning balance	$872	$804	$726
Increases	1,034	635	449
Write-offs	(651)	(567)	(371)
Ending balance	$1,255	$872	$804

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the changes in the allowance for sales incentives for fiscal 2019, 2018 and 2017:

	2019	2018	2017
(In thousands)
Beginning balance	$11,754	$11,195	$8,913
Charged to revenue	87,703	90,246	65,879
Utilization of sales incentive allowance	(79,406)	(89,687)	(63,597)
Ending balance	$20,051	$11,754	$11,195

Inventories

Inventories, net, consist of the following:

	2019	2018
(In thousands)
Finished goods	$207,723	$176,181
Components	12,061	17,012
Inventories	$219,784	$193,193

Property and equipment, net

Property and equipment, net consist of the following:

	2019	2018
(In thousands)
Computer hardware and software	$47,775	$46,385
Furniture and fixtures	9,594	9,696
Tooling and production line test equipment	54,536	47,297
Leasehold improvements	58,944	53,962
Product displays	45,672	40,265
Total property and equipment	216,521	197,605
Accumulated depreciation and amortization	(138,382)	(112,234)
Property and equipment, net	$78,139	$85,371

Depreciation expense was $36.4 million, $39.4 million and $35.0 million for fiscal 2019, 2018 and 2017, respectively. During fiscal 2019, 2018 and 2017, the Company disposed of gross fixed assets of $10.2 million, $35.8 million and $11.5 million, with accumulated depreciation of $9.3 million, $35.6 million and $11.2 million, respectively. Disposals of fixed assets were recorded in operating expenses in the consolidated statements of operations and comprehensive loss and resulted in losses of $0.8 million, $0.2 million and $0.2 million for fiscal 2019, 2018 and 2017, respectively.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accrued expenses

Accrued expenses consisted of the following:

	2019	2018
(In thousands)
Accrued advertising and marketing	$25,662	$11,613
Accrued taxes	4,388	4,175
Accrued inventory	6,494	4,179
Accrued manufacturing, logistics and product development	14,783	8,290
Accrued general and administrative	12,455	3,322
Other accrued payables	6,074	7,108
Total accrued expenses	$69,856	$38,687

The following table summarizes the changes in the deferred revenue balances:

	2019	2018	2017
(In thousands)
Deferred revenue, beginning of period	$50,967	$45,567	$36,160
Recognition of revenue included in beginning of period deferred revenue	(11,934)	(10,627)	(6,878)
Revenue deferred, net of revenue recognized on contracts in the respective period	17,416	16,027	16,285
Deferred revenue, end of period	$56,449	$50,967	$45,567

The Company expected the following recognition of deferred revenue as of September 28, 2019:

	For the fiscal years ending
(In thousands)	2020	2021	2022	2023	2024 and Beyond	Total
Revenue expected to be recognized	$13,654	$12,143	$10,297	$8,369	$11,986	$56,449

Other current liabilities

Other current liabilities consist of the following:

	September 28, 2019	September 29, 2018
(In thousands)
Reserve for returns	$12,110	$5,005
Product warranty liability	3,254	2,450
Other	2,184	3,403
Total other current liabilities	$17,548	$10,858

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the changes in the Company’s warranty liability for the fiscal years ended September 28, 2019 and September 29, 2018:

	September 28, 2019	September 29, 2018
(In thousands)
Warranty liability, beginning of period	$2,450	$2,437
Provision for warranties issued during the period	12,795	10,678
Settlements of warranty claims during the period	(11,991)	(10,665)
Warranty liability, end of period	$3,254	$2,450

6. Debt

The Company's debt obligations consist of the Secured Credit Facility with J.P. Morgan Chase Bank, N.A. (the“Credit Facility”) and the J.P. Morgan Chase Bank, N.A. Secured Term Loan (the "Term Loan"). The Company’s short and long term debt as of September 28, 2019 and September 29, 2018 is as follows:

	2019		2018
	Rate	Balance	Rate	Balance
(In thousands)
Term Loan (1)	4.6%	$33,333	4.8%	$40,000
Unamortized debt issuance costs (2)		(160)		(236)
Total indebtedness		33,173		39,764
Less short term portion		(8,333)		(6,667)
Long term debt		$24,840		$33,097

(1)	Bears interest at a variable rate equal to an adjusted LIBOR plus 2.25% and is payable quarterly. Due in October 2021, with quarterly principal payments beginning in July 2019.

(2)	Debt issuance costs are recorded as a debt discount and charged to interest expense over the term of the agreement.

The Credit Facility allows the Company to borrow up to $80.0 million restricted to the value of the borrowing base which is based on the value of inventory and accounts receivable and is subject to quarterly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of the prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of September 28, 2019 and September 29, 2018, the Company did not have any outstanding borrowings and $4.5 million and $4.5 million, respectively, in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility and the Term Loan require the Company to maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of September 28, 2019 and September 29, 2018, the Company was in compliance with all financial covenants. The Credit Facility and the Term Loan are collateralized by eligible inventory and accounts receivable of the Company, as well as the Company's intellectual property including patents and trademarks.

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

Share repurchase program

On September 3, 2019, the Company announced that its Board of Directors has authorized a common stock repurchase program of up to $50.0 million. No shares of the Company's stock were repurchased under this program during fiscal 2019.

The Company withholds shares of common stock from certain employees in connection with the vesting of restricted stock unit awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in our consolidated financial statements as they reduce the number of shares that would have been issued upon vesting. Repurchases associated with tax withholdings were not material during fiscal 2019.

8. Stock-based compensation

2018 Equity Incentive Plan

In July 2018, the Board adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective in connection with the IPO, and ceased granting awards under the 2003 Stock Plan (the "2003 Plan"). The Company initially reserved 21,839,258 shares of its common stock for issuance under the 2018 Plan, which included any remaining shares available for issuance under the 2003 Plan on the effective date of the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will also be increased by expired or forfeited shares under the 2003 Plan, or shares issued under the 2003 Plan which are repurchased at their original issue price. Shares subject to awards under the 2003 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award will not become available for future grant or sale under the 2018 Plan. The number of shares reserved for issuance under the 2018 Plan will increase automatically on January 1 of each year beginning in 2019 and continuing through 2028 by a number of shares of common stock equal to the lesser of (x) 5% of the total outstanding shares of the Company’s common stock and common stock equivalents as of the immediately preceding December 31 (rounded to the nearest whole share) and (y) a number of shares determined by the Board. As of September 28, 2019, there were 25,280,393 shares reserved for future issuance under the 2018 Plan.

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

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at September 29, 2018	48,504,182	$10.33	6.6	$276,959
Granted	1,714,328	13.34
Exercised	(7,925,897)	3.98
Forfeited	(5,137,045)	13.48
Outstanding at September 28, 2019	37,155,568	$11.39	6.3	$94,288
At September 28, 2019
Options exercisable	26,436,074	$10.23	5.5	$92,281
Options vested and expected to vest	35,606,324	$11.25	6.2	$93,836

During fiscal 2019, 2018 and 2017, the Company granted options with a fair value of $8.4 million, $50.2 million and $39.4 million, respectively, with a weighted-average grant date fair value of $4.91, $5.39 and $4.84 per share, respectively. Options vested in 2019, 2018 and 2017, respectively, have a fair value of $34.3 million, $38.3 million, and $34.8 million.

The total intrinsic value of stock options exercised was $61.1 million, $31.3 million and $42.0 million for fiscal 2019, 2018 and 2017, respectively.

As of September 28, 2019 and September 29, 2018, the Company had $43.9 million and $71.5 million, respectively, of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted-average period of 2.0 years and 2.6 years, respectively.

The Company’s policy for issuing stock upon stock option exercise is to issue new common stock.

The Company uses the Black- Scholes option pricing model to estimate the fair value of stock options. This model requires the input of highly subjective assumptions including the expected term of the option, expected stock price volatility and expected dividends. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair value of options at the date of grant was estimated with the following weighted-average assumptions:

	2019	2018	2017
Expected term (years)	6.51	6.25	6.25
Risk-free interest rate	2.67%	2.73%	1.95%
Expected volatility	30.7%	30.2%	32.4%
Expected dividend yield	—%	—%	—%

Expected term

The expected term represents the period over which the Company anticipates stock-based awards to be outstanding. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. As a result, the Company elected the simplified method, which is the average of the options’ vesting and contractual terms.

Risk-free interest rate

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Restricted stock units

Pursuant to the 2018 Plan, the Company issues RSUs to employees. The fair value of RSUs is based on the Company's closing stock price on the trading day immediately preceding the date of grant. RSUs typically have an initial annual cliff vest and then vest quarterly over the service period, which is generally four years. The summary of the Company’s unvested RSU activity is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Outstanding at September 29, 2018	—	$—	$—
Granted	7,915,980
Exercised	(829,270)
Forfeited	(369,924)
Expired	—
Outstanding at September 28, 2019	6,716,786	$11.4	$90,744
At September 28, 2019
Units expected to vest	5,207,691	$11.4	$70,356

As of September 28, 2019, the Company had $55.6 million of unrecognized stock-based compensation expense related to their RSUs, which is expected to be recognized over a weighted-average period of 3.4 years.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total stock-based compensation expense by function category was as follows:

	2019	2018	2017
(In thousands)
Cost of revenue	$985	$198	$240
Research and development	17,643	13,960	13,605
Sales and marketing	12,965	15,885	15,086
General and administrative	14,982	8,602	7,619
Total stock-based compensation expense	$46,575	$38,645	$36,550

9. Income taxes

The Company’s loss before provision for (benefit from) income taxes for fiscal 2019, 2018 and 2017 were as follows:

	2019	2018	2017
(In thousands)
Domestic	$(858)	$2,803	$(25,005)
Foreign	(218)	(17,351)	8,497
Loss before provision for (benefit from) income taxes	$(1,076)	$(14,548)	$(16,508)

Components of the provision for (benefit from) income taxes consisted of the following:

	2019	2018	2017
(In thousands)
Current:
U.S. Federal	$1,366	$—	$—
U.S. State	1,132	177	62
Foreign	1,463	816	(3,791)
Total current	3,961	993	(3,729)
Deferred:
U.S. Federal	—	(168)	—
U.S. State	—	—	—
Foreign	(271)	231	1,438
Total deferred	(271)	63	1,438
Provision for (benefit from) income taxes	$3,690	$1,056	$(2,291)

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Components of the Company’s net deferred income tax assets (liabilities) are as follows:

	2019	2018
(In thousands)
Deferred tax assets
Accrued expenses and reserves	$12,582	$5,639
Deferred revenue	11,185	10,317
U.S. net operating loss carryforwards	15,112	18,385
Foreign net operating loss carryforwards	3,414	5,625
Tax credit carryforwards	43,411	22,969
Stock-based compensation	10,368	7,237
Amortization	4,131	3,237
Depreciation	672	—
Other	453	427
Total deferred tax assets	101,328	73,836
Valuation allowance	(95,088)	(72,380)
Deferred tax assets, net of valuation allowance	6,240	1,456
Deferred tax liabilities
Tax accounting method change	(5,086)	—
Depreciation	—	(515)
Total deferred tax liabilities	(5,086)	(515)
Net deferred tax assets	$1,154	$941

After considering all available positive and negative evidence, the Company has determined it is more likely than not that deferred tax assets in the United States and the Netherlands will not be realized and that a full valuation allowance is required. The Company has maintained a full valuation allowance on its U.S. deferred tax assets due to its history of U.S. operating losses. It is possible that within the next 12 months there may be sufficient positive evidence to release a significant portion of the valuation allowance. Release of the U.S. valuation allowance would result in the establishment of certain deferred tax assets and a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved. The Company has deferred tax assets in other foreign jurisdictions which it determined are more likely than not to be fully realized.

As of September 28, 2019, the Company had gross federal and post-apportionment state net operating loss carryforwards of $60.6 million and $36.2 million, respectively, available to reduce future taxable income. The earliest federal and state net operating loss carryforwards expire in varying amounts beginning in 2035 and 2027, respectively. As of September 28, 2019, the Company had gross foreign net operating loss carryforwards of $16.1 million, of which $1.4 million have an indefinite life and $14.7 million will expire in 2027. The Company also has gross federal and state research and development tax credits carryforwards of $33.8 million and $25.9 million, respectively. The federal research credits will begin to expire in the year 2025, and the state research credits will begin to expire in the year 2024.

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

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes changes in the valuation allowance for fiscal 2019, 2018 and 2017:

(In thousands)	2019	2018	2017
Beginning balance	$72,380	$94,956	$95,882
Increase (decrease) during the period	22,708	(22,576)	(926)
Ending balance	$95,088	$72,380	$94,956

Reconciliation of U.S. statutory federal income taxes to the Company’s provision for (benefit from) income taxes is as follows:

(In thousands)	2019	2018	2017
U.S. federal income taxes at statutory rate	$(226)	$(3,570)	$(5,778)
U.S. state and local income taxes	(9,315)	(1,441)	(2,454)
Foreign income tax rate differential	129	(53)	(1,101)
Dutch tax settlement	—	—	7,361
Stock-based compensation	(2,399)	4,025	1,503
Federal research tax credits	(8,418)	(4,333)	(2,978)
Unrecognized federal tax benefits	(2,806)	1,990	1,191
Change in tax rate	1,161	25,725	—
Net Impact of GILTI	239	—	—
BEAT	781	—	—
Other	822	259	1,197
Change in valuation allowance	23,722	(21,546)	(1,232)
Provision for (benefit from) income taxes	$3,690	$1,056	$(2,291)

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
Change in unrecognized tax benefits as a result of uncertain tax positions are as follows:

	2019	2018
(In thousands)
Beginning balance	$17,794	$13,780
Increase (decrease) - tax positions in prior periods	(8,226)	636
Increase (decrease) - tax positions in current periods	2,959	3,378
Ending balance	$12,527	$17,794

The Company does not anticipate changes to unrecognized benefits within the next 12 months that would result in a material change to the Company’s financial position.

The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. U.S. federal income tax returns for the 2015 tax year and earlier are no longer subject to examination by the U.S. Internal Revenue Service (the "IRS"). All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state purposes.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. There was no accrued interest or penalties as of September 28, 2019 and September 29, 2018.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 28, 2019, no tax provision has been made for $5.9 million of undistributed earnings of certain of the Company’s subsidiaries as these earnings are considered indefinitely reinvested. If, in the future, the Company decides to repatriate the undistributed earnings from these subsidiaries in the form of dividends or otherwise, the Company could be subject to withholding taxes payable at that time. The amount of withholding tax liability is dependent on circumstances existing if and when a remittance occurs but could be reasonably estimated to be $0.5 million.

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

	2019	2018	2017
(In thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(4,766)	$(15,604)	$(14,217)
Denominator:
Weighted-average shares of common stock - basic and diluted	103,783,006	65,706,215	56,314,546
Net loss per share attributable to common stockholders:
Net loss per share attributable to common stockholders - basic and diluted	$(0.05)	$(0.24)	$(0.25)

The following potentially dilutive shares as of the end of each period presented were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	2019	2018	2017
Stock options to purchase common stock	42,300,183	48,504,182	45,817,252
RSUs	4,147,463	—	—
Convertible preferred stock	—	—	32,482,590
Shares subject to repurchase	—	—	53,892
Total	46,447,646	48,504,182	78,353,734

11. Commitments and contingencies

Operating leases

The Company entered into various non-cancelable operating lease agreements, which are generally for offices and facilities as well for auto leases. The Company’s main offices are leased in California, Massachusetts and the Netherlands with additional sales and operations offices around the world. These facilities operate under leases with initial terms ranging from one to ten years and expire at various dates through 2025.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Rent expense during the years ended September 28, 2019, September 29, 2018 and September 30, 2017 was $13.7 million, and $14.5 million and $13.5 million, respectively.

Inventory

The Company enters into various inventory-related purchase agreements with suppliers. Under these agreements, 100% of orders are cancelable by giving sufficient notice prior to the expected shipment date.

The following table presents noncancelable payments due by the Company as of September 28, 2019, and excludes amounts already recorded on the consolidated balance sheet:

		Fiscal years ended
(In thousands)	Total	2020	2021	2022	2023	2024	Beyond
Operating leases	$83,483	$15,627	$14,759	$14,136	$14,395	$13,615	$10,951
Inventory	58,918	58,918	—	—	—	—	—
Other noncancelable agreements	16,321	7,985	4,207	1,525	1,510	1,094	—
Total contractual obligations	$158,722	$82,530	$18,966	$15,661	$15,905	$14,709	$10,951

Legal proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of business, including claims relating to employee relations, business practices and patent infringement. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

On March 10, 2017, Implicit, LLC ("Implicit") filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of September 28, 2019 and September 29, 2018.

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
12. Quarterly financial data (unaudited)

The following table shows a summary of the Company’s unaudited quarterly financial information for each of the four quarters of 2019 and 2018 (the sum of quarterly periods may not equal full-year amounts due to rounding):

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended
	September 28, 2019	June 29, 2019	March 30, 2019	December 29, 2018
(In thousands, except per share amounts)
Revenue	$294,160	$260,119	$210,173	$496,371
Gross profit	124,271	117,370	90,413	195,289
Net income (loss)	(29,600)	(14,009)	(22,824)	61,667
Net income (loss) per share - basic	$(0.28)	$(0.13)	$(0.22)	$0.62
Net income (loss) per share - diluted	$(0.28)	$(0.13)	$(0.22)	$0.55

	Three Months Ended
	September 29, 2018	June 30, 2018	March 31, 2018	December 30, 2017
(In thousands, except per share amounts)
Revenue	$272,940	$208,398	$186,720	$468,950
Gross profit	116,277	95,489	81,341	196,201
Net income (loss)	(1,720)	(26,988)	(32,592)	45,697
Net income (loss) per share - basic	$(0.02)	$(0.45)	$(0.55)	$0.42
Net income (loss) per share - diluted	$(0.02)	$(0.45)	$(0.55)	$0.36

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Subsequent event

On November 14, 2019, the Company completed the acquisition of Snips SAS, a France-based provider of an artificial intelligence voice platform for connected devices that provides private-by-design, voice technology. Snips SAS will operate as a wholly-owned subsidiary of Sonos, Inc. The acquisition will be accounted for as a business combination, and we will begin consolidating Snips SAS’s financial results in our condensed consolidated financial statements in the first quarter of fiscal 2020. We acquired 100% of the equity interests of Snips SAS for approximately $37.5 million in cash, subject to purchase price adjustments and holdbacks. Given the recent date of the acquisition, we have not finalized our determination of the fair value of the assets acquired and liabilities assumed.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and procedures

Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of September 28, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 28, 2019.
Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).
Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of September 28, 2019, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 28, 2019.
The effectiveness of our internal control over financial reporting as of September 28, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other information
None.
PART III
Item 10. Directors, executive officers and corporate governance
The information required by this item is included under the captions "Board of Directors and Corporate Governance," "Proposal One: Election of Directors," "Executive Officers" and "Delinquent Section 16(a) Reports" included in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 28, 2019 and is incorporated herein by reference.
Item 11. Executive compensation
The information required by this item is included under the captions “Board of Directors and Corporate Governance” and "Executive Compensation" in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 28, 2019 and is incorporated herein by reference.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this item is included under the captions "Equity Compensation Plan Information" and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 28, 2019 and is incorporated herein by reference.

Item 13. Certain relationships and related transactions, and director independence
The information required by this item is included under the captions "Board of Directors and Corporate Governance" and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 28, 2019 and is incorporated herein by reference.
Item 14. Principal accounting fees and services
The information required by this item is included under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 28, 2019 and is incorporated herein by reference.

PART IV
Item 15. Exhibits, financial statement schedules
(a)(1) Financial statements

The information concerning Sonos’ financial statements and the Report of Independent Registered Public Accounting Firm required by this Item 15(a)(1) is incorporated by reference herein to the section of this Annual Report on Form 10-K in Part II, Item 8, titled "Financial Statements and Supplementary Data."
(a)(2) Financial statement schedules
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

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-38603	3.1	9/11/2018
3.2	Restated Bylaws	10-Q	001-38603	3.2	9/11/2018
4.1	Form of Common Stock Certificate	S-1	333-226076	4.01	7/6/2018
4.2	Amended and Restated Investor Rights Agreement, dated as of July 18, 2012, by and among the Registrant and certain investors of the Registrant	S-1	333-226076	4.02	7/6/2018
4.3	Description of Securities					X
10.1+	Form of Indemnification Agreement entered into between Sonos, Inc. and each of its directors and executive officers	S-1	333-226076	10.01	7/6/2018
10.2+	2003 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-226076	10.02	7/6/2018
10.3+	2018 Equity Incentive Plan and forms of agreement thereunder					X

10.4+	2018 Employee Stock Purchase Plan and form of subscription agreement	S-1	333-226076	10.04	7/6/2018
10.5+	Offer Letter between Patrick Spence and the Registrant, dated May 25, 2012	S-1	333-226076	10.05	7/6/2018
10.6+	Offer Letter between Michael Giannetto and the Registrant, dated December 27, 2011	S-1	333-226076	10.06	7/6/2018
10.7+	Offer letter between Brittany Bagley and the Registrant, dated March 29, 2019	10-Q	001-38603	10.1	5/10/2019
10.8†	Manufacturing Agreement between Inventec Appliances Corporation and the Registrant, dated September 4, 2014, as amended	S-1	333-226076	10.08	7/6/2018
10.9+	Offer Letter between Nicholas Millington and the Registrant, dated February 27, 2003	10-K	001-38603	10.09	11/28/2018
10.10+	Offer Letter between Matthew Siegel and the Registrant, dated August 15, 2017	10-K	001-38603	10.10	11/28/2018
10.11+	Executive Incentive Plan	10-Q	001-38603	10.1	2/7/2019
10.12+	2019 Performance Goals	10-Q	001-38603	10.2	2/7/2019
10.13+	Consulting Agreement between Michael Giannetto and the Registrant, dated May 15, 2019	10-Q	001-38603	10.1	8/5/2019
21.1	List of subsidiaries of the Registrant	S-1	333-226076	21.1	7/6/2018
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Furnished and not filed.
+ Indicates a management contract or compensatory plan or arrangement.
† Confidential treatment has been granted with respect to portions of this exhibit.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Sonos, Inc.

Date: November 25, 2019	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 25, 2019	By:	/s/ Brittany Bagley
Brittany Bagley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Patrick Spence and Brittany Bagley, and each of them, such individual’s true and lawful attorneys-in-fact and agents with full power of substitution, for such individual and in such individual’s name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such individual might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick Spence	Chief Executive Officer	November 25, 2019
Patrick Spence	(Principal Executive Officer)

/s/ Brittany Bagley	Chief Financial Officer	November 25, 2019
Brittany Bagley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Bach	Director	November 25, 2019
Robert Bach

/s/ Karen Boone	Director	November 25, 2019
Karen Boone

/s/ Thomas Conrad	Director	November 25, 2019
Thomas Conrad

/s/ Julius Genachowski	Director	November 25, 2019
Julius Genachowski

/s/ John Maeda	Director	November 25, 2019
John Maeda

/s/ Michelangelo Volpi	Director and Chairperson of the Board of Directors	November 25, 2019
Michelangelo Volpi