Form 10-Q
period 2019-12-28
Sonos Inc
filed 2020-02-06
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

Commission File Number: 001-38603

SONOS, INC.
(Exact name of registrant as specified in its charter)

Delaware		03-0479476
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
614 Chapala Street	Santa Barbara	CA	93101
(Address of Principal Executive Offices)			(Zip Code)

(805) 965-3001
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SONO	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of January 25, 2020, the registrant had 110,001,870 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)
	As of
	December 28, 2019	September 28, 2019
Assets
Current assets:
Cash and cash equivalents	$408,419	$338,641
Restricted cash	183	179
Accounts receivable, net of allowances	135,902	102,743
Inventories	113,117	219,784
Prepaids and other current assets	30,986	17,762
Total current assets	688,607	679,109
Property and equipment, net	81,474	78,139
Operating lease right-of-use assets	60,007	—
Intangible assets and goodwill	40,539	1,018
Deferred tax assets	1,133	1,154
Other noncurrent assets	2,169	2,185
Total assets	$873,929	$761,605

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$191,364	$251,941
Accrued expenses	90,822	69,856
Accrued compensation	28,339	41,142
Short-term debt	9,439	8,333
Deferred revenue, current	14,604	13,654
Other current liabilities	40,552	17,548
Total current liabilities	375,120	402,474
Operating lease liabilities, noncurrent	58,589	—
Long-term debt	23,192	24,840
Deferred revenue, noncurrent	47,042	42,795
Other noncurrent liabilities	2,707	10,568
Total liabilities	506,650	480,677

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value	111	110
Treasury stock	(18,576)	(13,498)
Additional paid-in capital	523,929	502,757
Accumulated deficit	(137,602)	(208,377)
Accumulated other comprehensive loss	(583)	(64)
Total stockholders’ equity	367,279	280,928
Total liabilities and stockholders’ equity	$873,929	$761,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share amounts)
	Three Months Ended
	December 28, 2019	December 29, 2018
Revenue	$562,083	$496,371
Cost of revenue	334,463	301,082
Gross profit	227,620	195,289
Operating expenses
Research and development	52,526	37,095
Sales and marketing	77,423	65,852
General and administrative	30,209	23,823
Total operating expenses	160,158	126,770
Operating income	67,462	68,519
Other income (expense), net
Interest income	998	273
Interest expense	(453)	(671)
Other income (expense), net	4,424	(3,999)
Total other income (expense), net	4,969	(4,397)
Income before provision for income taxes	72,431	64,122
Provision for income taxes	1,656	2,455
Net income	$70,775	$61,667

Net income attributable to common stockholders:
Basic	$70,775	$61,667
Diluted	$70,775	$61,667

Net income per share attributable to common stockholders:
Basic	$0.65	$0.62
Diluted	$0.60	$0.55

Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	108,984,683	100,148,106
Diluted	118,415,968	112,088,672

Total comprehensive income
Net income	$70,775	$61,667
Change in foreign currency translation adjustment	(519)	509
Comprehensive income	$70,256	$62,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended December 28, 2019

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at September 28, 2019	109,623,417	$110	$502,757	(1,020,775)	$(13,498)	$(208,377)	$(64)	$280,928
Issuance of common stock pursuant to equity incentive plans	1,561,696	1	7,968	—	—	—	—	7,969
Purchase of treasury stock	—	—	—	(372,149)	(5,078)	—	—	(5,078)
Stock-based compensation expense	—	—	13,204	—	—	—	—	13,204
Net income	—	—	—	—	—	70,775	—	70,775
Change in foreign currency translation adjustment	—	—	—	—	—	—	(519)	(519)
Balance at December 28, 2019	111,185,113	$111	$523,929	(1,392,924)	$(18,576)	$(137,602)	$(583)	$367,279

	Three Months Ended December 29, 2018
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at September 29, 2018	100,868,250	$101	$424,617	(807,040)	$(11,072)	$(203,611)	$(1,677)	$208,358
Issuance of common stock pursuant to equity incentive plans	174,453	—	462	—	—	—	—	462
Stock-based compensation expense	—	—	9,032	—	—	—	—	9,032
Net income	—	—	—	—	—	61,667	—	61,667
Change in foreign currency translation adjustment	—	—	—	—	—	—	509	509
Balance at December 29, 2018	101,042,703	$101	$434,111	(807,040)	$(11,072)	$(141,944)	$(1,168)	$280,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	December 28, 2019	December 29, 2018
Cash flows from operating activities
Net income	$70,775	$61,667
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	9,105	9,867
Stock-based compensation expense	13,204	9,032
Other	1,471	475
Deferred income taxes	51	226
Foreign currency transaction (gain) loss	(1,924)	1,318
Changes in operating assets and liabilities:
Accounts receivable, net	(31,411)	(49,324)
Inventories, net	107,343	81,621
Other assets	(11,853)	(3,092)
Accounts payable and accrued expenses	(39,416)	(21,413)
Accrued compensation	(14,568)	(14,450)
Deferred revenue	4,879	4,598
Other liabilities	11,184	11,525
Net cash provided by operating activities	118,840	92,050
Cash flows from investing activities
Purchases of property and equipment	(15,914)	(5,372)
Cash paid for acquisition, net of acquired cash	(35,622)	—
Net cash used in investing activities	(51,536)	(5,372)
Cash flows from financing activities
Repayments of borrowings	(1,667)	—
Payments for purchase of treasury stock	(5,078)	—
Proceeds from exercise of common stock options	7,969	462
Payments of offering costs	—	(567)
Net cash provided by (used in) financing activities	1,224	(105)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,254	(133)
Net increase in cash, cash equivalents and restricted cash	69,782	86,440
Cash, cash equivalents and restricted cash
Beginning of period	338,820	221,120
End of period	$408,602	$307,560
Supplemental disclosure
Cash paid for interest	$472	$658
Cash paid for taxes, net of refunds	$517	$1,312
Cash paid for amounts included in the measurement of lease liabilities	$4,304	$—
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$7,908	$2,803
Right-of-use assets obtained in exchange for new operating lease liabilities	$74,683	$—
Deferred offering costs in accounts payable and accrued expenses	$—	$18

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business overview and basis of presentation

Description of business

Sonos, Inc. and its wholly owned subsidiaries (collectively, “Sonos,” the “Company,” “we,” “us” or “our”) designs, develops, manufactures and sells audio products. The Sonos sound system provides customers with an immersive listening experience created by the design of its speakers and components, a proprietary software platform and the ability to stream content from a variety of sources over the customer’s wireless network or over Bluetooth.

The Company’s products are sold through third-party physical retailers, including custom installers of home audio systems. The Company also sells through select e-commerce retailers and its website sonos.com. The Company’s products are distributed in over 50 countries through its wholly owned subsidiaries: Sonos Europe B.V. in the Netherlands, Beijing Sonos Technology Co. Ltd. in China, Sonos Japan GK in Japan and Sonos Australia Pty Ltd. in Australia.

Basis of presentation and preparation

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet as of December 28, 2019 has been derived from the audited financial statements of the Company. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and its cash flows for the interim periods presented. The results of operations for the three months ended December 28, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

On November 14, 2019, the Company completed the acquisition of 100% of the equity interests in Snips SAS ("Snips"), a France-based provider of an artificial intelligence voice technology. The results of Snips operations have been included in the Company’s consolidated results of operations since the date of acquisition.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on November 25, 2019. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2015 and will reoccur this fiscal year ending October 3, 2020. The three months ended December 28, 2019 and December 29, 2018 spanned 13 weeks each. As used in this Quarterly Report on Form 10-Q, “fiscal 2020” refers to the fiscal year ending October 3, 2020 and “fiscal 2019” refers to the fiscal year ended September 28, 2019.

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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

2. Summary of significant accounting policies

There have been no changes in the Company’s significant accounting policies, recently adopted accounting pronouncements or recent accounting pronouncements pending adoption from those disclosed in the Annual Report, except as noted below.

Business combinations

The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net acquisition date fair value of the assets acquired and the liabilities assumed. The Company uses best estimates and assumptions, including but not limited to, future expected cash flows, expected asset lives and discount rates, to assign a fair value to the tangible and intangible assets acquired and liabilities assumed in business combinations as of the acquisition date. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations and comprehensive income.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, and other subsequent amendments to the initial guidance (collectively referred to as "Topic 842"), which modifies lease accounting in order to increase transparency and comparability among entities. Topic 842 requires lessees to recognize operating leases as right–of–use assets and lease liabilities on the balance sheets. The lease liabilities are initially measured at the present value of the lease payments.

The Company adopted Topic 842 as of September 29, 2019, using the modified retrospective method under ASU 2018-11. As such, prior periods were not retrospectively adjusted. There was no cumulative effect to accumulated deficit upon adoption. The Company elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs.

Adoption of the new standard resulted in the recording of right-of-use assets and operating lease liabilities of approximately $63.7 million and $73.7 million, respectively on September 29, 2019, with an increase to total assets and liabilities of approximately $62.5 million. The difference between the right-of-use assets and lease liabilities is primarily attributable to deferred rent and rent incentives. There was no impact on the Company's condensed consolidated statement of operations and comprehensive income or condensed consolidated statements of cash flows. See Note 6. Leases for further information on leases.

Internal-use software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The new guidance aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract, with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. In the first quarter of fiscal 2020, the Company prospectively adopted this standard. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent accounting pronouncements pending adoption

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and other subsequent amendments including ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (collectively referred to as "Topic 326") which provides a new impairment model that requires measurement and recognition of expected credit losses

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

for most financial assets and certain other instruments, including but not limited to accounts receivable and available for sale debt securities. The standard will be effective for the Company in the first quarter of fiscal 2021. The Company is currently evaluating the impact on the Company's consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard eliminates disclosures such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and adds new disclosure requirements for Level 3 measurements. The standard will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the timing of adoption and impact on the Company's consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard resolves the diversity in practice concerning whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification 606, Revenue from Contracts with Customers ("Topic 606"). This standard specifies when a participant is a customer in a collaboration, adds unit of account guidance to align with Topic 606 and provides presentation guidance for collaborative arrangements. This standard will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the timing of adoption and impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 as well as by improving consistent application of the topic by clarifying and amending existing guidance. This standard will be effective for the Company in the first quarter of fiscal 2022, with early adoption permitted. The Company is currently evaluating the timing of adoption and impact on the Company's consolidated financial statements.

3. Fair value measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The carrying values of the Company’s long-term debt approximate their fair values as of December 28, 2019 and September 28, 2019 as the debt carries a variable rate or market rates that approximate those currently available to the Company.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of December 28, 2019 and September 28, 2019:

	December 28, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$240,291	$—	$—	$240,291

	September 28, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$267,806	$—	$—	$267,806

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

4. Revenue and geographic information

Disaggregation of revenue

Revenue by geographical region includes the applicable service revenue attributable to each region and is based on ship-to address, as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
(In thousands)
Americas	$303,194	$258,727
Europe, Middle East and Africa (“EMEA”)	212,738	216,080
Asia Pacific (“APAC”)	46,151	21,564
Total revenue	$562,083	$496,371

Revenue is attributed to individual countries based on ship-to address and includes the applicable service revenue attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
(In thousands)
United States	$277,273	$237,112
Germany	58,988	56,055
United Kingdom	49,307	54,497
Other countries	176,515	148,707
Total revenue	$562,083	$496,371

In the first quarter of fiscal 2020, the Company began reporting product revenue in the following categories: Sonos speakers, Sonos system products and Partner products and other revenue to further align revenue reporting with the evolving nature of its products, customers' engagement across multiple categories and how the Company evaluates its business. Revenue by product categories includes the applicable service revenue attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
(In thousands)
Sonos speakers	$466,677	$436,105
Sonos system products	61,521	52,434
Partner products and other revenue	33,885	7,832
Total revenue	$562,083	$496,371

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

5. Balance sheet components

Accounts receivable, net of allowances

Accounts receivable, net of allowances, consist of the following:

	December 28, 2019	September 28, 2019
(In thousands)
Accounts receivable	$188,910	$124,049
Allowance for doubtful accounts	(1,372)	(1,255)
Allowance for sales incentives	(51,636)	(20,051)
Accounts receivable, net of allowances	$135,902	$102,743

Inventories

Inventories consist of the following:

	December 28, 2019	September 28, 2019
(In thousands)
Finished goods	$104,348	$207,723
Component parts	8,769	12,061
Inventories	$113,117	$219,784

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

Goodwill

The following table presents details of our goodwill during the three months ended December 28, 2019:

(In thousands)
Balance as of September 28, 2019	$1,005
Goodwill acquired	14,282
Balance as of December 28, 2019	$15,287

Purchased intangible assets

As part of the acquisition of Snips, the Company recognized a $20.1 million intangible asset related to in-process research and development activity, which is not subject to amortization for the current period. In addition, the Company recognized $5.1 million in intangible assets subject to amortization, with a weighted-average useful life of approximately 5.0 years.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following table summarizes estimated future amortization expense of our intangible assets as of December 28, 2019:

Fiscal years	(In thousands)
Remaining part of 2020	$910
2021	1,040
2022	1,022
2023	1,020
2024	1,020
2025 and thereafter	128
Total future amortization expense	$5,140

Accrued expenses
Accrued expenses consist of the following:

	December 28, 2019	September 28, 2019
(In thousands)
Accrued advertising and marketing	$31,205	$25,662
Accrued taxes	13,041	4,388
Accrued inventory	8,600	6,494
Accrued manufacturing, logistics and product development	21,729	14,783
Accrued general and administrative expenses	8,615	12,455
Other accrued payables	7,632	6,074
Total accrued expenses	$90,822	$69,856

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and platform services. The following table presents the changes in the Company’s deferred revenue for the three months ended December 28, 2019 and December 29, 2018:

	December 28, 2019	December 29, 2018
(In thousands)
Deferred revenue, beginning of period	$56,449	$50,967
Recognition of revenue included in beginning of period deferred revenue	(3,238)	(2,986)
Revenue deferred, net of revenue recognized on contracts in the respective period	8,435	7,472
Deferred revenue, end of period	$61,646	$55,453

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The Company expects the following recognition of deferred revenue as of December 28, 2019:

	For the fiscal years ending
	2020	2021	2022	2023	2024 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$11,085	$13,384	$11,537	$9,609	$16,031	$61,646

Other current liabilities

Other current liabilities consist of the following:

	December 28, 2019	September 28, 2019
(In thousands)
Reserve for returns	$22,631	$12,110
Short-term operating lease liabilities	10,792	—
Product warranty liability	5,701	3,254
Other	1,428	2,184
Total other current liabilities	$40,552	$17,548

The following table presents the changes in the Company’s warranty liability for the three months ended December 28, 2019 and December 29, 2018:

	December 28, 2019	December 29, 2018
(In thousands)
Warranty liability, beginning of period	$3,254	$2,450
Provision for warranties issued during the period	5,080	5,105
Settlements of warranty claims during the period	(2,633)	(2,581)
Warranty liability, end of period	$5,701	$4,974

6. Leases

The substantial majority of the Company's leases are for its office spaces and facilities, which are accounted for as operating leases. These facilities operate under leases with initial terms from one to ten years and expire at various dates through 2026. The Company determines whether an arrangement is a lease at inception if there is an identified asset and it has the right to control the identified asset for a period of time. Some of the Company's leases include options to extend the leases for up to 5 years, and some include options to terminate the leases within 1 year. The Company's lease terms are only for periods in which it has enforceable rights and are impacted by options to extend or terminate the lease only when it is reasonably certain that the Company will exercise the option.

For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease obligation at the present value of lease payments over the lease terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. The Company's leases do not include any residual value guarantees, bargain purchase options or asset retirement obligations.

Lease agreements will typically exist with lease and non-lease components, which are accounted for separately. The Company's agreements may contain variable lease payments. The Company includes variable lease payments that depend on an index or a rate and exclude those which depend on facts or circumstances occurring after the commencement date, other than the passage of time.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Most of the Company's leases do not contain an implicit interest rate; therefore, judgment was required in determining a rate that reflects what would be paid to borrow, on a collateralized basis and over a similar term, for the lease obligations. The Company takes into consideration the terms of the Company's Credit Facility, lease terms, and current interest rates to determine the incremental borrowing rate at lease commencement date. At December 28, 2019, the Company's weighted-average discount rate was 4.11%, while the weighted-average remaining lease term was 5.34 years. As part of the supplemental cash flow disclosure, the right-of-use assets obtained in exchanged for new operating lease liabilities does not reflect the impact of prepaid or deferred rent.

The components of lease expense for the three months ended December 28, 2019 were as follows:

Three Months Ended
December 28, 2019
(In thousands)
Operating lease cost	$3,640
Short-term lease cost	57
Variable lease cost	1,389
Total lease cost	$5,086

For the three months ended December 28, 2019, total rental expense was $3.6 million and total common area maintenance expense was $1.4 million. For the three months ended December 29, 2018, total rental expense was $3.5 million and total common area maintenance expense was $1.3 million.

The following table summarizes the maturity of lease liabilities under operating leases as of December 28, 2019:

Fiscal years ending	Operating leases
(in thousands)
Remainder of fiscal 2020	$10,489
2021	14,970
2022	14,261
2023	14,638
2024	13,606
2025	8,349
Thereafter	1,587
Total lease payments	77,900
Less imputed interest	(8,518)
Total lease liabilities	$69,382

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Under Topic 840, the following table represents the gross minimum rental commitments under noncancelable leases as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019:

Fiscal years ending
(in thousands)
2020	$15,627
2021	14,759
2022	14,136
2023	14,395
2024	13,615
Thereafter	10,951
Total minimum lease commitments	$83,483

7. Debt

The Company's debt obligations consist of the Secured Credit Facility with J.P. Morgan Chase Bank, N.A. (the “Credit Facility”), the J.P. Morgan Chase Bank, N.A. Secured Term Loan (the "Term Loan") as well as debt acquired in the acquisition of Snips. The Company’s short- and long-term debt obligations as of December 28, 2019 and September 28, 2019 was as follows:

	December 28, 2019		September 28, 2019
	Rate	Balance	Rate	Balance
(dollars in thousands)
Term loan (1)	4.2%	$31,666	4.6%	$33,333
Other debt (2)		1,106		—
Unamortized debt issuance costs (3)		(141)		(160)
Total indebtedness		32,631		33,173
Less short-term portion		(9,439)		(8,333)
Long-term debt		$23,192		$24,840

(1)	Due in October 2021 and bears interest at a variable rate equal to an adjusted LIBOR plus 2.25% and is payable quarterly.

(2)	Other debt consists of debt acquired through recent acquisition activity and was settled subsequent to the period of this report in January 2020.

(3)	Debt issuance costs are recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility allows the Company to borrow up to $80.0 million restricted to the value of the borrowing base which is based on the value of inventory and accounts receivable and is subject to monthly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of both December 28, 2019 and September 28, 2019, the Company did not have any outstanding borrowings and had $4.5 million in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility and the Term Loan require the Company to maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of December 28, 2019 and September 28, 2019, the Company was in compliance with all financial covenants. The Credit Facility and the Term Loan are collateralized by eligible inventory and accounts receivable of the Company, as well as the Company's intellectual property including patents and trademarks.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

8. Commitments and contingencies

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

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of December 28, 2019 and September 28, 2019.

The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

9. Stockholders' equity

Share repurchase program

In September 2019, the Board of Directors authorized a common stock repurchase program of up to $50.0 million. During the three months ended December 28, 2019, the Company repurchased 227,241 shares for an aggregate purchase price of $2.9 million at an average price of $12.85 per share under the repurchase program. The Company had $47.1 million available for share repurchases under the repurchase program as of December 28, 2019. Additionally, treasury stock purchased during the three months ended December 28, 2019, included shares withheld to satisfy employees' tax withholding requirements in connection with vesting of restricted stock unit awards.

10. Stock-based compensation

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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at September 28, 2019	37,155,568	$11.39	6.3	$94,288
Granted	—
Exercised	(1,136,193)
Forfeited	(414,872)
Outstanding at December 28, 2019	35,604,503	$11.49	6.1	$126,622
At December 28, 2019
Options exercisable	26,445,850	$10.53	5.4	$118,859
Options vested and expected to vest	34,363,895	$11.39	6.0	$125,725

As of December 28, 2019 and September 28, 2019, the Company had $37.3 million and $43.9 million, respectively, of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.8 and 2.0 years, respectively.

Restricted stock units
Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. The fair value of RSUs is based on the Company's closing stock price on the trading day immediately preceding the date of grant. RSUs typically have an initial annual cliff vest and then vest quarterly over the service period, which is generally four years. The summary of the Company’s unvested RSU activity is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Unvested at September 28, 2019	6,716,786	$11.40	$90,744
Granted	1,012,300
Vested	(425,503)
Forfeited	(70,471)
Unvested at December 28, 2019	7,233,112	$11.84	$108,569
At December 28, 2019
Units expected to vest	5,726,008	$11.85	$85,947

As of December 28, 2019 and September 28, 2019, the Company had $63.2 million and $55.6 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 3.3 and 3.4 years, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Stock-based compensation

Total stock-based compensation expense by function category was as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
(In thousands)
Cost of revenue	$282	$184
Research and development	5,116	3,604
Sales and marketing	3,541	2,681
General and administrative	4,265	2,563
Total stock-based compensation expense	$13,204	$9,032

11. Income taxes

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

The Company had an income tax expense of $1.7 million and $2.5 million for the three months ended December 28, 2019 and December 29, 2018, respectively. For the three months ended December 28, 2019 our tax expense includes a discrete income tax benefit of approximately $0.6 million as a result of a favorable release of uncertain tax positions in the U.S. coinciding with the issuance of the Base Erosion and Anti-Abuse Tax (“BEAT”) Regulations. For the three months ended December 28, 2019 and December 29, 2018, we calculated our U.S. income tax provision using the discrete method as though the interim year to date period was an annual period. The Company believes that the application of the estimated annual effective tax rate (“AETR”) method generally required by ASC 740 is impractical for the U.S. tax provision given that normal deviations in the projected pre-tax net income (loss) in the U.S. could result in a disproportionate and unreliable effective tax rate under the AETR method.

For the quarter-ended December 28, 2019, the Company has maintained a full valuation allowance on its U.S. deferred tax assets due to its history of U.S. operating losses. It is possible that within the next 12 months. there may be sufficient positive evidence to release a significant portion of the valuation allowance. Release of the U.S. valuation allowance would result in the establishment of certain deferred tax assets and a benefit to income tax expense for the period the release is recorded which could have a material impact on net earnings. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved.

12. Net income per share attributable to common stockholders

Basic net income attributable to common stockholders per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income per share attributable to common stockholders adjusts the basic net income per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock options and RSUs, using the treasury stock method.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders:

	Three Months Ended
	December 28, 2019	December 29, 2018
(In thousands, except share and per share data)
Numerator:
Net income attributable to common stockholders - basic and diluted	$70,775	$61,667
Denominator:
Weighted-average shares of common stock—basic	108,984,683	100,148,106
Effect of potentially dilutive stock options	6,751,412	11,918,193
Effect of RSUs	2,679,873	22,373
Weighted-average shares of common stock—diluted	118,415,968	112,088,672
Net income per share attributable to common stockholders:
Net income per share attributable to common stockholders - basic	$0.65	$0.62
Net income per share attributable to common stockholders - diluted	$0.60	$0.55

The following potentially dilutive shares were excluded from the computation of diluted net income per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended
	December 28, 2019	December 29, 2018
Stock options to purchase common stock	29,628,623	36,135,411
Restricted stock units	4,278,556	247,744
Total	33,907,179	36,383,155

13. Business combination

On November 14, 2019, the Company completed the acquisition of 100% of the equity interests of Snips, a France-based provider of an artificial intelligence voice platform for connected devices that provides private-by-design, voice technology. The acquisition brought a talented group of employees and strategic IP to enhance the voice experience on Sonos products. The total purchase price consideration of the acquisition of Snips was $36.3 million, of which $35.6 million was paid in cash at closing and $0.7 million was recorded as a contingent consideration liability. The terms of the contingent consideration were met and the contingent consideration was paid in cash subsequent to the period of this report.

The Company accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed, with $25.2 million in intangible assets, $3.2 million in net liabilities assumed, and $14.3 million in estimated goodwill. The goodwill recognized was primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Snips’ technology into the Company's products. The goodwill is not deductible for income tax purposes.

The results of Snips' operations have been included in, but are not material to the Company's consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's condensed consolidated statement of operations and comprehensive income.

One-time acquisition-related costs of $1.4 million were expensed as general and administrative expenses as incurred.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Additional information, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

14. Subsequent event

On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission against Alphabet Inc. and Google LLC and a lawsuit in the U.S. District Court for the Central District of California against Google LLC. The complaint and lawsuit each allege patent infringement of certain Sonos patents related to its smart speakers and related technology.

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

We operate on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters.

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

Overview

Sonos is one of the world's leading sound experience brands. As the inventor of multi-room wireless audio products, Sonos' innovation helps the world listen better by giving people access to the content they love and allowing them to control it however they choose. Known for delivering an unparalleled sound experience, thoughtful design aesthetic, simplicity of use and an open platform, Sonos makes a breadth of audio content available to anyone.

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

Beginning in the first quarter of fiscal 2020, we began reporting our product revenue under the following new categories: Sonos speakers; Sonos system products; and Partner products and other revenue to further align revenue reporting with the evolving nature of our products, customers' engagement across multiple categories and how we evaluate our business. Sonos speakers currently include Play:1, Play:5, Sonos One SL, Playbar, Playbase, Sub and our voice-enabled Sonos One, Sonos Move and Sonos Beam. Sonos system products currently include Sonos Port, Sonos Amp and Sonos Boost. Partner products and other revenue currently include module units sold through our IKEA partnership, architectural speakers sold through our Sonance partnership, accessories and other revenue associated with other software, services or licensing revenue.

Key metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following additional key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are total revenue, products sold, adjusted EBITDA and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA is net income (loss). In the three months ended December 28, 2019 and December 29, 2018, we had net income of $70.8 million and $61.7 million, respectively.

	Three Months Ended
	December 28, 2019	December 29, 2018
(in thousands, except percentages)
Total revenue	562,083	496,371
Products sold	2,940	2,408
Adjusted EBITDA	$93,219	$87,418
Adjusted EBITDA margin	16.6%	17.6%

Products sold

Products sold represents the number of products that are sold during a period, net of returns. Products sold has been redefined to align with our new product revenue categories and includes the sale of products in the Sonos speakers and Sonos system products categories as well as units sold through our partnerships with IKEA and Sonance from our Partner products and other revenue category. Our historical products sold metric has been recast to reflect the change in product revenue categorization and now includes Sonos Boost and module units. Products sold excludes accessories, which have not materially contributed to our revenue historically. Growth rates between products sold and revenue are not perfectly correlated because our revenue is affected by other variables, such as the mix of products sold during the period, promotional discount activity and the introduction of new products that may have higher or lower than average selling prices.

Adjusted EBITDA and adjusted EBITDA margin

We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of stock-based compensation expense, depreciation, interest, other income (expense), taxes and other items that we do not consider representative of our underlying operating performance.

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

•	these non-GAAP financial measures do not reflect interest income, primarily resulting from interest income earned on our cash and cash equivalent balances;

•	these non-GAAP financial measures do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us;

•	these non-GAAP financial measures do not reflect the effect of foreign currency exchange gains or losses, which is included in other income (expense), net;

•	these non-GAAP financial measures do not reflect the provision for or benefit from income tax that may result in payments that reduce cash available to us;

•
these non-GAAP financial measures do not reflect non-recurring expenses and other items that are not considered representative of our underlying operating performance which reduce cash available to us; and

•
the expenses and other items that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses and other items, if any, that other companies may exclude from these non-GAAP financial measures when they report their operating results.

Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net income to adjusted EBITDA:

	Three Months Ended
	December 28, 2019	December 29, 2018
(in thousands, except percentages)
Net income	$70,775	$61,667
Add (deduct):
Depreciation	9,105	9,867
Stock-based compensation expense	13,204	9,032
Interest income	(998)	(273)
Interest expense	453	671
Other (income) expense, net	(4,424)	3,999
Provision for income taxes	1,656	2,455
Legal and transaction related costs (1)	3,448	—
Adjusted EBITDA	$93,219	$87,418
Revenue	$562,083	$496,371
Adjusted EBITDA margin	16.6%	17.6%

(1)
Legal and transaction related costs consist of expenses related to our IP litigation against Alphabet Inc. and Google LLC as well as legal and transaction costs associated with our recent acquisition activity which we do not consider representative of our underlying operating performance.

Factors affecting performance

New product introductions. Since 2005, we have released a number of products in multiple audio categories. We intend to introduce new products that appeal to a broad set of consumers, as well as bring our differentiated listening platform and experience to all the places and spaces where our customers listen to the breadth of audio content available, including outside of the home.

Seasonality. Historically, we have experienced the highest levels of revenue in the first fiscal quarter of the year coinciding with the holiday shopping season and our promotional activities.

Components of results of operations

Revenue

Beginning in the first quarter of fiscal 2020, we began reporting our product revenue under the following new categories: Sonos speakers, Sonos system products and Partner products and other revenue to further align revenue reporting with the evolving nature of our products, how customers purchase across multiple categories and how we evaluate our business. We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from Partner products and other revenue sources, such as module revenue from our IKEA partnership, architectural speakers from our Sonance partnership and accessories such as speaker stands and wall mounts, as well as professional services and licensing revenue. We attribute revenue from our IKEA partnership to our APAC region, as our regional revenue is defined by the shipment location of the module units. Our revenue is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers. We also defer a portion of our revenue that is allocated to unspecified software upgrades and cloud-based services. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold, principally for sales denominated in the euro and the British pound. The introduction of new products may result in an increase in revenue but may also impact revenue generated from existing products as consumers shift purchases to new products.

Cost of revenue

Cost of revenue consists of product costs, including costs of our contract manufacturers for production, component product costs, shipping and handling costs, tariffs, duty costs, warranty replacement costs, packaging, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, hosting costs and excess and obsolete inventory write-downs. In addition, we allocate certain costs related to management and facilities, personnel-related expenses and other expenses associated with supply chain logistics. Personnel-related expenses consist of salaries, bonuses, benefits and stock-based compensation expenses.

Gross profit and gross margin

Our gross margin may, in the future, fluctuate from period to period based on a number of factors, including the mix of products we sell, the channel mix through which we sell our products, the foreign currency in which our products are sold and tariffs and duty costs implemented by governmental authorities.

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

	Three Months Ended
	December 28, 2019		December 29, 2018
(Dollars in thousands)	$	%	$	%
Revenue	$562,083	100.0%	$496,371	100.0%
Cost of revenue (1)	334,463	59.5	301,082	60.7
Gross profit	227,620	40.5	195,289	39.3
Operating expenses
Research and development (1)	52,526	9.3	37,095	7.5
Sales and marketing (1)	77,423	13.8	65,852	13.3
General and administrative (1)	30,209	5.4	23,823	4.8
Total operating expenses	160,158	28.5	126,770	25.5
Operating income	67,462	12.0	68,519	13.8
Other income (expense), net
Interest income	998	0.2	273	0.1
Interest expense	(453)	(0.1)	(671)	(0.1)
Other income (expense), net	4,424	0.8	(3,999)	(0.8)
Total other income (expense), net	4,969	0.9	(4,397)	(0.9)

Income before provision for income taxes	72,431	12.9	64,122	12.9
Provision for income taxes	1,656	0.3	2,455	0.5
Net income	$70,775	12.6%	$61,667	12.4%
Adjusted EBITDA (2)	$93,219	16.6%	$87,418	17.6%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended
	December 28, 2019		December 29, 2018
	$	%	$	%
Cost of revenue	$282	0.1%	$184	—%
Research and development	5,116	0.9	3,604	0.7
Sales and marketing	3,541	0.6	2,681	0.5
General and administrative	4,265	0.8	2,563	0.5
Total stock-based compensation expense	$13,204	2.3%	$9,032	1.8%

(2)	Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “Non-GAAP financial measures” above.

Comparison of the three and three months ended December 28, 2019 and December 29, 2018

Revenue

Comparison of the three months ended December 28, 2019 and December 29, 2018

	Three Months Ended		Change
	December 28, 2019	December 29, 2018	$	%
(dollars in thousands)
Sonos speakers	$466,677	$436,105	$30,572	7.0%
Sonos system products	61,521	52,434	9,087	17.3%
Partner products and other revenue	33,885	7,832	26,053	332.6%
Total revenue	$562,083	$496,371	$65,712	13.2%

Total revenue grew for the three months ended December 28, 2019 compared to the three months ended December 29, 2018 due to growth in all product categories with the largest contribution coming from our Sonos speakers and Partner products and other revenue categories.

Sonos speakers revenue growth was driven by the introduction of Sonos One SL and Sonos Move in September 2019. Sonos system product revenue growth was driven by the success of Sonos AMP and and the launch of Sonos Port in September 2019. Partner products and other revenue growth was driven by the continued success of the IKEA relationship, which launched in the second quarter of fiscal 2019.

Revenue for the three months ended December 28, 2019 compared to the three months ended December 29, 2018 increased 17.2 % in Americas and decreased 1.5% in EMEA. The increase in APAC by 114.0% was primarily due to the recognition of IKEA related revenue in that region as our regional revenue is defined by the shipment location of the module units.

In constant currency U.S. dollars, total revenue increased by 14.5% for the three months ended December 28, 2019 compared to the three months ended December 29, 2018. We calculate constant currency growth percentages by translating our prior-period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

	Three Months Ended		Change
	December 28, 2019	December 29, 2018	$	%
(products sold units in thousands)
Total products sold	2,940	2,408	532	22.1%

Volume growth of products sold for the three months ended December 28, 2019 compared to the three months ended December 29, 2018 was driven by growth in all product categories. The volume growth was driven by module units sold as a part of the launch of our IKEA partnership in the second quarter of fiscal 2019 and the launches of several new products including Sonos One SL, Sonos Move and Sonos AMP.

Cost of revenue and gross profit

Comparison of the three months ended December 28, 2019 and December 29, 2018

	Three Months Ended		Change
	December 28, 2019	December 29, 2018	$	%
(dollars in thousands)
Cost of revenue	$334,463	$301,082	$33,381	11.1%
Gross profit	$227,620	$195,289	$32,331	16.6%
Gross margin	40.5%	39.3%

The increase in cost of revenue for the three months ended December 28, 2019 compared to the three months ended December 29, 2018 was driven by the increase in products sold and approximately $19.6 million of tariffs on products imported to the U.S. from China. This increase was partially offset by product and material cost reductions and mix shifts.

Gross margin increased 120 basis points for the three months ended December 28, 2019 compared to the three months ended December 29, 2018. The increase was driven by volume and mix shifts into higher margin products as well as product and material cost reductions. Excluding the effects of tariffs, gross margin would have been 44.0% for the three months ended December 28, 2019. We calculate gross margin excluding the effects of tariffs by removing the impact of tariffs imposed on goods imported to the U.S. from China from gross profit divided by total revenue.

Research and development

Comparison of the three months ended December 28, 2019 and December 29, 2018

	Three Months Ended		Change
	December 28, 2019	December 29, 2018	$	%
(dollars in thousands)
Research and development	$52,526	$37,095	$15,431	41.6%
Percentage of revenue	9.3%	7.5%

The increase in research and development expenses for the three months ended December 28, 2019 compared to the three months ended December 29, 2018 was primarily due to higher personnel-related expenses of $10.3 million as we increased our headcount and added the Snips SAS team and an increase in product development costs, professional fees and other costs of $5.1 million as we continue to invest in new products and features.

Sales and marketing

Comparison of the three months ended December 28, 2019 and December 29, 2018

	Three Months Ended		Change
	December 28, 2019	December 29, 2018	$	%
(dollars in thousands)
Sales and marketing	$77,423	$65,852	$11,571	17.6%
Percentage of revenue	13.8%	13.3%

The increase in sales and marketing expenses for the three months ended December 28, 2019 compared to the three months ended December 29, 2018 was due to an increase of $5.8 million in personnel-related costs, driven by higher wages and incentive compensation as well as customer care support and an increase in marketing and advertising and other costs of $5.7 million.

General and administrative

Comparison of the three months ended December 28, 2019 and December 29, 2018

	Three Months Ended		Change
	December 28, 2019	December 29, 2018	$	%
(dollars in thousands)
General and administrative	$30,209	$23,823	$6,386	26.8%
Percentage of revenue	5.4%	4.8%

The increase in general and administrative expenses for the three months ended December 28, 2019 compared to the three months ended December 29, 2018 was primarily due to an increase in personnel-related costs of $3.6 million, driven by higher wages and incentive compensation, and an increase of $3.4 million in legal fees paid in connection with our IP litigation and our acquisition of Snips SAS, partially offset by a decrease in other expenses.

Interest income, interest expense and other income (expense), net

Comparison of the three months ended December 28, 2019 and December 29, 2018

	Three Months Ended		Change
	December 28, 2019	December 29, 2018	$	%
(dollars in thousands)
Interest income	$998	$273	$725	*
Interest expense	$(453)	$(671)	$218	(32.5)%
Other income (expense), net	$4,424	$(3,999)	$8,423	*
* not meaningful

The increase in interest income for the three months ended December 28, 2019 compared to the three months ended December 29, 2018 was primarily due to higher balances and yields in our cash and cash equivalents. The decrease in interest expense for the three months ended December 28, 2019 compared to the three months ended December 29, 2018 was primarily driven by a lower principal balance. The increase in other income (expense), net for the three months ended December 28, 2019 compared to the three months ended December 29, 2018 was due to foreign currency exchange gains.

Provision for income taxes

Comparison of the three months ended December 28, 2019 and December 29, 2018

	Three Months Ended		Change
	December 28, 2019	December 29, 2018	$	%
(dollars in thousands)
Provision for income taxes	$1,656	$2,455	$(799)	(32.5)%

Provision for income taxes decreased from $2.5 million for the three months ended December 29, 2018 to $1.7 million for the three months ended December 28, 2019. For the three-months ended December 28, 2019, we recorded a provision for income taxes of $0.5 million for certain profitable foreign entities and $1.8 million for U.S. state income tax for a total provision of $2.3 million before discrete items. We recorded a discrete income tax benefit of approximately $0.6 million as a result of a favorable release of uncertain tax positions in the U.S. coinciding with the issuance of the Base Erosion and Anti-Abuse Tax (“BEAT”) Regulations. For the three months ended December 28, 2019, we calculated our U.S. income tax provision using the discrete method as though the interim year to date period was an annual period. We believe that the application of the estimated annual effective tax rate (“AETR”) method generally required by ASC 740 is impractical for the U.S. tax provision given that normal deviations in the projected pre-tax net income (loss) in the U.S. could result in a disproportionate and unreliable effective tax rate under the AETR method.

We recorded a provision for income taxes of $0.4 million for certain profitable foreign entities and a provision of $2.1 million for U.S. federal and state income tax for a total provision of $2.5 million for the three months ended December 29, 2018.

Liquidity and capital resources

Our operations are financed primarily through cash flow from operating activities, net proceeds from the sale of our equity securities, including net proceeds of $90.6 million from the closing of our IPO on August 6, 2018, and borrowings under our Term Loan and Credit Facility. As of December 28, 2019, our principal sources of liquidity consisted of cash flow from operating activities, cash and cash equivalents of $408.4 million, including $108.4 million held by our foreign subsidiaries, proceeds from exercise of stock options and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of December 28, 2019, as they are required to fund needs outside the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

Debt obligations

Our debt obligations consist of the Credit Facility, the Term Loan and debt acquired in our acquisition of Snips SAS. Our short- and long-term debt obligations as of December 28, 2019 and September 28, 2019 was as follows:

	As of
	December 28, 2019		September 28, 2019
	Rate	Balance	Rate	Balance
(dollars in thousands)
Term Loan (1)	4.2%	$31,666	4.6%	$33,333
Other debt (2)		1,106		—
Unamortized debt issuance costs (3)		(141)		(160)
Total indebtedness		32,631		33,173
Less short-term portion		(9,439)		(8,333)
Long-term debt		$23,192		$24,840

(1)	Due in October 2021, bears interest at a variable rate equal to an adjusted LIBOR plus 2.25% and is payable quarterly.

(2)	Other debt consists of debt acquired through recent acquisition activity and was settled subsequent to the period of this report in January 2020.

(3)	Debt issuance costs are recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility allows us to borrow up to $80.0 million restricted to the value of the borrowing base which is based on the value of our inventory and accounts receivable and is subject to monthly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of both December 28, 2019 and September 28, 2019, we did not have any outstanding borrowings and had $4.5 million in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility and the Term Loan require that we maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of December 28, 2019 and September 28, 2019, we were in compliance with all financial covenants. The Credit Facility and the Term Loan are collateralized by eligible inventory and accounts receivable, as well as our intellectual property including patents and trademarks.
Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	December 28, 2019	December 29, 2018
(In thousands)
Net cash provided by (used in):
Operating activities	$118,840	$92,050
Investing activities	(51,536)	(5,372)
Financing activities	1,224	(105)
Effect of exchange rate changes	1,254	(133)
Net change in cash, cash equivalents and restricted cash	$69,782	$86,440

Cash flows from operating activities

Net cash provided by operating activities of $118.8 million for the three months ended December 28, 2019 consisted of net income of $70.8 million, non-cash adjustments of $21.9 million and a net increase in cash related to changes in operating assets and liabilities of $26.2 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $13.2 million and depreciation of $9.1 million. The change in operating assets and liabilities was primarily due to a decrease in inventory of $107.3 million due to the seasonality of our business, an increase in other liabilities of $11.2 million and an increase in deferred revenue of $4.9 million. The increase in net change in operating assets and liabilities was offset by a decrease in accounts payable and accrued expenses of $39.4 million related to the decrease in inventory, an increase in accounts receivable of $31.4 million due to the seasonality of our business, a decrease in accrued compensation of $14.6 million and an increase in other assets of $11.9 million.

Cash flows from investing activities

Cash used in investing activities for the three months ended December 28, 2019 of $51.5 million was primarily due to net cash paid for acquisition activity of $35.6 million as well as payments for property and equipment, which were primarily comprised of manufacturing-related tooling and test equipment to support the launch of new products, leasehold improvements and marketing-related product displays.

Cash flows from financing activities

Cash provided by financing activities for the three months ended December 28, 2019 of $1.2 million primarily consisted of proceeds from exercise of stock options of $8.0 million, partially offset by payments for purchases of treasury stock of $5.1 million and repayments of borrowings of $1.7 million.

Commitments and contingencies

At December 28, 2019, we had $34.8 million in non-cancelable purchase commitments for inventory we expect to purchase in the remainder of fiscal 2020.

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

We recognized a gain of $4.4 million and a loss of $4.0 million from foreign currency gains and losses for the three months ended December 28, 2019 and December 29, 2018, respectively. Based on transactions denominated in currencies other than respective functional currencies as of December 28, 2019, a hypothetical adverse change of 10% would have resulted in an adverse impact on income before provision for income taxes of approximately $6.4 million for the three months ended December 28, 2019.

Item 4.    Controls and procedures

Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of December 28, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control

There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than the matters described in Note 8 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we were not a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

We have experienced net losses in our recent annual periods. In the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017, we had net losses of $4.8 million, $15.6 million and $14.2 million, respectively. We had an accumulated deficit of $137.6 million as of December 28, 2019. We expect our operating expenses to increase in the future as we expand our operations and execute on our product roadmap. We plan to make significant future expenditures related to the expansion of our business and our product offerings, including investments in:

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

Our operating results depend on a number of factors and are likely to fluctuate from quarter to quarter and year-over-year, which could cause the trading price of our common stock to decline.

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

The success of our business depends on the continued growth of the voice-enabled speaker market and our ability to establish and maintain market share.

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

We have historically depended on a single manufacturer, Inventec Appliances Corporation (“Inventec”), to manufacture our products. While we recently began using additional manufacturers to manufacture some of our products, Inventec remains our key manufacturer for the vast majority of our production. Our reliance on Inventec increases the risk that, in the event of an interruption in Inventec’s operations, we would not be able to maintain our production capacity without incurring material additional costs and substantial delays. Additionally, Inventec can terminate its agreement with us for any reason with 180 days’ advance notice. If Inventec breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, we may be severely delayed or fully prevented from selling our products. In the event of a termination of our agreement with Inventec, it would take a significant amount of time to increase our production with other manufacturers or to identify and onboard a new manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Any material disruption in our relationship with our manufacturers would harm our ability to compete effectively and satisfy demand for our products and could adversely impact our revenue, gross margin and operating results.

In addition, there is no guarantee that our efforts to diversify manufacturers will be successful. If we do not successfully coordinate the timely manufacturing and distribution of our products by such manufacturers, if such manufacturers are unable to successfully and timely process our orders or if we do not receive timely and accurate information from such manufacturers, we may have an insufficient supply of products to meet customer demand, we may lose sales, we may experience a build-up in inventory, we may incur additional costs, and our financial performance and reporting may be adversely affected. We have also historically manufactured our products in China and have recently begun to diversify our supply chain through the addition of contract manufacturing in Malaysia. By adding manufacturers in other countries, we may experience increased transportation costs, fuel costs, labor unrest, impact of natural disasters and other adverse effects on our ability, timing and cost of delivering products, which may increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our operating results and financial condition.

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

In order to deliver products that appeal to changing and increasingly diverse consumer preferences and to overcome the fact that a relatively high percentage of consumers may already own or use products that they perceive to be similar to those that we offer, we must develop superior technology, anticipate increasingly diverse consumer tastes and rapidly develop attractive products with competitive selling prices. In addition, many of our current and potential partners have business objectives that may drive them to sell their speaker products at a significant discount compared to ours. Amazon and Google, for example, both currently offer their speaker products at significantly lower prices than Sonos One, Sonos Beam and Sonos Move. Many of these partners may subsidize these prices and seek to monetize their customers through the sale of additional services rather than the speakers themselves. Even if we are able to efficiently develop and offer innovative products at competitive selling prices, our operating results and financial condition may be adversely impacted if we are unable to effectively anticipate and counter the ongoing price erosion that frequently affects consumer products or if the average selling prices of our products decrease faster than we are able to reduce our manufacturing costs.

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

We are dependent on a number of technology partners for the development of our products, some of which have developed or may develop and sell products that compete with our products. These technology partners may cease doing business with us or disable the technology they provide our products for a variety of reasons, including to promote their products over our own. For example, we are currently manufacturing and developing voice-enabled speaker systems that are enhanced with the technology of our partners, including those who sell competing products. We introduced Sonos One, Sonos Beam and Sonos Move, which feature built in voice-enabled speakers powered by Amazon’s Alexa or Google’s Google Assistant technology. One or more of our partners could disable their integration, terminate or not renew their distribution agreement with us, or begin charging us for their integration with our voice-enabled products. For example, our current agreement with Amazon allows Amazon to disable the Alexa integration in our voice-enabled products with limited notice. We cannot assure you that we will be successful in establishing partnerships with other companies that have developed voice-control enablement technology or in developing such technology on our own.

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

We must forecast production and inventory needs in advance with our suppliers and manufacturers;our ability to do so accurately could be affected by many factors, including changes in customer demand, new product introductions, sales promotions, channel inventory levels and general economic conditions. If demand does not meet our forecast, excess product inventory could force us to write-down or write-off inventory or to sell the excess inventory at discounted prices, which could cause our gross margin to suffer and impair the strength of our brand. In addition, excess inventory may result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. If demand exceeds our forecast and we do not have sufficient inventory to meet this demand, we would have to rapidly increase production which may result in reduced manufacturing quality and customer satisfaction as well as higher supply and manufacturing costs that would lower our gross margin. Any of these scenarios could adversely impact our operating results and financial condition.

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

A large proportion of our customer base uses our products to listen to content via subscription-based streaming music services. Accordingly, we believe our future revenue growth will depend in significant part on the continued expansion of the market for streaming music. The success of the streaming music market depends on the quality, reliability and adoption of streaming technology and on the continued success of streaming music services such as Apple Music, Pandora, Spotify and TuneIn. If the streaming music market in general fails to expand or if the streaming services that we partner with are not successful, demand for our products may suffer and our operating results may be adversely affected.

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

As a consumer electronics company, our website and mobile app are important presentations of our business, identity and brand and an important means of interacting with, and providing information to, consumers of our products. We depend on our servers and centralized information technology systems, and those of third parties, for product functionality, to manage operations and to store critical information and intellectual property. Accordingly, we allocate significant resources to maintaining our information technology systems and deploying network security, data encryption, training and other measures to protect against unauthorized access or misuse. Nevertheless, our website and information technology systems, and those of the third parties we rely on, are susceptible to damage, viruses, disruptions or shutdowns due to foreseeable and unforeseeable events. System failures and disruptions could impede the manufacturing and shipping of products, functionality of our products, transactions processing and financial reporting, and result in the loss of intellectual property or data, require substantial repair costs and damage our reputation, competitive position, financial condition and results of operations.

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

We rely upon the ability of consumers to access our service through the internet. If network operators block, restrict or otherwise impair access to our service over their networks, our service and business could be negatively affected. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses. Furthermore, to the extent network operators create tiers of internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.

Further, in the past, internet service providers (“ISPs”) have attempted to implement usage-based pricing, bandwidth caps and traffic shaping or throttling. To the extent network operators create tiers of internet access service and charge our customers in direct relation to their consumption of audio content, our ability to attract and retain customers could be impaired, which would harm our business. Net neutrality rules, which were designed to ensure that all online content is treated the same by ISPs and other companies that provide broadband services, were repealed by the Federal Communications Commission ("FCC") effective June 2018. Although the FCC has preempted state jurisdiction on net neutrality, some states have taken executive action directed at reinstating aspects of the FCC’s 2015 order. Further, while many countries, including across the European Union, have implemented net neutrality rules, in others, the laws may be nascent or non-existent. The absence or repeal of the net neutrality rules could force us to incur greater operating expenses, cause our streaming partners to seek to shift costs to us or result in a decrease in the streaming-based usage of our platform by our customers, any of which would harm our results of operations. In addition, given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

We have and may continue to discontinue support for older versions of our products, resulting in customer dissatisfaction that could negatively affect our business and operating results.

We have historically maintained, and we believe our customers may expect, extensive backward compatibility for our older products and the software that supports them, allowing older products to continue to benefit from new software updates. We expect that in the near term, this backward compatibility will no longer be practical or cost-effective, and we may decrease or discontinue service for our older products. We recently announced that certain legacy products will continue to work but will no longer receive software updates (other than bug fixes and patches) beginning in May 2020. To the extent we no longer provide extensive backward capability for our products, we may damage our relationship with our existing customers, as well as our reputation, brand loyalty and ability to attract new customers.

For these reasons, any decision to decrease or discontinue backward capability may decrease sales, generate legal claims and adversely affect our business, operating results and financial condition.

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

We depend on the continued services and performance of our key personnel. The loss of key personnel, including key members of management as well as our product development, marketing, sales and technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, the loss of key personnel in our finance and accounting departments could harm our internal controls, financial reporting capability and capacity to forecast and plan for future growth. Further, the market for highly skilled workers and leaders in our industry is extremely competitive. If we do not succeed in attracting, hiring and integrating high-quality personnel or in retaining and motivating existing personnel, we may be unable to grow effectively, and our financial condition may be harmed.

Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of products, which could negatively affect our operations and performance.

We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, us, our contract manufacturers, our suppliers or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers. Further, our headquarters are located in Santa Barbara, California, in a seismically active region that is also prone to forest fires. Any catastrophic event that occurred near our headquarters, or near our manufacturing facilities in China or Malaysia, could impose significant damage to our ability to conduct our business and could require substantial recovery time, which could have an adverse effect on our business, operating results and financial condition.

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

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright and trade secret protection laws, to protect our proprietary rights. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights or challenge our proprietary rights, pending and future patent and trademark applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition and results of operations. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, on January 7, 2020, we filed a complaint with the U.S. International Trade Commission against Alphabet Inc. and Google LLC and a lawsuit in the U.S. District Court for the Central District of California against Google LLC, alleging patent infringement of certain Sonos patents related to our smart speakers and related technology. The cost of defending our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.

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

We incorporate open source software into our products, and we may continue to incorporate open source software into our products in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our products that contained the open source software and required to comply with the above conditions. Any of the foregoing could disrupt and harm our business and financial condition.

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

We have operations outside the United States, and we expect to continue to expand our international presence, especially in Asia. In fiscal 2019, 50.0% of our revenue was generated outside the United States. This subjects us to a variety of risks inherent in doing business internationally, including:

•	fluctuations in currency exchange rates and costs of imposing currency exchange controls;

•	political, social and/or economic instability such as such as the United Kingdom's withdraw from the European Union, commonly known as "Brexit”;

•	higher levels of credit risk and payment fraud and longer payment cycles associated with, and increased difficulty of payment collections from certain international customers;

•	burdens and risks of complying with a number and variety of foreign laws and regulations, including the Foreign Corrupt Practices Act

•	laws and regulations may change from time to time unexpectedly and may be unpredictably enforced;

•	potential negative consequences from changes in or interpretations of U.S. and foreign tax laws;

•	the cost of developing connected products for countries where Wi-Fi technology has been passed over in favor of more advanced cellular data networks;

•	tariffs, trade barriers and duties;

•	protectionist laws and business practices that favor local businesses in some countries;

•	reduced protection for intellectual property rights in some countries;

•	difficulties and associated costs in managing multiple international locations; and

•	delays from customs brokers or government agencies.

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

We have significant operations in China, where many of the risks listed above are particularly acute. China experiences high turnover of direct labor due to the intensely competitive and fluid market for labor, and if our labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our labor needs, then our business and results of operations could be adversely affected. In addition, if significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. For example, the U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, which currently affect our products. In May 2019, tariffs on accessories were increased to 25% and tariffs on other imports were imposed at 15% effective September 2019, which will be reduced to 7.5% effective February 2020 as part of a “Phase One” agreement between the U.S. and China on trade matters. In the event that future tariffs are imposed on imports of our products, the amounts of existing tariffs are increased, or China or other countries take retaliatory trade measures in response to existing or future tariffs, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. In response to future tariffs, we may further shift production outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations.

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

As of September 28, 2019, we had gross U.S. federal net operating loss carryforwards of $60.6 million, which expire beginning in 2035, and gross state net operating loss carryforwards of $36.2 million, which expire beginning in 2025, as well as $16.1 million in foreign net operating loss carryforwards, of which $1.4 million have an indefinite life. As of September 28, 2019, we also had U.S. federal research and development tax credit carryforwards of $33.8 million and state research and development tax credit carryforwards of $25.9 million, which will expire beginning in 2025 and 2024, respectively. It is possible that we will not generate taxable income in time to use our net operating loss carryforwards before their expiration.

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

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. We previously reported and remediated material weaknesses in internal control over financial reporting. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare consolidated financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our consolidated financial statements and adversely impact our stock price.

Risks related to ownership of our common stock

The stock price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance.

The stock price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $9.58 to $21.69 through December 28, 2019. The stock price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

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

Item 2. Unregistered sales of equity securities and use of proceeds

Recent sales of unregistered securities

None.

Issuer purchases of equity securities

The following table presents information with respect to our repurchase of common stock during the quarter ended December 28, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Sept 29 - Oct 26	107,602	$12.89	107,602	$48,611
Oct 27 - Nov 23	115,339	$12.81	115,339	$47,131
Nov 24 - Dec 28	4,300	$12.98	4,300	$47,075
Total	227,241		227,241

(1) In September 2019, the Board of Directors authorized a common stock repurchase program of up to $50.0 million. See Note 9. Stockholders’ Equity for further information. The Company withholds shares of common stock from certain employees in connection with the vesting of restricted stock unit awards issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.

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

Item 6. Exhibit index

Exhibit number		Incorporated by reference				Filed or furnished herewith
	Exhibit title	Form	File no.	Exhibit	Filing date
10.1	Offer Letter between Edward Lazarus and the Registrant, dated December 5, 2018					X
10.2	2018 Equity Incentive Plan and forms of agreement thereunder					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2019, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income, (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Sonos, Inc.

Date: February 5, 2020	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 5, 2020	By:	/s/ Brittany Bagley
Brittany Bagley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)