Form 10-Q
period 2020-03-28
Sonos Inc
filed 2020-05-07
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of April 25, 2020, the registrant had 108,953,313 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)
	As of
	March 28, 2020	September 28, 2019
Assets
Current assets:
Cash and cash equivalents	$283,250	$338,641
Restricted cash	182	179
Accounts receivable, net of allowances	40,172	102,743
Inventories	112,476	219,784
Prepaids and other current assets	27,945	17,762
Total current assets	464,025	679,109
Property and equipment, net	74,910	78,139
Operating lease right-of-use assets	54,213	—
Goodwill	15,545	1,005
Intangible assets, net	27,143	13
Deferred tax assets	1,042	1,154
Other noncurrent assets	2,297	2,185
Total assets	$639,175	$761,605

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$82,111	$251,941
Accrued expenses	43,041	69,856
Accrued compensation	28,397	41,142
Short-term debt	8,333	8,333
Deferred revenue, current	14,590	13,654
Other current liabilities	36,727	17,548
Total current liabilities	213,199	402,474
Operating lease liabilities, noncurrent	56,198	—
Long-term debt	21,545	24,840
Deferred revenue, noncurrent	45,753	42,795
Other noncurrent liabilities	2,676	10,568
Total liabilities	339,371	480,677

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value	113	110
Treasury stock	(51,310)	(13,498)
Additional paid-in capital	541,937	502,757
Accumulated deficit	(189,922)	(208,377)
Accumulated other comprehensive loss	(1,014)	(64)
Total stockholders’ equity	299,804	280,928
Total liabilities and stockholders’ equity	$639,175	$761,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Revenue	$175,098	$210,173	$737,181	$706,544
Cost of revenue	102,089	119,760	436,552	420,842
Gross profit	73,009	90,413	300,629	285,702
Operating expenses
Research and development	49,593	40,080	102,120	77,175
Sales and marketing	50,504	49,371	127,928	115,223
General and administrative	26,119	23,900	56,327	47,724
Total operating expenses	126,216	113,351	286,375	240,122
Operating income (loss)	(53,207)	(22,938)	14,254	45,580
Other income (expense), net
Interest income	874	1,227	1,873	1,501
Interest expense	(374)	(616)	(827)	(1,288)
Other income (expense), net	(1,423)	(710)	3,001	(4,708)
Total other income (expense), net	(923)	(99)	4,047	(4,495)
Income (loss) before provision for (benefit from) income taxes	(54,130)	(23,037)	18,301	41,085
Provision for (benefit from) income taxes	(1,810)	(213)	(153)	2,242
Net income (loss)	$(52,320)	$(22,824)	$18,454	$38,843

Net income (loss) attributable to common stockholders
Basic	$(52,320)	$(22,824)	$18,454	$38,843
Diluted	$(52,320)	$(22,824)	$18,454	$38,843

Net income (loss) per share attributable to common stockholders
Basic	$(0.48)	$(0.22)	$0.17	$0.38
Diluted	$(0.48)	$(0.22)	$0.16	$0.35

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders
Basic	109,515,049	102,331,529	109,249,866	101,239,817
Diluted	109,515,049	102,331,529	117,819,569	111,474,057

Total comprehensive income (loss)
Net income (loss)	$(52,320)	$(22,824)	$18,454	$38,843
Change in foreign currency translation adjustment	(431)	660	(950)	1,169
Comprehensive income (loss)	$(52,751)	$(22,164)	$17,504	$40,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at September 28, 2019	109,623,417	$110	$502,757	(1,020,775)	$(13,498)	$(208,377)	$(64)	$280,928
Issuance of common stock pursuant to equity incentive plans	1,561,696	1	7,968	—	—	—	—	7,969
Repurchase of common stock	—	—	—	(372,149)	(5,078)	—	—	(5,078)
Stock-based compensation expense	—	—	13,204	—	—	—	—	13,204
Net income	—	—	—	—	—	70,775	—	70,775
Change in foreign currency translation adjustment	—	—	—	—	—	—	(519)	(519)
Balance at December 28, 2019	111,185,113	111	523,929	(1,392,924)	(18,576)	(137,602)	(583)	367,279
Issuance of common stock pursuant to equity incentive plans	1,548,614	2	4,614	—	—	—	—	4,616
Repurchase of common stock	—	—	—	(2,491,728)	(32,734)	—	—	(32,734)
Stock-based compensation expense	—	—	13,394	—	—	—	—	13,394
Net loss	—	—	—	—	—	(52,320)	—	(52,320)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(431)	(431)
Balance at March 28, 2020	112,733,727	$113	$541,937	(3,884,652)	$(51,310)	$(189,922)	$(1,014)	$299,804

Balance at September 29, 2018	100,868,250	$101	$424,617	(807,040)	$(11,072)	$(203,611)	$(1,677)	208,358
Issuance of common stock pursuant to equity incentive plans	174,453	—	462	—	—	—	—	462
Stock-based compensation expense	—	—	9,032	—	—	—	—	9,032
Net income	—	—	—	—	—	61,667	—	61,667
Change in foreign currency translation adjustment	—	—	—	—	—	—	509	509
Balance at December 29, 2018	101,042,703	$101	$434,111	(807,040)	$(11,072)	$(141,944)	$(1,168)	280,028
Issuance of common stock pursuant to equity incentive plans	4,649,929	5	18,480	—	—	—	—	18,485
Repurchase of common stock	—	—	—	(54,314)	(566)	—	—	(566)
Stock-based compensation expense	—	—	11,086	—	—	—	—	11,086
Net loss	—	—	—	—	—	(22,824)	—	(22,824)
Change in foreign currency translation adjustment	—	—	—	—	—	—	660	660
Balance at March 30, 2019	105,692,632	$106	$463,677	(861,354)	$(11,638)	$(164,768)	$(508)	$286,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities
Net income	$18,454	$38,843
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,831	18,964
Stock-based compensation expense	26,598	20,118
Other	2,989	1,607
Deferred income taxes	74	441
Foreign currency transaction (gain) loss	(420)	2,300
Changes in operating assets and liabilities:
Accounts receivable, net	63,344	7,933
Inventories	106,245	86,814
Other assets	(9,690)	(5,433)
Accounts payable and accrued expenses	(191,070)	(111,227)
Accrued compensation	(14,443)	(6,205)
Deferred revenue	3,729	4,562
Other liabilities	10,727	6,388
Net cash provided by operating activities	35,368	65,105
Cash flows from investing activities
Purchases of property and equipment and intangible assets	(25,800)	(8,087)
Cash paid for acquisition, net of acquired cash	(36,289)	—
Net cash used in investing activities	(62,089)	(8,087)
Cash flows from financing activities
Repayments of borrowings	(3,333)	—
Payments for repurchase of common stock	(37,812)	(566)
Proceeds from exercise of common stock options	12,585	18,947
Payments of offering costs	—	(585)
Net cash provided by (used in) financing activities	(28,560)	17,796
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(107)	(475)
Net increase (decrease) in cash, cash equivalents and restricted cash	(55,388)	74,339
Cash, cash equivalents and restricted cash
Beginning of period	338,820	221,120
End of period	$283,432	$295,459
Supplemental disclosure
Cash paid for interest	$851	$1,244
Cash paid for taxes, net of refunds	$1,025	$1,941
Cash paid for amounts included in the measurement of lease liabilities	$7,346	$—
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$3,270	$2,426
Right-of-use assets obtained in exchange for new operating lease liabilities	$75,642	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business overview and basis of presentation

Description of business

Sonos, Inc. and its wholly owned subsidiaries (collectively, “Sonos,” the “Company,” “we,” “us” or “our”) designs, develops, manufactures, and sells audio products and services. The Sonos sound system provides customers with an immersive listening experience created by the design of its speakers and components, a proprietary software platform, and the ability to stream content from a variety of sources over the customer’s wireless network or over Bluetooth.

The Company’s products are sold through third-party physical retailers, including custom installers of home audio systems, select e-commerce retailers, and its website sonos.com. The Company’s products are distributed in over 50 countries through its wholly owned subsidiaries: Sonos Europe B.V. in the Netherlands, Beijing Sonos Technology Co. Ltd. in China, Sonos Japan GK in Japan, and Sonos Australia Pty Ltd. in Australia.

Basis of presentation and preparation

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet as of March 28, 2020 has been derived from the audited financial statements of the Company. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and its cash flows for the interim periods presented. The results of operations for the six months ended March 28, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

On November 14, 2019, the Company completed the acquisition of 100% of the equity interests in Snips SAS ("Snips"), a France-based provider of an artificial intelligence voice technology. The results of Snips' operations have been included in the Company’s consolidated results of operations since the date of acquisition.

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

The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday, and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2015, and will reoccur this fiscal year ending October 3, 2020. The six months ended March 28, 2020 and March 30, 2019 spanned 26 weeks each. As used in this Quarterly Report on Form 10-Q, “fiscal 2020” refers to the fiscal year ending October 3, 2020 and “fiscal 2019” refers to the fiscal year ended September 28, 2019.

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

In March 2020, the outbreak of the novel coronavirus (COVID-19) was declared a pandemic. While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions noted above. Actual results and outcomes may differ from management's estimates and assumptions.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

2. Summary of significant accounting policies

There have been no changes in the Company’s significant accounting policies, recently adopted accounting pronouncements or recent accounting pronouncements pending adoption from those disclosed in the Annual Report, except as noted below.

Business combinations

The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net acquisition date fair value of the assets acquired and the liabilities assumed. The Company uses best estimates and assumptions, including but not limited to, future expected cash flows, expected asset lives and discount rates, to assign a fair value to the tangible and intangible assets acquired and liabilities assumed in business combinations as of the acquisition date. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations and comprehensive income (loss).

Recently adopted accounting pronouncements

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases, and it subsequently issued amendments to the initial guidance (collectively referred to as "Topic 842"), which modifies lease accounting in order to increase transparency and comparability among entities. Topic 842 requires lessees to recognize operating leases as right–of–use assets and lease liabilities on the balance sheets. The lease liabilities are initially measured at the present value of the future lease payments.

The Company adopted Topic 842 as of September 29, 2019, using the modified retrospective method under ASU 2018-11, Leases (Topic 842): Targeted Improvements. As such, prior periods were not retrospectively adjusted. There was no cumulative effect to the accumulated deficit upon adoption. The Company elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs.

Adoption of the new standard resulted in the recording of right-of-use assets and operating lease liabilities of approximately $63.7 million and $73.7 million, respectively on September 29, 2019, with an increase to total assets and liabilities of approximately $62.5 million. The difference between the right-of-use assets and lease liabilities was primarily attributable to deferred rent and rent incentives. There was no impact on the Company's condensed consolidated statement of operations and comprehensive income (loss) or condensed consolidated statements of cash flows. See Note 6 for further information on leases.

Internal-use software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. In the first quarter of fiscal 2020, the Company prospectively adopted this standard. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Goodwill

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill, which simplifies the subsequent measurement of goodwill by eliminating the second step of

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

the goodwill impairment test. The second step measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the new guidance, a company will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The Company early adopted the standard in the second quarter of fiscal 2020. The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures for this fiscal quarter.

Recent accounting pronouncements pending adoption

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, and it subsequently issued amendments to the initial guidance (collectively referred to as "Topic 326"), which provide a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including accounts receivable. The standard will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company intends to adopt this standard in the first quarter of fiscal 2021 and is currently evaluating the impact of adoption on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard eliminates disclosures such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and adds new disclosure requirements for Level 3 measurements. The standard will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements or disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification Topic 740 ("ASC 740") as well as by improving consistent application of the topic by clarifying and amending existing guidance. This standard will be effective for the Company in the first quarter of fiscal 2022, with early adoption permitted. The Company is currently evaluating the timing of adoption and impact on the Company's consolidated financial statements.

3. Fair value measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The carrying values of the Company’s long-term debt approximate their fair values as of March 28, 2020 and September 28, 2019 as the debt carries a variable rate or market rates that approximate those currently available to the Company.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of March 28, 2020 and September 28, 2019:

	March 28, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$161,159	$—	$—	$161,159

	September 28, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$267,806	$—	$—	$267,806

4. Revenue and geographic information

Disaggregation of revenue

Revenue by geographical region includes the applicable service revenue attributable to each region and is based on ship-to address, as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
(In thousands)
Americas	$101,964	$116,344	$405,158	$375,071
Europe, Middle East and Africa (“EMEA”)	57,252	79,307	269,990	295,387
Asia Pacific (“APAC”)	15,882	14,522	62,033	36,086
Total revenue	$175,098	$210,173	$737,181	$706,544

Revenue is attributed to individual countries based on ship-to address and includes the applicable service revenue attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
(In thousands)
United States	$94,755	$109,852	$372,028	$346,964
Germany	6,754	20,085	65,742	76,140
United Kingdom	11,927	15,729	61,234	70,226
Other countries	61,662	64,507	238,177	213,214
Total revenue	$175,098	$210,173	$737,181	$706,544

In the first quarter of fiscal 2020, the Company began reporting product revenue in the following categories: Sonos speakers, Sonos system products and Partner products and other revenue. These categories further align revenue reporting with the evolving nature of the Company's products, customers' engagement across multiple categories and how the Company evaluates its business. Revenue by product category includes the applicable service revenue attributable to each product category. Revenue by major product category is as follows:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
(In thousands)
Sonos speakers	$116,367	$160,505	$583,044	$596,611
Sonos system products	47,202	38,564	108,723	90,998
Partner products and other revenue	11,529	11,104	45,414	18,935
Total revenue	$175,098	$210,173	$737,181	$706,544

5. Balance sheet components

Accounts receivable, net of allowances

Accounts receivable, net of allowances, consist of the following:

	March 28, 2020	September 28, 2019
(In thousands)
Accounts receivable	$57,776	$124,049
Allowance for doubtful accounts	(1,744)	(1,255)
Allowance for sales incentives	(15,860)	(20,051)
Accounts receivable, net of allowances	$40,172	$102,743

Inventories

Inventories consist of the following:

	March 28, 2020	September 28, 2019
(In thousands)
Finished goods	$102,003	$207,723
Component parts	10,473	12,061
Inventories	$112,476	$219,784

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

Goodwill

The following table presents details of the Company's goodwill for the six months ended March 28, 2020:

(In thousands)
Balance as of September 28, 2019	$1,005
Goodwill acquired	14,282
Purchase price adjustment	258
Balance as of March 28, 2020	$15,545

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Intangible assets

The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	March 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Technology	$7,527	$(529)	$6,998	4.33
Other	39	(7)	32	0.01
Total finite-lived intangible assets	7,566	(536)	7,030	4.34
In-process research and development and other intangible assets not subject to amortization	20,113	—	20,113
Total intangible assets	$27,679	$(536)	$27,143

The following table summarizes estimated future amortization expense of the Company's intangible assets as of March 28, 2020:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2020	$924
2021	1,848
2022	1,832
2023	1,235
2024	1,020
2025 and thereafter	171
Total future amortization expense	$7,030

Accrued expenses
Accrued expenses consist of the following:

	March 28, 2020	September 28, 2019
(In thousands)
Accrued advertising and marketing	$13,320	$25,662
Accrued taxes	2,468	4,388
Accrued inventory	4,657	6,494
Accrued manufacturing, logistics and product development	13,215	14,783
Accrued general and administrative expenses	6,693	12,455
Other accrued payables	2,688	6,074
Total accrued expenses	$43,041	$69,856

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and platform services.

The following table presents the changes in the Company’s deferred revenue for the six months ended March 28, 2020 and March 30, 2019:

	March 28, 2020	March 30, 2019
(In thousands)
Deferred revenue, beginning of period	$56,449	$50,967
Recognition of revenue included in beginning of period deferred revenue	(6,904)	(6,040)
Revenue deferred, net of revenue recognized on contracts in the respective period	10,798	10,306
Deferred revenue, end of period	$60,343	$55,233

The Company expects the following recognition of deferred revenue as of March 28, 2020:

	For the fiscal years ending
	2020	2021	2022	2023	2024 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$7,503	$13,727	$11,881	$9,953	$17,279	$60,343

Other current liabilities

Other current liabilities consist of the following:

	March 28, 2020	September 28, 2019
(In thousands)
Reserve for returns	$13,253	$12,110
Short-term operating lease liabilities	11,918	—
Product warranty liability	3,744	3,254
Other	7,812	2,184
Total other current liabilities	$36,727	$17,548

The following table presents the changes in the Company’s warranty liability for the six months ended March 28, 2020 and March 30, 2019:

	March 28, 2020	March 30, 2019
(In thousands)
Warranty liability, beginning of period	$3,254	$2,450
Provision for warranties issued during the period	7,098	6,934
Settlements of warranty claims during the period	(6,608)	(5,658)
Warranty liability, end of period	$3,744	$3,726

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

6. Leases

The substantial majority of the Company's leases are for its office spaces and facilities, which are accounted for as operating leases. These facilities operate under leases with initial terms from one to ten years and expire at various dates through 2026. The Company determines whether an arrangement is a lease at inception if there is an identified asset, and it has the right to control the identified asset for a period of time. Some of the Company's leases include options to extend the leases for up to 5 years, and some include options to terminate the leases within 1 year. The Company's lease terms are only for periods in which it has enforceable rights and are impacted by options to extend or terminate the lease only when it is reasonably certain that the Company will exercise the option.

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

Most of the Company's leases do not contain an implicit interest rate. Therefore, the Company uses judgment to estimate an incremental borrowing rate, which is defined as the rate of interest the Company would have to pay to borrow an amount that is equal to the lease obligations, on a collateralized basis, and over a similar term. The Company takes into consideration the terms of the Company's Credit Facility (as defined in Note 7), lease terms, and current interest rates to determine the incremental borrowing rate at lease commencement date. At March 28, 2020, the Company's weighted-average discount rate was 4.11%, while the weighted-average remaining lease term was 5.14 years. As part of the supplemental cash flow disclosure, the right-of-use assets obtained in exchange for new operating lease liabilities does not reflect the impact of prepaid or deferred rent.

The components of lease expense for the three and six months ended March 28, 2020 were as follows:

	Three Months Ended	Six Months Ended
	March 28, 2020	March 28, 2020
(In thousands)
Operating lease cost	$3,542	$7,182
Short-term lease cost	58	116
Variable lease cost	1,558	2,946
Total lease cost	$5,158	$10,244

For the three and six months ended March 28, 2020, total rental expense was $3.6 million and $7.3 million, respectively, and total common area maintenance expense was $1.6 million and $2.9 million, respectively. For the three and six months ended March 30, 2019, total rental expense was $3.4 million and $6.9 million, respectively, and total common area maintenance expense was $1.4 million and $2.7 million, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following table summarizes the maturity of lease liabilities under operating leases as of March 28, 2020:

Fiscal years ending	Operating leases
(In thousands)
Remainder of fiscal 2020	$8,077
2021	15,225
2022	14,477
2023	14,863
2024	13,866
2025	9,172
Thereafter	1,775
Total lease payments	77,455
Less imputed interest	(9,339)
Total lease liabilities	$68,116

Under Topic 840, the following table represents the gross minimum rental commitments under noncancelable leases as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019:

Fiscal years ending	Operating leases
(In thousands)
2020	$15,627
2021	14,759
2022	14,136
2023	14,395
2024	13,615
Thereafter	10,951
Total minimum lease commitments	$83,483

7. Debt

The Company's debt obligations consist of the Secured Credit Facility with J.P. Morgan Chase Bank, N.A. (the “Credit Facility”), the J.P. Morgan Chase Bank, N.A. Secured Term Loan (the "Term Loan"), as well as debt acquired in the acquisition of Snips.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The Company’s short- and long-term debt obligations as of March 28, 2020 and September 28, 2019 were as follows:

	March 28, 2020		September 28, 2019
(In thousands, except percentages)
Term loan (1)	4.1%	$30,000	4.6%	$33,333
Unamortized debt issuance costs (2)		(122)		(160)
Total indebtedness		29,878		33,173
Less short-term portion		(8,333)		(8,333)
Long-term debt		$21,545		$24,840

(1)	Due in October 2021 and bears interest at a variable rate equal to an adjusted LIBOR plus 2.25%, payable quarterly.

(2)	Debt issuance costs are recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility allows the Company to borrow up to $80.0 million, restricted to the value of the borrowing base, which is based on the value of inventory and accounts receivable and is subject to monthly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of both March 28, 2020 and September 28, 2019, the Company did not have any outstanding borrowings and had $4.5 million in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility and the Term Loan require the Company to maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of March 28, 2020 and September 28, 2019, the Company was in compliance with all financial covenants. The Credit Facility and the Term Loan are collateralized by eligible inventory and accounts receivable of the Company, as well as the Company's intellectual property including patents and trademarks.

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

On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. and Google LLC and a lawsuit in the U.S. District Court for the Central District of California against Google LLC. The complaint and lawsuit each allege infringement of certain Sonos patents related to its smart speakers and related technology. On February 6, 2020, the ITC initiated a formal investigation into the Company’s claims. Google and Alphabet filed an initial answer in the ITC action on February 27, 2020 and an amended answer on April 3, 2020, denying infringement and alleging that the asserted patents are invalid. On March 4, 2020, the California District Court stayed the district court proceeding pending resolution of the ITC investigation. On March 11, 2020, Google filed an answer in the California District Court, denying infringement and alleging that the asserted patents are invalid.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of March 28, 2020 and September 28, 2019.

The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

9. Stockholders' equity

Share repurchase program

In September 2019, the Board of Directors authorized a common stock repurchase program of up to $50.0 million. During the six months ended March 28, 2020, the Company repurchased 2,536,845 shares for an aggregate purchase price of $33.2 million at an average price of $13.07 per share under the repurchase program. The Company had $16.8 million available for share repurchases under the repurchase program as of March 28, 2020. Additionally, treasury stock during the six months ended March 28, 2020 included shares withheld to satisfy employees' tax withholding requirements in connection with vesting of restricted stock unit awards ("RSUs").

10. Stock-based compensation

In 2003, the Company’s Board of Directors (the “Board”) established the 2003 Stock Plan (as amended, the “2003 Plan”). In July 2018, the Board adopted the 2018 Equity Incentive Plan (the “2018 Plan”) and ceased granting awards under the 2003 Plan. The 2018 Plan became effective in connection with the Company's initial public offering ("IPO"). Any remaining shares of common stock available for issuance under the 2003 Plan on the effective date of the 2018 Plan were added to the shares of common stock reserved for issuance under the 2018 Plan as of such date, and additional shares of common stock that would become available for issuance under the 2003 Plan in the future will instead become available for issuance under the 2018 Plan, as further discussed in the Annual Report.
Stock options
Pursuant to the 2018 Plan, the Company issues stock options to employees. The fair value of the stock options is based on the Company’s closing stock price on the trading day immediately prior to the date of grant. The option price, number of shares and grant date are determined at the discretion of the Board. For so long as the option holder performs services for the Company, the options generally vest over 48 months, with cliff vesting after one year and generally vest on a monthly or quarterly basis thereafter, and are exercisable for a period not to exceed ten years from the date of grant.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 29, 2019	37,155,568	$11.39	6.3	$94,288
Granted	—
Exercised	(2,186,674)
Forfeited	(892,262)
Outstanding at March 28, 2020	34,076,632	$11.67	5.9	$34,439
At March 28, 2020
Options exercisable	26,650,301	$10.94	5.4	$34,439
Options vested and expected to vest	33,117,267	$11.59	5.9	$34,439

As of March 28, 2020 and September 28, 2019, the Company had $29.9 million and $43.9 million, respectively, of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.7 and 2.0 years, respectively.

Restricted stock units
Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. The fair value of RSUs is based on the Company's closing stock price on the trading day immediately preceding the date of grant. RSUs typically have an initial annual cliff vest, and then vest quarterly over the service period, which is generally four years. The summary of the Company’s unvested RSU activity is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Unvested at September 29, 2019	6,716,786	$11.40	$90,744
Granted	1,572,617
Vested	(923,636)
Forfeited	(382,429)
Unvested at March 28, 2020	6,983,338	$11.99	$60,196
At March 28, 2020
Units expected to vest	5,648,433	$12.00	$48,689

As of March 28, 2020 and September 28, 2019, the Company had $62.6 million and $55.6 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 3.1 and 3.4 years, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Stock-based compensation

Total stock-based compensation expense by functional category was as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
(In thousands)
Cost of revenue	$278	$218	$561	$403
Research and development	5,427	4,284	10,543	7,888
Sales and marketing	3,407	3,128	6,948	5,809
General and administrative	4,282	3,456	8,546	6,018
Total stock-based compensation expense	$13,394	$11,086	$26,598	$20,118

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

The Company had an income tax benefit of $1.8 million and $0.2 million for the three months ended March 28, 2020 and March 30, 2019, respectively, related to foreign and U.S. federal and state income taxes. The Company had an income tax benefit of $0.2 million and an income tax expense of $2.2 million for the six months ended March 28, 2020 and March 30, 2019, respectively, related to foreign and U.S. federal and state income taxes. For the three and six months ended March 28, 2020, the Company continues to maintain a full valuation allowance on its U.S. federal, state, and certain foreign jurisdictions net deferred tax assets as it is more likely than not that those deferred tax assets will not be realized.

For the six months ended March 28, 2020, the Company's tax provision includes a discrete income tax benefit of approximately $0.6 million as a result of a favorable release of uncertain tax positions in the U.S. coinciding with the issuance of the Base Erosion and Anti-Abuse Tax (“BEAT”) Regulations. For the three and six months ended March 28, 2020, the Company excluded the U.S. and certain foreign jurisdictions from the calculation of the estimated annual effective tax rate ("AETR") as the Company anticipates an ordinary loss in these jurisdictions for which no tax benefit can be recognized. For the three and six months ended March 30, 2019, the Company calculated its U.S. income tax provision using the discrete method as though the interim year to date period was an annual period. The application of the AETR method generally required by ASC 740 was impractical for the U.S. interim tax provision in fiscal 2019 given that normal deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method.

12. Net income (loss) per share attributable to common stockholders

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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$(52,320)	$(22,824)	$18,454	$38,843
Denominator:
Weighted-average shares of common stock—basic	109,515,049	102,331,529	109,249,866	101,239,817
Effect of potentially dilutive stock options	—	—	6,185,155	9,901,628
Effect of RSUs	—	—	2,384,548	332,612
Weighted-average shares of common stock—diluted	109,515,049	102,331,529	117,819,569	111,474,057
Net income (loss) per share attributable to common stockholders:
Basic	$(0.48)	$(0.22)	$0.17	$0.38
Diluted	$(0.48)	$(0.22)	$0.16	$0.35

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Stock options to purchase common stock	34,840,568	41,602,128	29,425,147	34,926,238
Restricted stock units	7,081,150	3,215,651	4,635,242	1,410,272
Total	41,921,718	44,817,779	34,060,389	36,336,510

13. Business combination

On November 14, 2019, the Company completed the acquisition of 100% of the equity interests of Snips, a France-based provider of an artificial intelligence voice platform for connected devices that provides private-by-design, voice technology. The acquisition brought a talented group of employees and strategic IP to enhance the voice experience on Sonos products. The total purchase price consideration of the acquisition of Snips was $36.3 million, of which $35.6 million was paid in cash at closing, and $0.7 million was recorded as a contingent consideration liability. The terms of the contingent consideration were met, and the contingent consideration was paid in cash in the second quarter of fiscal 2020.

The Company accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed, with $25.2 million in intangible assets, $3.2 million in net liabilities assumed, and $14.3 million in estimated goodwill on the date of acquisition. Subsequent to the acquisition date, an immaterial purchase price adjustment was recorded resulting in an immaterial increase to goodwill. The goodwill recognized was primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Snips’ technology into the Company's products. The goodwill is not deductible for income tax purposes.

The results of Snips' operations have been included in the Company's consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's condensed consolidated statement of operations and comprehensive income.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. Except as required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Our innovative products, seamless customer experience and expanding global footprint have driven 14 consecutive years of sustained revenue growth from our first product launch through the end of our last completed fiscal year. We sell our products primarily through over 10,000 third-party physical retail stores, including custom installers of home audio systems. We also sell through select e-commerce retailers and our website sonos.com. Our products are distributed in over 50 countries.

COVID-19 Impacts

In December 2019, the novel coronavirus (COVID-19) was reported in China and subsequently was declared a global pandemic in March 2020 by the World Health Organization. The impact of the pandemic has led to significant challenges to our global economy. Starting in March 2020, we implemented global travel restrictions and work-from-home policies for employees who have the ability to work remotely. As of the date of this report, these policies have not materially adversely affected our operations, financial reporting or internal controls.

Customer demand. We saw weakening demand and closures of physical retail stores in the majority of our end markets. Our retail partners have made significant modifications to the retail experience, such as store closures, placing limits on the number of customers permitted in stores, and shifting from in-store shopping to curbside pickup. Our retail partners reduced orders to adjust inventory levels in response to lower consumer sales resulting from decreased store traffic. The demand for our products could be adversely affected depending on the severity and duration of the crisis and the resulting restrictions on physical retail stores. Despite these challenges, we experienced growth in our direct-to-consumer sales channel, primarily through our website, as consumers shifted to online purchasing. Revenue from our direct-to-consumer channel increased 31.7% for the three months ended March 28, 2020 compared to the three months ended March 30, 2019.

Supply chain. As of the date of this report, there has been minimal disruption to our supply chain and we continue to have the ability to meet our customer demand.

Liquidity and capital resources. We have implemented a number of initiatives to maintain our liquidity and rationalize our operating expenses, including reducing the pace of investment in inventory, suspending travel, and suspending new hiring, employee promotions and merit-based payroll increases. To the extent that disruption to the business continues, we will evaluate additional cost management initiatives, which will be dependent on the severity and duration of the COVID-19 pandemic.

We believe our existing cash and cash equivalent balances, cash flow from operations, and committed credit lines are sufficient to meet our long-term working capital and capital expenditure needs. As of March 28, 2020, we had cash and cash equivalents of $283.3 million, long-term debt of $21.5 million, and an undrawn revolving credit facility of $80.0 million providing further flexibility.

While the situation caused by COVID-19 is dynamic, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19, refer to Part II, Item 1A. Risk factors.

Key metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are total revenue, products sold, adjusted EBITDA and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA is net income (loss). In the three months ended March 28, 2020 and March 30, 2019, we had net losses of $52.3 million and $22.8 million, respectively. In the six months ended March 28, 2020 and March 30, 2019, we had net income of $18.5 million and $38.8 million, respectively.

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
(in thousands, except percentages)
Total revenue	$175,098	$210,173	$737,181	$706,544
Products sold	681	887	3,620	3,295
Adjusted EBITDA(1)	$(28,382)	$(2,757)	$64,836	$84,662
Adjusted EBITDA margin(1)	(16.2)%	(1.3)%	8.8%	12.0%

(1)
For additional information regarding Adjusted EBITDA and Adjusted EBITDA margin (which are non-GAAP financial measures), including reconciliations of net income (loss), to Adjusted EBITDA, see the sections titled “Adjusted EBITDA and adjusted EBITDA margin” and "Non-GAAP financial measures” below.

Products sold

Products sold represents the number of products that are sold during a period, net of returns. Products sold has been redefined to align with our new product revenue categories and includes the sale of products in the Sonos speakers and Sonos system products categories, as well as module units sold through our partnerships with IKEA and Sonance from our Partner products and other revenue category. Our historical products sold metric has been recast to reflect the change in product revenue categorization and now includes Sonos Boost and module units. Products sold excludes accessories, which have not materially contributed to our revenue historically. Growth rates between products sold and revenue are not perfectly correlated because our revenue is affected by other variables, such as the mix of products sold during the period, promotional discount activity and the introduction of new products that may have higher or lower than average selling prices.

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

We use these non-GAAP financial measures to evaluate our operating performance and trends and make planning decisions. We believe that these non-GAAP financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses and other items that we exclude in these non-GAAP financial measures. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making. Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures, and should not be considered in isolation of, or as alternatives to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest U.S. GAAP equivalent of adjusted EBITDA, and the use of adjusted EBITDA margin rather than operating margin, which is the nearest U.S. GAAP equivalent of adjusted EBITDA margin. These non-GAAP financial measures have certain limitations which:

•	exclude depreciation and amortization, and although these are non-cash expenses, the assets being depreciated may be replaced in the future;

•	exclude stock-based compensation expense, which has been, and will continue to be, a significant recurring expense for our business and an important part of our compensation strategy;

•	do not reflect interest income, primarily resulting from interest income earned on our cash and cash equivalent balances;

•	do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us;

•	do not reflect the effect of foreign currency exchange gains or losses, which is included in other income (expense), net;

•	do not reflect the provision for or benefit from income tax that may result in payments that reduce cash available to us;

•	do not reflect non-recurring expenses and other items that are not considered representative of our underlying operating performance which reduce cash available to us; and

•
may not be comparable to similar non-GAAP financial measures used by other companies, because the expenses and other items that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses and other items, if any, that other companies may exclude from these non-GAAP financial measures when they report their operating results.

Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
(in thousands, except percentages)
Net income (loss)	$(52,320)	$(22,824)	$18,454	$38,843
Add (deduct):
Depreciation and amortization	9,726	9,095	18,831	18,964
Stock-based compensation expense	13,394	11,086	26,598	20,118
Interest income	(874)	(1,227)	(1,873)	(1,501)
Interest expense	374	616	827	1,288
Other (income) expense, net	1,423	710	(3,001)	4,708
Provision for (benefit from) income taxes	(1,810)	(213)	(153)	2,242
Legal and transaction related costs (1)	1,705	—	5,153	—
Adjusted EBITDA	$(28,382)	$(2,757)	$64,836	$84,662
Revenue	$175,098	$210,173	$737,181	$706,544
Adjusted EBITDA margin	(16.2)%	(1.3)%	8.8%	12.0%

(1)
Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet Inc. and Google LLC as well as legal and transaction costs associated with our recent acquisition activity, which we do not consider representative of our underlying operating performance.

Factors affecting performance

New product introductions. Since 2005, we have released a number of products in multiple audio categories. We intend to introduce new products that appeal to a broad set of consumers, as well as bring our differentiated listening platform and experience to all the places and spaces where our customers listen to the breadth of audio content available, including inside and outside their homes.

Seasonality. Historically, we have experienced the highest levels of revenue in the first fiscal quarter of the year coinciding with the holiday shopping season and our promotional activities.

Components of results of operations

Revenue

In the first quarter of fiscal 2020, we began reporting our product revenue under the following new categories: Sonos speakers, Sonos system products and Partner products and other revenue. This change was to further align revenue reporting with the evolving nature of our products, how customers purchase across multiple categories and how we evaluate our business. We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from Partner products and other revenue sources, such as module revenue from our IKEA partnership, architectural speakers from our Sonance partnership and accessories such as speaker stands and wall mounts, as well as professional services and licensing revenue. We attribute revenue from our IKEA partnership to our APAC region, as our regional revenue is defined by the shipment location. Our revenue is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers. We also defer a portion of our revenue that is allocated to unspecified software upgrades and cloud-based services. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold, principally for sales denominated in the euro and the British pound. The introduction of new products may result in an increase in revenue but may also impact revenue generated from existing products as consumers shift purchases to new products.

Cost of revenue

Cost of revenue consists of product costs, including costs of our contract manufacturers for production, component product costs, shipping and handling costs, tariffs, duty costs, warranty replacement costs, packaging, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, hosting costs, and excess and obsolete inventory write-downs. In addition, we allocate certain costs related to management and facilities, personnel-related expenses, and other expenses associated with supply chain logistics. Personnel-related expenses consist of salaries, bonuses, benefits, and stock-based compensation expenses.

Gross profit and gross margin

Our gross margin may, in the future, fluctuate from period to period based on a number of factors, including the mix of products we sell, the channel mix through which we sell our products, fluctuations of the impacts of our product and material cost saving initiatives, the foreign currency in which our products are sold and tariffs and duty costs implemented by governmental authorities.

Operating expenses

Operating expenses consist of research and development, sales and marketing and general and administrative expenses.

Research and development. Research and development expenses consist primarily of personnel-related expenses, consulting and contractor expenses, tooling, test equipment, prototype materials, and related overhead costs. To date, software development costs have been expensed as incurred because the period between achieving technological feasibility and the release of the software has been short and development costs qualifying for capitalization have been insignificant.

Sales and marketing. Sales and marketing expenses consist primarily of advertising and marketing activity for our products and personnel-related expenses, as well as trade show and event costs, sponsorship costs, consulting and contractor expenses, travel, product display expenses and related depreciation, customer experience and technology support tools, and overhead costs.

General and administrative. General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources and administrative personnel, as well as the costs of professional services, information technology, litigation expenses, patent costs, related overhead, and other administrative expenses.

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

	Three Months Ended				Six Months Ended
	March 28, 2020		March 30, 2019		March 28, 2020		March 30, 2019
(Dollars in thousands)	$	%	$	%	$	%	$	%
Revenue	$175,098	100.0%	$210,173	100.0%	$737,181	100.0%	$706,544	100.0%
Cost of revenue (1)	102,089	58.3	119,760	57.0	436,552	59.2	420,842	59.6
Gross profit	73,009	41.7	90,413	43.0	300,629	40.8	285,702	40.4
Operating expenses
Research and development (1)	49,593	28.3	40,080	19.1	102,120	13.9	77,175	10.9
Sales and marketing(1)	50,504	28.8	49,371	23.5	127,928	17.4	115,223	16.3
General and administrative (1)	26,119	14.9	23,900	11.4	56,327	7.6	47,724	6.8
Total operating expenses	126,216	72.1	113,351	53.9	286,375	38.8	240,122	34.0
Operating income (loss)	(53,207)	(30.4)	(22,938)	(10.9)	14,254	1.9	45,580	6.5
Other income (expense), net
Interest income	874	0.5	1,227	0.6	1,873	0.3	1,501	0.2
Interest expense	(374)	(0.2)	(616)	(0.3)	(827)	(0.1)	(1,288)	(0.2)
Other income (expense), net	(1,423)	(0.8)	(710)	(0.3)	3,001	0.4	(4,708)	(0.7)
Total other income (expense), net	(923)	(0.5)	(99)	—	4,047	0.5	(4,495)	(0.6)
Income (loss) before provision for (benefit from) income taxes	(54,130)	(30.9)	(23,037)	(11.0)	18,301	2.5	41,085	5.8
Provision for (benefit from) income taxes	(1,810)	(1.0)	(213)	(0.1)	(153)	—	2,242	0.3
Net income (loss)	$(52,320)	(29.9)%	$(22,824)	(10.9)%	$18,454	2.5%	$38,843	5.5%
Adjusted EBITDA (2)	$(28,382)	(16.2)%	$(2,757)	(1.3)%	$64,836	8.8%	$84,662	12.0%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended				Six Months Ended
	March 28, 2020		March 30, 2019		March 28, 2020		March 30, 2019
	$	%	$	%	$	%	$	%
Cost of revenue	$278	0.2%	$218	0.1%	$561	0.1%	$403	0.1%
Research and development	5,427	3.1	4,284	2.0	10,543	1.4	7,888	1.1
Sales and marketing	3,407	1.9	3,128	1.5	6,948	0.9	5,809	0.8
General and administrative	4,282	2.4	3,456	1.6	8,546	1.2	6,018	0.9
Total stock-based compensation expense	$13,394	7.6%	$11,086	5.3%	$26,598	3.6%	$20,118	2.8%

(2) Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the sections titled “Adjusted EBITDA and adjusted EBITDA margin" and "Non-GAAP financial measures” above.

Comparison of the three and six months ended March 28, 2020 and March 30, 2019

Revenue

Comparison of the three months ended March 28, 2020 and March 30, 2019

	Three Months Ended		Change
	March 28, 2020	March 30, 2019	$	%
(In thousands, except percentages)
Sonos speakers	$116,367	$160,505	$(44,138)	(27.5)%
Sonos system products	47,202	38,564	8,638	22.4%
Partner products and other revenue	11,529	11,104	425	3.8%
Total revenue	$175,098	$210,173	$(35,075)	(16.7)%

Total revenue decreased by $35.1 million, or 16.7%, for the three months ended March 28, 2020 compared to the three months ended March 30, 2019. This decrease was driven by certain retail partners rebalancing inventory, as well as by the effects of a weakening global demand environment, and the closures of physical retail stores due to the COVID-19 pandemic impacting replenishment orders in the majority of our end-markets. Despite these challenges, we experienced growth in our direct-to-consumer sales channel, primarily through our website, as consumers shifted to online purchasing. Revenue from our direct-to-consumer sales channel increased 31.7% for the three months ended March 28, 2020 compared to the three months ended March 30, 2019.

Sonos speakers revenue represented 66.5% of total revenue for the three months ended March 28, 2020, and decreased 27.5% compared to the three months ended March 30, 2019, driven by inventory rebalancing by certain retail partners, as well as by the effects of a weakening global demand environment, and the closures of physical retail stores due to the COVID-19 pandemic impacting replenishment orders in the majority of our end-markets. Sonos system products represented 27.0% of total revenue in the three months ended March 28, 2020 and increased 22.4% compared to the three months ended March 30, 2019, driven by the continued success of Sonos AMP and the launch of Sonos Port in late fiscal 2019. Partner products and other revenue represented 6.6% of total revenue in the three months ended March 28, 2020, and increased by 3.8% compared to the three months ended March 30, 2019, driven by our IKEA and Sonance partnerships launched in the second quarter of fiscal 2019.

Revenue for the three months ended March 28, 2020 compared to the three months ended March 30, 2019 decreased 12.4% in Americas and 27.8% in EMEA, while APAC increased 9.4% primarily due to revenue for IKEA recognized in that region.

In constant currency U.S. dollars, total revenue decreased by 16.0% for the three months ended March 28, 2020 compared to the three months ended March 30, 2019. We calculate constant currency growth percentages by translating our prior-period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

	Three Months Ended
	March 28, 2020	March 30, 2019	Change
(products sold units in thousands)
Total products sold	681	887	(206)	(23.2)%

Volume of products sold decreased for the three months ended March 28, 2020 compared to the three months ended March 30, 2019, which was driven by a decrease in the Sonos speakers category.

Comparison of the six months ended March 28, 2020 and March 30, 2019

	Six Months Ended		Change
	March 28, 2020	March 30, 2019	$	%
(In thousands, except percentages)
Sonos speakers	$583,044	$596,611	$(13,567)	(2.3)%
Sonos system products	108,723	90,998	17,725	19.5%
Partner products and other revenue	45,414	18,935	26,479	139.8%
Total revenue	$737,181	$706,544	$30,637	4.3%

Total revenue increased for the six months ended March 28, 2020 compared to the six months ended March 30, 2019 due to strong sales in the first quarter of fiscal 2020 following the launch of several new products and partnerships. This increase was partially offset by the effects of a weakening global demand environment, and the closures of physical retail stores due to the COVID-19 pandemic impacting replenishment orders in the majority of our end-markets.

Sonos speakers represented 79.1% of total revenue in the six months ended March 28, 2020 and decreased 2.3% compared to the six months ended March 30, 2019. We believe this category was more significantly impacted by the effects of a weakening global demand environment, and closures of physical retail stores due to the COVID-19 pandemic impacting replenishment orders in the majority of our end-markets. Sonos system products represented 14.7% of total revenue in the six months ended March 28, 2020 and increased 19.5%, driven by the continued success of Sonos AMP and the launch of Sonos Port in late fiscal 2019. Partner products and other revenue represented 6.2% of total revenue and increased by 139.8%, driven by our IKEA and Sonance partnerships launched in the second quarter of fiscal 2019.

Revenue for the six months ended March 28, 2020 compared to the six months ended March 30, 2019 increased 8.0% in Americas, decreased 8.6% in EMEA, and increased 71.9% in APAC. The increase in APAC was primarily due to revenue for IKEA recognized in that region.

In constant currency U.S. dollars, total revenue increased by 5.4% for the six months ended March 28, 2020 compared to the six months ended March 30, 2019. We calculate constant currency growth percentages by translating our prior-period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

	Six Months Ended
	March 28, 2020	March 30, 2019	Change
(products sold units in thousands)
Total products sold	3,620	3,295	325	9.9%

Volume growth of products sold for the six months ended March 28, 2020 compared to the six months ended March 30, 2019 was driven by growth in Partner products and other revenue and Sonos system products. The volume growth was primarily driven by module units sold as part of the launch of our IKEA partnership in the second quarter of fiscal 2019.

Cost of revenue and gross profit

Comparison of the three months ended March 28, 2020 and March 30, 2019

	Three Months Ended		Change
	March 28, 2020	March 30, 2019	$	%
(In thousands, except percentages)
Cost of revenue	$102,089	$119,760	$(17,671)	(14.8)%
Gross profit	$73,009	$90,413	$(17,404)	(19.2)%
Gross margin	41.7%	43.0%

The decrease in cost of revenue for the three months ended March 28, 2020 compared to the three months ended March 30, 2019 was consistent with the decrease in revenue, offset by approximately $6.3 million of tariffs on products imported from China to the U.S.

Gross margin decreased 130 basis points for the three months ended March 28, 2020 compared to the three months ended March 30, 2019. The decrease was driven by the introduction of tariffs in September 2019. Excluding the effects of tariffs, gross margin would have been 45.3%, an increase of 230 basis points, for the three months ended March 28, 2020 compared to the three months ended March 30, 2019. This increase was driven by volume and mix shifts into higher margin products and channels, as well as product and material cost reductions associated with the consolidation of our supplier base and successful cost negotiations. We calculate gross margin excluding the effects of tariffs by removing the impact of tariffs imposed on goods imported from China to the U.S. from gross profit divided by total revenue.

Comparison of the six months ended March 28, 2020 and March 30, 2019

	Six Months Ended		Change
	March 28, 2020	March 30, 2019	$	%
(In thousands, except percentages)
Cost of revenue	$436,552	$420,842	$15,710	3.7%
Gross profit	$300,629	$285,702	$14,927	5.2%
Gross margin	40.8%	40.4%

The increase in cost of revenue for the six months ended March 28, 2020 compared to the six months ended March 30, 2019 was driven by the increase in revenue and approximately $25.9 million for tariffs on products imported from China to the U.S.

Gross margin increased 40 basis points for the six months ended March 28, 2020 compared to the six months ended March 30, 2019. The increase was driven by volume and mix shifts into higher margin products and channels, as well as product and material cost reductions associated with the consolidation of our supplier base and successful cost negotiations. This increase was partially offset by the introduction of tariffs in September 2019. Excluding the effects of tariffs, gross margin would have been 44.3%, an increase of 390 basis points, for the six months ended March 28, 2020. We calculate gross margin excluding the effects of tariffs by removing the impact of tariffs imposed on goods imported to the U.S. from China from gross profit divided by total revenue.

Research and development

Comparison of the three months ended March 28, 2020 and March 30, 2019

	Three Months Ended		Change
	March 28, 2020	March 30, 2019	$	%
(In thousands, except percentages)
Research and development	$49,593	$40,080	$9,513	23.7%
Percentage of revenue	28.3%	19.1%

The increase in research and development expenses for the three months ended March 28, 2020 compared to the three months ended March 30, 2019 was primarily due to higher personnel-related expenses of $5.5 million as we increased our headcount, including the addition of the Snips team, and $4.0 million in other product development costs as we continue to invest in new products and features.

Comparison of the six months ended March 28, 2020 and March 30, 2019

	Six Months Ended		Change
	March 28, 2020	March 30, 2019	$	%
(In thousands, except percentages)
Research and development	$102,120	$77,175	$24,945	32.3%
Percentage of revenue	13.9%	10.9%

The increase in research and development expenses for the six months ended March 28, 2020 compared to the six months ended March 30, 2019 was primarily due to higher personnel-related expenses of $16.0 million as we increased our headcount, including the addition of the Snips team, higher expenses related to our stock-based compensation, primarily due to shifting from the issuance of stock options to RSUs pursuant the 2018 Plan, and an increase in product development costs of $9.0 million as we continue to invest in new products and features.

Sales and marketing

Comparison of the three months ended March 28, 2020 and March 30, 2019

	Three Months Ended		Change
	March 28, 2020	March 30, 2019	$	%
(In thousands, except percentages)
Sales and marketing	$50,504	$49,371	$1,133	2.3%
Percentage of revenue	28.8%	23.5%

The increase in sales and marketing expenses for the three months ended March 28, 2020 compared to the three months ended March 30, 2019 was due to an increase of $2.9 million in marketing and advertising as well as customer experience and technology support tools. This increase was partially offset by a decrease of $1.5 million primarily related to personnel-related costs and other cost reductions.

Comparison of the six months ended March 28, 2020 and March 30, 2019

	Six Months Ended		Change
	March 28, 2020	March 30, 2019	$	%
(In thousands, except percentages)
Sales and marketing	$127,928	$115,223	$12,705	11.0%
Percentage of revenue	17.4%	16.3%

The increase in sales and marketing expenses for the six months ended March 28, 2020 compared to the six months ended March 30, 2019 was due to an increase of $11.4 million in marketing and advertising as well as customer experience and technology support tools, an increase in personnel-related costs of $1.7 million largely due to higher stock-based compensation, and an increase of $1.0 million in revenue-related sales fees resulting from higher sales in our direct-to-consumer business. These increases were partially offset by other cost reductions.

General and administrative

Comparison of the three months ended March 28, 2020 and March 30, 2019

	Three Months Ended		Change
	March 28, 2020	March 30, 2019	$	%
(In thousands, except percentages)
General and administrative	$26,119	$23,900	$2,219	9.3%
Percentage of revenue	14.9%	11.4%

The increase in general and administrative expenses for the three months ended March 28, 2020 compared to the three months ended March 30, 2019 was primarily due to an increase of $1.7 million in legal fees paid in connection with our IP litigation, as well as other administrative costs.

Comparison of the six months ended March 28, 2020 and March 30, 2019

	Six Months Ended		Change
	March 28, 2020	March 30, 2019	$	%
(In thousands, except percentages)
General and administrative	$56,327	$47,724	$8,603	18.0%
Percentage of revenue	7.6%	6.8%

The increase in general and administrative expenses for the six months ended March 28, 2020 compared to the six months ended March 30, 2019 was primarily due to an increase of $5.2 million in legal fees paid in connection with our IP litigation and our acquisition of Snips, as well as an increase in personnel-related costs of $3.7 million driven by an increase in headcount and higher stock-based compensation. These increases were partially offset by decreases in other administrative costs.

Interest income, interest expense and other income (expense), net

Comparison of the three months ended March 28, 2020 and March 30, 2019

	Three Months Ended		Change
	March 28, 2020	March 30, 2019	$	%
(In thousands, except percentages)
Interest income	$874	$1,227	$(353)	(28.8)%
Interest expense	$374	$616	$(242)	(39.3)%
Other income (expense), net	$(1,423)	$(710)	$(713)	100.4%

Interest income for the three months ended March 28, 2020 compared to the three months ended March 30, 2019 decreased due to lower balances and yields in our cash and cash equivalents. Interest expense for the three months ended March 28, 2020 compared to the three months ended March 30, 2019 decreased primarily due to lower principal balance. The decrease in other income (expense), net for the three months ended March 28, 2020 compared to the three months ended March 30, 2019 was due to foreign currency exchange losses.

Comparison of the six months ended March 28, 2020 and March 30, 2019

	Six Months Ended		Change
	March 28, 2020	March 30, 2019	$	%
(In thousands, except percentages)
Interest income	$1,873	$1,501	$372	24.8%
Interest expense	$827	$1,288	$(461)	(35.8)%
Other income (expense), net	$3,001	$(4,708)	$7,709	*
* not meaningful

Interest income for the six months ended March 28, 2020 compared to the six months ended March 30, 2019 was relatively flat. The decrease in interest expense for the six months ended March 28, 2020 compared to the six months ended March 30, 2019 was primarily driven by a lower principal balance. The increase in other income (expense), net for the six months ended March 28, 2020 compared to the six months ended March 30, 2019 was due to foreign currency exchange gains.

Provision for (benefit from) income taxes

Comparison of the three months ended March 28, 2020 and March 30, 2019

	Three Months Ended		Change
	March 28, 2020	March 30, 2019	$	%
(In thousands, except percentages)
(Benefit from) income taxes	$(1,810)	$(213)	$(1,597)	*
* not meaningful

Benefit from income taxes increased from $0.2 million for the three months ended March 30, 2019 to $1.8 million for the three months ended March 28, 2020.

For the three-months ended March 28, 2020, we recorded a benefit from U.S. state income taxes of $1.8 million. For the three-months ended March 30, 2019, we recorded a provision for income taxes of $0.2 million for certain profitable foreign entities and a benefit from income taxes of $0.4 million for U.S. federal and state income taxes for a total benefit of $0.2 million.

Comparison of the six months ended March 28, 2020 and March 30, 2019

	Six Months Ended		Change
	March 28, 2020	March 30, 2019	$	%
(In thousands, except percentages)
Provision for (benefit from) income taxes	$(153)	$2,242	$(2,395)	(106.8)%

Provision for (benefit from) income taxes changed from a provision of $2.2 million for the six months ended March 30, 2019 to a benefit of $0.2 million for the six months ended March 28, 2020.

For the six months ended March 28, 2020, we recorded a provision for income taxes of $0.4 million for certain profitable foreign entities and a benefit of $0.6 million as a result of a favorable release of uncertain tax positions in the U.S. coinciding with the issuance of the BEAT Regulations. For the six months ended March 30, 2019, we recorded a provision for income taxes of $0.6 million for certain profitable foreign entities and a provision of $1.6 million for U.S. federal and state income taxes for a total provision of $2.2 million.

Liquidity and capital resources

Our operations are financed primarily through cash flows from operating activities, net proceeds from the sale of our equity securities, including net proceeds of $90.6 million from the closing of our IPO on August 6, 2018, and borrowings under our Term Loan and Credit Facility. As of March 28, 2020, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $283.3 million, including $32.0 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of March 28, 2020, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

In response to the impacts of COVID-19, we have implemented a number of initiatives to maintain our liquidity and rationalize our operating expenses, including reducing the pace of investment in inventory, as well as suspending travel, new hiring, employee promotions and merit-based payroll increases. To the extent that disruption to the business continues, we will continue to evaluate additional cost management initiatives which will be dependent on the severity and duration of the COVID-19 pandemic. We believe our existing cash and cash equivalent balances, cash flows from operations and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. The incurrence of additional debt financing would result in increased debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Debt obligations

Our debt obligations consist of the Credit Facility, the Term Loan and debt acquired in our acquisition of Snips. Our short- and long-term debt obligations as of March 28, 2020 and September 28, 2019 were as follows:

	As of
	March 28, 2020		September 28, 2019
(In thousands, except percentages)
Term Loan (1)	4.1%	$30,000	4.6%	$33,333
Unamortized debt issuance costs (2)		(122)		(160)
Total indebtedness		29,878		33,173
Less short-term portion		(8,333)		(8,333)
Long-term debt		$21,545		$24,840

(1)	Due in October 2021, bears interest at a variable rate equal to an adjusted LIBOR plus 2.25%, payable quarterly.

(2)	Debt issuance costs are recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility allows us to borrow up to $80.0 million restricted to the value of the borrowing base which is based on the value of our inventory and accounts receivable and is subject to monthly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of both March 28, 2020 and September 28, 2019, we did not have any outstanding borrowings and had $4.5 million in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility and the Term Loan require that we maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of March 28, 2020 and September 28, 2019, we were in compliance with all financial covenants. The Credit Facility and the Term Loan are collateralized by eligible inventory and accounts receivable, as well as our intellectual property including patents and trademarks.
Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	March 28, 2020	March 30, 2019
(In thousands)
Net cash provided by (used in):
Operating activities	$35,368	$65,105
Investing activities	(62,089)	(8,087)
Financing activities	(28,560)	17,796
Effect of exchange rate changes	(107)	(475)
Net change in cash, cash equivalents and restricted cash	$(55,388)	$74,339

Cash flows from operating activities

Net cash provided by operating activities of $35.4 million for the six months ended March 28, 2020 consisted of net income of $18.5 million, non-cash adjustments of $48.1 million and a net decrease in cash related to changes in operating assets and liabilities of $31.2 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $26.6 million and depreciation and amortization of $18.8 million. The decrease in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $191.1 million related largely to the decrease in inventory, a decrease in accrued compensation of $14.4 million, and an increase in other assets of $9.7 million. The decrease in net change in operating assets and liabilities was offset by a decrease in inventory of $106.2 million due to the seasonality of our business, a decrease in accounts receivable of $63.3 million, an increase in other liabilities of $10.7 million, and an increase in deferred revenue of $3.7 million.

Cash flows from investing activities

Cash used in investing activities for the six months ended March 28, 2020 of $62.1 million was primarily due to net cash paid for acquisition activity of $36.3 million, as well as payments for property and equipment and intangible assets of $25.8 million. Payments for property and equipment and intangible assets were primarily comprised of manufacturing-related tooling and test equipment to support the launch of new products, leasehold improvements, marketing-related product displays, and acquired intellectual property.

Cash flows from financing activities

Cash used in financing activities for the six months ended March 28, 2020 of $28.6 million was primarily for payments for repurchases of common stock of $37.8 million, as well as repayments for borrowings of $3.3 million, partially offset by proceeds from the exercise of stock options of $12.6 million.

Commitments and contingencies

At March 28, 2020, we had $29.1 million in non-cancelable purchase commitments for inventory that we expect to purchase in the remainder of fiscal 2020.

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

Foreign currency risk

Our inventory purchases are primarily denominated in U.S. dollars. Our international sales are primarily denominated in foreign currencies and any movement in the exchange rate between the U.S. dollar and the currencies in which we conduct sales in foreign countries could have an impact on our revenue, principally for sales denominated in the euro and the British pound. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to foreign currency exchange rate fluctuations. In certain countries, where we may invoice customers in the local currency, our revenues benefit from a weaker dollar and are adversely affected by a stronger dollar. The opposite impact occurs in countries where we record expenses in local currencies. In those cases, our costs and expenses benefit from a stronger dollar and are adversely affected by a weaker dollar.

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

For the three months ended March 28, 2020 and March 30, 2019, we recognized a loss from foreign currency of $1.5 million and $0.7 million, respectively. For the six months ended March 28, 2020 and March 30, 2019, we recognized a gain from foreign currency of $2.9 million and a loss from foreign currency of $4.7 million, respectively. Based on transactions denominated in currencies other than respective functional currencies as of March 28, 2020, a hypothetical adverse change of 10% would have resulted in an adverse impact on income (loss) before provision for (benefit from) income taxes of approximately $0.2 million for the three months ended March 28, 2020 and $6.6 million for the six months ended March 28, 2020.

Item 4.    Controls and procedures

Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of March 28, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control

There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our business

Our business has been and is expected to continue to be materially and adversely affected by the ongoing COVID-19 pandemic.

In December 2019, the novel coronavirus (“COVID-19”) emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a global pandemic and governments throughout the world, including in the United States, have declared national emergencies related to the crisis and mandated various restrictions as preventative and mitigation measures. To date, COVID-19 and related preventative and mitigation measures have negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. As of the date of this report, our business and operating results have been affected as a result of reductions in retail partner purchasing in anticipation of a weakened global demand market and the temporary closure of some of the retail stores in the majority of our end-markets. While the duration and severity of the economic impact of COVID-19 is unknown, any recession, depression or general slowdown in the global economy will affect consumer confidence and discretionary spending, which could materially and adversely affect our business, results of operations, financial position and cash flows. Further, if preventative and mitigation measures associated with COVID-19 continue, our business and operations may be impacted by possible additional factors such as supply chain or logistics provider disruptions, disruptions to our installer channel, labor shortages, increased components costs, shipment delays and/or inventory management issues, associated customer dissatisfaction, increased operational costs, and currency volatility related to significant changes in economic or political conditions in the markets in which we operate.
The extent of the impact of the COVID-19 pandemic on our business and operating results is uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic and the response to contain it.

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

We need to increase our revenue to achieve and maintain profitability in the future and we cannot assure you that we will be able to achieve such increase to our revenue, particularly in a global recession or depression. For example, we have recently experienced a decline in revenue as a result of the COVID-19 pandemic, which could continue in future periods. Our ability to achieve revenue growth will depend in part on our ability to execute on our product roadmap and to determine the market opportunity for new products. New product introductions may adversely impact our gross margin in the near to intermediate term due to the frequency of these product introductions and their anticipated increased share of our overall product volume. The expansion of our business and product offerings also places a continuous and significant strain on our management, operational and financial resources. In the event that we are unable to grow our revenue, or in the event that revenue grows more slowly than we expect, our operating results could be adversely affected and our stock price could be harmed.

Our operating results depend on a number of factors and are likely to fluctuate from quarter to quarter and year-over-year, which could cause the trading price of our common stock to decline.

Our operating results and other key metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter and year-over-year. We expect that this trend will continue as a result of a number of factors as set forth in this Item 1A, many of which are outside of our control and may be difficult to predict, including:

•	the impact of COVID-19, its duration and responses to it;

•	seasonality in the demand for our products;

•	the timing and success of new product introductions;

•	competition;

•	the imposition of tariffs and other trade barriers, and the effects of retaliatory trade measures;

•	fluctuations in component and manufacturing costs; and

•	adverse litigation judgments, settlements or other litigation-related costs, especially from litigation involving alleged patent infringement or defense of our patents.

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

Due to the quickly evolving and highly competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. For example, in September 2019, we introduced Sonos One SL, a version of Sonos One without built-in microphones, Sonos Move and Sonos Port. The successful introduction of these products and any new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. We face significant challenges in managing the risks associated with new product introductions and production ramp-up issues, including accurately forecasting initial consumer demand, effectively managing any third-party strategic alliances or collaborative partnerships related to new product development or commercialization, as well as the risk that new products may have quality or other defects in the early stages of introduction. New and upgraded products can also affect the sales and profitability of existing products. Accordingly, if we cannot properly manage the introduction of new products, our operating results and financial condition may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.

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

We are dependent on a limited number of suppliers for various key components used in our products, and we may from time to time have sole source suppliers. The cost, quality and availability of these components are essential to the successful production and sale of our products. We are subject to the risk of industry-wide shortages, price fluctuations and long lead times in the supply of these components and other materials, which risk may be increased as a result of COVID-19. If the supply of these components were to be delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. In the event we are unable to obtain components in sufficient quantities on a timely basis and on commercially reasonable terms, our ability to sell our products in order to meet market demand would be affected and could materially and adversely affect our brand, image, business prospects and operating results.

We also use a small number of logistics providers for substantially all our product delivery to both distributors and retailers. If one of these providers were to experience financial difficulties or disruptions in its business, or be subject to closures or other disruptions as a result of COVID-19, our own operations could be adversely affected. Because substantially all of our products are distributed from a small number of locations and by a small number of companies, we are susceptible to both isolated and system-wide interruptions caused by events out of our control. Any disruption to the operations of our distributions facilities could delay product delivery, harm our reputation among our customers and adversely affect our operating results and financial condition.

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

Demand for our products depends in large part on the availability of streaming third-party content that appeals to our existing and prospective customers. Compatibility with streaming music services, podcast platforms and other content provided by our content partners is a key feature of our products. To date, all our arrangements have been entered into on a royalty-free basis. Some of these content partners compete with us already, and others may in the future produce and sell speakers along with their streaming services. Additionally, other content partners may form stronger alliances with our competitors in the home audio market. Any of our content partners may cease to allow their content to be streamed on our products for a variety of reasons, including as a result of our offering competing services, to promote other partnerships or their products over our products, or to seek to charge us for this streaming. If this were to happen, demand for our products could decrease, our costs could increase and our operating results could be harmed.

If we are unable to accurately anticipate market demand for our products, we may have difficulty managing our production and inventory and our operating results could be harmed.

We must forecast production and inventory needs in advance with our suppliers and manufacturers; our ability to do so accurately could be affected by many factors, including changes in customer demand, new product introductions, sales promotions, channel inventory levels, uncertainty related to the duration and impact of COVID-19, and general economic conditions. If demand does not meet our forecast, excess product inventory could force us to write-down or write-off inventory or to sell the excess inventory at discounted prices, which could cause our gross margin to suffer and impair the strength of our brand. In addition, excess inventory may result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. If demand exceeds our forecast and we do not have sufficient inventory to meet this demand, we would have to rapidly increase production which may result in reduced manufacturing quality and customer satisfaction as well as higher supply and manufacturing costs that would lower our gross margin. Any of these scenarios could adversely impact our operating results and financial condition.

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

We are dependent on our channel partners for a vast majority of our product sales. Some of our key channel partners include Best Buy, which accounted for 16% of our revenue in fiscal 2019, and the ALSO Group, our distributor in Germany, Sweden, Denmark and Norway, which accounted for 10% of our revenue in fiscal 2019. We compete with other consumer products for placement and promotion of our products in the stores of our channel partners, including in some cases products of our channel partners. Our contracts with our channel partners allow them to exercise significant discretion in the placement and promotion of our products, and such contracts do not contain any long-term volume commitments. If one or several of our channel partners do not effectively market and sell our products, discontinue or reduce the inventory of our products, increase the promotions of or choose to promote competing products over ours, the volume of our products sold to customers could decrease, and our business and results of operations would therefore be significantly harmed. As a result of the COVID-19 pandemic, many of our key channel partners have temporarily closed their retail stores, which has had, and may continue to have, a material effect on our business and results of operations.

Revenue from our channel partners also depends on a number of factors outside our control and may vary from period to period. One or more of our channel partners may experience serious financial difficulty, particularly in light of store closures due to the COVID-19 pandemic, may consolidate with other channel partners or have limited or ceased operations. Our business and results of operations have been, and may continue to be, significantly harmed by retail store closures by many of our key channel partners. Loss of a key channel partner would require us to identify alternative channel partners or increase our direct-to-consumer sales efforts, which may be time-consuming and expensive or we may be unsuccessful in our efforts to do so.

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

Further, in the past, internet service providers (“ISPs”) have attempted to implement usage-based pricing, bandwidth caps and traffic shaping or throttling. To the extent network operators create tiers of internet access service and charge our customers in direct relation to their consumption of audio content, our ability to attract and retain customers could be impaired, which would harm our business. Net neutrality rules, which were designed to ensure that all online content is treated the same by ISPs and other companies that provide broadband services, were repealed by the Federal Communications Commission ("FCC") effective June 2018. Although the FCC has preempted state jurisdiction on net neutrality, some states have taken executive action directed at reinstating aspects of the FCC’s 2015 order. Further, while many countries, including across the European Union (the "EU"), have implemented net neutrality rules, in others, the laws may be nascent or non-existent. The absence or repeal of the net neutrality rules could force us to incur greater operating expenses, cause our streaming partners to seek to shift costs to us or result in a decrease in the streaming-based usage of our platform by our customers, any of which would harm our results of operations. In addition, given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

We have historically maintained, and we believe our customers may expect, extensive backward compatibility for our older products and the software that supports them, allowing older products to continue to benefit from new software updates. We expect that in the near term, this backward compatibility will no longer be practical or cost-effective, and we may decrease or discontinue service for our older products. We previously announced that certain legacy products will continue to work but will no longer receive software updates (other than bug fixes and patches) beginning in May 2020. To the extent we no longer provide extensive backward capability for our products, we may damage our relationship with our existing customers, as well as our reputation, brand loyalty and ability to attract new customers.

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

We generally provide a one-year warranty on all our products, except in the EU and select other countries where we provide a two-year warranty on all our products. The occurrence of any material defects in our products could expose us to liability for warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, our failure to comply with past, present and future laws regulating extended warranties and accidental damage coverage could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

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

Natural disasters, geopolitical unrest, war, terrorism, pandemics, public health issues or other catastrophic events could disrupt the supply, delivery or demand of products, which could negatively affect our operations and performance.

We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics, including COVID-19, and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, us, our contract manufacturers, our suppliers or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers. Further, our headquarters are located in Santa Barbara, California, in a seismically active region that is also prone to forest fires. Any catastrophic event that occurred near our headquarters, or near our manufacturing facilities in China or Malaysia, could impose significant damage to our ability to conduct our business and could require substantial recovery time, which could have an adverse effect on our business, operating results and financial condition.

We currently are, and may continue to be, subject to intellectual property rights claims and other litigation which are expensive to support, and if resolved adversely, could have a significant impact on us and our stockholders.

Companies in the consumer electronics industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we gain an increasingly high profile and face more intense competition in our markets, and as we introduce more products and services, including through acquisitions and through partners, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use, and we may be subject to litigation and disputes. The costs of supporting such litigation and disputes is considerable, and there can be no assurance that a favorable outcome would be obtained. We may be required to settle such litigations and disputes, or we may be subject to an unfavorable judgment in a trial, and the terms of a settlement or judgment against us may be unfavorable and require us to cease some or all our operations, limit our ability to use certain technologies, pay substantial amounts to the other party or issue additional shares of our capital stock to the other party, which would dilute our existing stockholders. Further, if we are found to have engaged in practices that are in violation of a third party’s rights, we may have to negotiate a license to continue such practices, which may not be available on reasonable or favorable terms, develop alternative, non-infringing technology or discontinue the practices altogether. In the event that these practices relate to an acquisition or a partner, we may not be successful in exercising any indemnification rights available to us under our agreements or in recovering damages in the event that we are successful. Each of these efforts could require significant effort and expense and ultimately may not be successful.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright and trade secret protection laws, to protect our proprietary rights. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights or challenge our proprietary rights, pending and future patent and trademark applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition and results of operations. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, on January 7, 2020, we filed a complaint with the U.S. International Trade Commission against Alphabet Inc. and Google LLC and a lawsuit in the U.S. District Court for the Central District of California against Google LLC, alleging patent infringement of certain Sonos patents related to our smart speakers and related technology. The cost of defending our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims or actions against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.

In addition, the regulations of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. As our brand grows, we may discover unauthorized products in the marketplace that are counterfeit reproductions of our products. If we are unsuccessful in pursuing producers or sellers of counterfeit products, continued sales of these products could adversely impact our brand, business, financial condition and results of operations.

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

We have operations outside the United States, and we expect to continue to expand our international presence, especially in Asia. In fiscal 2019, 50.0% of our revenue was generated outside the United States. This subjects us to a variety of risks inherent in doing business internationally, including:

•	fluctuations in currency exchange rates and costs of imposing currency exchange controls;

•	political, social and/or economic instability, including related to the ongoing COVID-19 pandemic and the United Kingdom's withdrawal from the EU, commonly known as "Brexit";

•	higher levels of credit risk and payment fraud and longer payment cycles associated with, and increased difficulty of payment collections from certain international customers;

•	burdens and risks of complying with a number and variety of foreign laws and regulations, including the Foreign Corrupt Practices Act;

•	laws and regulations may change from time to time unexpectedly and may be unpredictably enforced;

•	potential negative consequences from changes in or interpretations of U.S. and foreign tax laws;

•	the cost of developing connected products for countries where Wi-Fi technology has been passed over in favor of more advanced cellular data networks;

•	tariffs, trade barriers and duties;

•	protectionist laws and business practices that favor local businesses in some countries;

•	reduced protection for intellectual property rights in some countries;

•	difficulties and associated costs in managing multiple international locations; and

•	delays from customs brokers or government agencies.

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

We have significant operations in China, where many of the risks listed above are particularly acute. China experiences high turnover of direct labor due to the intensely competitive and fluid market for labor, and if our labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our labor needs, then our business and results of operations could be adversely affected. In addition, if significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. For example, the U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, which currently affect our products and has increased our cost of revenue. In May 2019, tariffs on accessories were increased to 25% and tariffs on other imports were imposed at 15% effective September 2019, which were reduced to 7.5% effective February 2020 as part of a “Phase One” agreement between the U.S. and China on trade matters. In the event that future tariffs are imposed on imports of our products, the amounts of existing tariffs are increased, or China or other countries take retaliatory trade measures in response to existing or future tariffs, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. In response to future tariffs, we may further shift production outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations.

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

We are also subject to examination by the Internal Revenue Service ("IRS") and other tax authorities, including state revenue agencies and foreign governments. If any tax authority disagrees with any position we have taken, our tax liabilities and operating results may be adversely affected. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and results of operations. In addition, the distribution of our products subjects us to numerous complex and often-changing customs regulations. Failure to comply with these systems and regulations could result in the assessment of additional taxes, duties, interest and penalties. There is no assurance that tax and customs authorities agree with our reporting positions and upon audit may assess us additional taxes, duties, interest and penalties. If this occurs and we cannot successfully defend our position, our profitability will be reduced.
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

As part of our business strategy, we have and may in the future make investments in complementary businesses, products, services or technologies. These acquisitions and other transactions and arrangements involve significant challenges and risks, including not advancing our business strategy, receiving an unsatisfactory return on our investment, difficulty integrating and retaining new employees, business systems, and technology, or distracting management from our other business initiatives. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected. These events could adversely affect our consolidated financial statements.

We will need to improve our financial and operational systems to manage our growth effectively and support our increasingly complex business arrangements, and an inability to do so could harm our business and results of operations.

To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally, we will need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. In particular, we anticipate that our legacy enterprise resource management system will need to be replaced in the near to intermediate term in order to accommodate our expanding operations. We cannot be certain that we will institute, in a timely or efficient manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Delays or problems associated with any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation and result in errors in our financial and other reporting, any of which could harm our business and operating results.

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

The stock price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $6.97 to $21.69 through March 28, 2020. The stock price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

•	overall performance of the equity markets and the economy as a whole;

•	changes in the financial projections we or third parties may provide to the public or our failure to meet these projections;

•	actual or anticipated changes in our growth rate relative to that of our competitors;

•	announcements of new products, or of acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments, by us or by our competitors;

•	additions or departures of key personnel;

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

In addition, our restated certificate of incorporation provides that the Delaware Court of Chancery is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”), our restated certificate of incorporation or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our restated certificate of incorporation also provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

Further, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Item 2. Unregistered sales of equity securities and use of proceeds

Recent sales of unregistered securities

None.

Issuer purchases of equity securities

The following table presents information with respect to our repurchase of common stock during the quarter ended March 28, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Dec 29 - Jan 25	—	$—	—	$47,075
Jan 26 - Feb 22	1,166,769	$13.74	1,166,769	$31,024
Feb 23- Mar 28	1,142,835	$12.44	1,142,835	$16,785
Total	2,309,604		2,309,604

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

Use of proceeds from registered securities

On August 1, 2018, our registration statement on Form S-1 (No. 333-226076) was declared effective by the SEC for our IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act and other periodic reports previously filed with the SEC.

Item 6. Exhibit index

Exhibit number	Exhibit title	Incorporated by reference				Filed or furnished herewith
		Form	File no.	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income, (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags
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

Sonos, Inc.

Date: May 6, 2020	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 6, 2020	By:	/s/ Brittany Bagley
Brittany Bagley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)