Form 10-Q
period 2020-06-27
Sonos Inc
filed 2020-08-06
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of July 25, 2020, the registrant had 110,620,460 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)
	As of
	June 27, 2020	September 28, 2019
Assets
Current assets:
Cash and cash equivalents	$329,122	$338,641
Restricted cash	183	179
Accounts receivable, net of allowances	50,358	102,743
Inventories	88,441	219,784
Prepaids and other current assets	18,923	17,762
Total current assets	487,027	679,109
Property and equipment, net	64,840	78,139
Operating lease right-of-use assets	43,325	—
Goodwill	15,545	1,005
Intangible assets, net	26,782	13
Deferred tax assets	1,350	1,154
Other noncurrent assets	5,759	2,185
Total assets	$644,628	$761,605

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$106,519	$251,941
Accrued expenses	47,750	69,856
Accrued compensation	51,010	41,142
Short-term debt	8,333	8,333
Deferred revenue, current	14,731	13,654
Other current liabilities	29,351	17,548
Total current liabilities	257,694	402,474
Operating lease liabilities, noncurrent	53,017	—
Long-term debt	19,897	24,840
Deferred revenue, noncurrent	45,634	42,795
Other noncurrent liabilities	7,187	10,568
Total liabilities	383,429	480,677

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value	115	110
Treasury stock	(53,317)	(13,498)
Additional paid-in capital	562,098	502,757
Accumulated deficit	(246,902)	(208,377)
Accumulated other comprehensive loss	(795)	(64)
Total stockholders’ equity	261,199	280,928
Total liabilities and stockholders’ equity	$644,628	$761,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue	$249,310	$260,119	$986,491	$966,663
Cost of revenue	139,519	142,749	576,071	563,591
Gross profit	109,791	117,370	410,420	403,072
Operating expenses
Research and development	57,770	44,355	159,890	121,530
Sales and marketing	77,273	61,482	205,201	176,705
General and administrative	31,662	26,583	87,989	74,308
Total operating expenses	166,705	132,420	453,080	372,543
Operating income (loss)	(56,914)	(15,050)	(42,660)	30,529
Other income (expense), net
Interest income	81	1,432	1,954	2,933
Interest expense	(360)	(626)	(1,187)	(1,914)
Other income (expense), net	365	1,068	3,366	(3,640)
Total other income (expense), net	86	1,874	4,133	(2,621)
Income (loss) before provision for (benefit from) income taxes	(56,828)	(13,176)	(38,527)	27,908
Provision for (benefit from) income taxes	152	833	(1)	3,074
Net income (loss)	$(56,980)	$(14,009)	$(38,526)	$24,834

Net income (loss) attributable to common stockholders:
Basic	$(56,980)	$(14,009)	$(38,526)	$24,834
Diluted	$(56,980)	$(14,009)	$(38,526)	$24,834

Net income (loss) per share attributable to common stockholders:
Basic	$(0.52)	$(0.13)	$(0.35)	$0.24
Diluted	$(0.52)	$(0.13)	$(0.35)	$0.22

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	109,477,622	105,522,313	109,325,785	102,667,316
Diluted	109,477,622	105,522,313	109,325,785	112,542,998

Total comprehensive income (loss)
Net income (loss)	$(56,980)	$(14,009)	$(38,526)	$24,834
Change in foreign currency translation adjustment	219	(663)	(731)	506
Comprehensive income (loss)	$(56,761)	$(14,672)	$(39,257)	$25,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at September 28, 2019	109,623,417	$110	$502,757	(1,020,775)	$(13,498)	$(208,377)	$(64)	$280,928
Issuance of common stock pursuant to equity incentive plans	1,561,696	1	7,968	—	—	—	—	7,969
Repurchase of common stock	—	—	—	(372,149)	(5,078)	—	—	(5,078)
Stock-based compensation expense	—	—	13,204	—	—	—	—	13,204
Net income	—	—	—	—	—	70,775	—	70,775
Change in foreign currency translation adjustment	—	—	—	—	—	—	(519)	(519)
Balance at December 28, 2019	111,185,113	111	523,929	(1,392,924)	(18,576)	(137,602)	(583)	367,279
Issuance of common stock pursuant to equity incentive plans	1,548,614	2	4,614	—	—	—	—	4,616
Repurchase of common stock	—	—	—	(2,491,728)	(32,734)	—	—	(32,734)
Stock-based compensation expense	—	—	13,394	—	—	—	—	13,394
Net loss	—	—	—	—	—	(52,320)	—	(52,320)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(431)	(431)
Balance at March 28, 2020	112,733,727	$113	$541,937	(3,884,652)	$(51,310)	$(189,922)	$(1,014)	$299,804
Issuance of common stock pursuant to equity incentive plans	1,683,163	2	5,120	—	—	—	—	5,122
Repurchase of common stock	—	—	—	(221,104)	(2,007)	—	—	(2,007)
Stock-based compensation expense	—	—	15,041	—	—	—	—	15,041
Net loss	—	—	—	—	—	(56,980)	—	(56,980)
Change in foreign currency translation adjustment	—	—	—	—	—	—	219	219
Balance at June 27, 2020	114,416,890	$115	$562,098	(4,105,756)	$(53,317)	$(246,902)	$(795)	$261,199

Balance at September 29, 2018	100,868,250	$101	$424,617	(807,040)	$(11,072)	$(203,611)	$(1,677)	$208,358
Issuance of common stock pursuant to equity incentive plans	174,453	—	462	—	—	—	—	462
Stock-based compensation expense	—	—	9,032	—	—	—	—	9,032
Net income	—	—	—	—	—	61,667	—	61,667
Change in foreign currency translation adjustment	—	—	—	—	—	—	509	509
Balance at December 29, 2018	101,042,703	101	434,111	(807,040)	(11,072)	(141,944)	(1,168)	280,028
Issuance of common stock pursuant to equity incentive plans	4,649,929	5	18,480	—	—	—	—	18,485
Repurchase of common stock	—	—	—	(54,314)	(566)	—	—	(566)
Stock-based compensation expense	—	—	11,086	—	—	—	—	11,086
Net loss	—	—	—	—	—	(22,824)	—	(22,824)
Change in foreign currency translation adjustment	—	—	—	—	—	—	660	660
Balance at March 30, 2019	105,692,632	106	463,677	(861,354)	(11,638)	(164,768)	(508)	286,869

Issuance of common stock pursuant to equity incentive plans	1,481,047	1	3,085	—	—	—	—	3,086
Repurchase of common stock	—	—	—	(25,565)	(266)	—	—	(266)
Stock-based compensation expense	—	—	13,408	—	—	—	—	13,408
Net loss	—	—	—	—	—	(14,009)	—	(14,009)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(663)	(663)
Balance at June 29, 2019	107,173,679	$107	$480,170	(886,919)	$(11,904)	$(178,777)	$(1,171)	$288,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities
Net income (loss)	$(38,526)	$24,834
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	27,692	27,403
Impairment and abandonment charges	14,047	—
Stock-based compensation expense	41,638	33,525
Other	4,371	1,962
Deferred income taxes	(176)	(129)
Foreign currency transaction (gain) loss	(1,491)	1,430
Changes in operating assets and liabilities:
Accounts receivable, net	53,418	(19,114)
Inventories	129,623	69,683
Other assets	(4,400)	(5,434)
Accounts payable and accrued expenses	(162,137)	(33,680)
Accrued compensation	8,038	1,091
Deferred revenue	3,506	5,279
Other liabilities	7,548	4,086
Net cash provided by operating activities	83,151	110,936
Cash flows from investing activities
Purchases of property and equipment and intangible assets	(29,905)	(14,092)
Cash paid for acquisition, net of acquired cash	(36,289)	—
Net cash used in investing activities	(66,194)	(14,092)
Cash flows from financing activities
Repayments of borrowings	(5,000)	—
Payments for repurchase of common stock	(39,819)	(832)
Proceeds from exercise of common stock options	17,708	22,034
Payments of offering costs	—	(585)
Net cash provided by (used in) financing activities	(27,111)	20,617
Effect of exchange rate changes on cash, cash equivalents and restricted cash	639	(103)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,515)	117,358
Cash, cash equivalents and restricted cash
Beginning of period	338,820	221,120
End of period	$329,305	$338,478
Supplemental disclosure
Cash paid for interest	$1,318	$1,334
Cash paid for taxes, net of refunds	$1,153	$2,534
Cash paid for amounts included in the measurement of lease liabilities	$11,689	$—
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$3,055	$6,053
Right-of-use assets obtained in exchange for new operating lease liabilities	$75,913	$—

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

Basis of presentation and preparation

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet as of September 28, 2019 has been derived from the audited consolidated financial statements of the Company. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the nine months ended June 27, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

On November 14, 2019, the Company completed the acquisition of 100% of the equity interests in Snips SAS ("Snips"), a France-based provider of an artificial intelligence voice technology. The results of Snips' operations have been included in the Company’s consolidated results of operations since the date of acquisition.

On June 23, 2020, the Company initiated a restructuring plan which impacted the Company's global workforce, operating expenses and leased facilities (the "2020 restructuring plan"). The impact of the 2020 restructuring plan is included in the Company's consolidated results of operations in the third quarter of fiscal 2020. Refer to Note 14 for further discussion of restructuring activities.

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

The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday, and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2015, and will reoccur this fiscal year ending October 3, 2020. The nine months ended June 27, 2020 and June 29, 2019 spanned 39 weeks each. As used in this Quarterly Report on Form 10-Q, “fiscal 2020” refers to the fiscal year ending October 3, 2020 and “fiscal 2019” refers to the fiscal year ended September 28, 2019.

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
(unaudited)
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

Business combinations

The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill is measured as of the acquisition date as the excess of consideration transferred over the net acquisition date fair value of the assets acquired and the liabilities assumed. The Company uses its best estimates and assumptions, including but not limited to, future expected cash flows, expected asset lives and discount rates, to assign a fair value to the tangible and intangible assets acquired and liabilities assumed in business combinations as of the acquisition date. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations and comprehensive income (loss).

Goodwill and indefinite-lived intangible assets shall be tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In connection with the Company's evaluation of goodwill impairment, the Company performs a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, the Company proceeds to test goodwill for impairment, including comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). The Company determines fair value for its reporting unit using an income or market approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. The Company performs its annual goodwill impairment assessment during the third quarter of each fiscal year and more frequently if circumstances otherwise dictate. As part of the Company's qualitative and quantitative assessment performed in the third quarter of fiscal 2020, no impairment was identified.

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

Adoption of the new standard resulted in the recording of right-of-use ("ROU") assets and operating lease liabilities of approximately $63.7 million and $73.7 million, respectively on September 29, 2019, with an increase

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

to total assets and liabilities of approximately $62.5 million. The difference between the right-of-use assets and lease liabilities was primarily attributable to deferred rent and rent incentives. There was no impact on the Company's consolidated statement of operations and comprehensive income (loss) or consolidated statements of cash flows. See Note 6 for further information on leases.

Internal-use software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. In the first quarter of fiscal 2020, the Company prospectively adopted this standard. The adoption of this standard has not had a material impact on the Company’s consolidated financial statements or disclosures.

Goodwill

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill, which simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The second step measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the new guidance, a company will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The Company early adopted this standard in the second quarter of fiscal 2020. The adoption of this standard has not had a material impact on the Company’s consolidated financial statements or disclosures.

Recent accounting pronouncements pending adoption

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, and it subsequently issued amendments to the initial guidance (collectively referred to as "Topic 326"), which provide a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including accounts receivable. The standard will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company intends to adopt this standard in the first quarter of fiscal 2021 and does not expect the adoption to have a material impact on the Company's consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard eliminates disclosures such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and adds new disclosure requirements for Level 3 measurements. The standard will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the timing of adoption but does not expect the adoption to have a material impact on the Company's consolidated financial statements or disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard resolves the diversity in practice concerning whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification 606, Revenue from Contracts with Customers ("Topic 606"). This standard specifies when a participant is a customer in a collaboration, adds guidance for unit of account to align with Topic 606 and provides presentation guidance for collaborative arrangements. This standard will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the timing of adoption and impact on the Company's consolidated financial statements.

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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

effective for the Company in the first quarter of fiscal 2022, with early adoption permitted. The Company is currently evaluating the timing of adoption and impact on the Company's consolidated financial statements.

3. Fair value measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The carrying values of the Company’s long-term debt approximate their fair values as of June 27, 2020 and September 28, 2019 as the debt carries a variable rate or market rates that approximate those currently available to the Company.

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of June 27, 2020 and September 28, 2019:

	June 27, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$161,352	$—	$—	$161,352

	September 28, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$267,806	$—	$—	$267,806

4. Revenue and geographic information

Disaggregation of revenue

Revenue by geographical region includes the applicable service revenue attributable to each region and is based on ship-to address, as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
(In thousands)
Americas	$151,167	$145,612	$556,325	$520,684
Europe, Middle East and Africa (“EMEA”)	83,818	88,151	353,807	383,537
Asia Pacific (“APAC”)	14,325	26,356	76,359	62,442
Total revenue	$249,310	$260,119	$986,491	$966,663

Revenue is attributed to individual countries based on ship-to address and includes the applicable service revenue attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
(In thousands)
United States	$140,012	$134,924	$512,040	$481,888
Germany	17,534	20,636	83,276	96,775
United Kingdom	22,471	19,810	83,705	90,036
Other countries	69,293	84,749	307,470	297,964
Total revenue	$249,310	$260,119	$986,491	$966,663

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

In the first quarter of fiscal 2020, the Company began reporting product revenue in the following categories: Sonos speakers, Sonos system products, and Partner products and other revenue. These categories further align revenue reporting with the evolving nature of the Company's products, customers' engagement across multiple categories, and how the Company evaluates its business. Revenue by product category includes the applicable service revenue attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
(In thousands)
Sonos speakers	$196,895	$194,285	$779,939	$790,896
Sonos system products	42,164	46,488	150,887	137,486
Partner products and other revenue	10,251	19,346	55,665	38,281
Total revenue	$249,310	$260,119	$986,491	$966,663

5. Balance sheet components

Accounts receivable, net of allowances

Accounts receivable, net of allowances, consist of the following:

	June 27, 2020	September 28, 2019
(In thousands)
Accounts receivable	$65,450	$124,049
Allowance for doubtful accounts	(1,369)	(1,255)
Allowance for sales incentives	(13,723)	(20,051)
Accounts receivable, net of allowances	$50,358	$102,743

Inventories

Inventories consist of the following:

	June 27, 2020	September 28, 2019
(In thousands)
Finished goods	$78,727	$207,723
Component parts	9,714	12,061
Inventories	$88,441	$219,784

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

Goodwill

The following table presents details of the Company's goodwill for the nine months ended June 27, 2020:

(In thousands)
Balance as of September 28, 2019	$1,005
Goodwill acquired	14,282
Purchase price adjustment	258
Balance as of June 27, 2020	$15,545

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Intangible assets

The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	June 27, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Technology	$7,583	$(929)	$6,654	3.80
Other	39	(11)	28	1.42
Total finite-lived intangible assets	7,622	(940)	6,682	3.79
In-process research and development and other intangible assets not subject to amortization	20,100	—	20,100
Total intangible assets	$27,722	$(940)	$26,782

The following table summarizes estimated future amortization expense of the Company's intangible assets as of June 27, 2020:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2020	$475
2021	1,899
2022	1,883
2023	1,235
2024	1,020
2025 and thereafter	170
Total future amortization expense	$6,682

Accrued expenses
Accrued expenses consist of the following:

	June 27, 2020	September 28, 2019
(In thousands)
Accrued advertising and marketing	$10,180	$25,662
Accrued taxes	9,861	4,388
Accrued inventory	2,844	6,494
Accrued manufacturing, logistics and product development	13,654	14,783
Accrued general and administrative expenses	6,927	12,455
Other accrued payables	4,284	6,074
Total accrued expenses	$47,750	$69,856

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and platform services.

The following table presents the changes in the Company’s deferred revenue for the nine months ended June 27, 2020 and June 29, 2019:

	June 27, 2020	June 29, 2019
(In thousands)
Deferred revenue, beginning of period	$56,449	$50,967
Recognition of revenue included in beginning of period deferred revenue	(10,210)	(8,827)
Revenue deferred, net of revenue recognized on contracts in the respective period	14,126	13,966
Deferred revenue, end of period	$60,365	$56,106

The Company expects the following recognition of deferred revenue as of June 27, 2020:

	For the fiscal years ending
	2020	2021	2022	2023	2024 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$3,865	$14,271	$12,425	$10,497	$19,307	$60,365

Other current liabilities

Other current liabilities consist of the following:

	June 27, 2020	September 28, 2019
(In thousands)
Reserve for returns	$12,284	$12,110
Short-term operating lease liabilities	11,626	—
Product warranty liability	3,206	3,254
Other	2,235	2,184
Total other current liabilities	$29,351	$17,548

The following table presents the changes in the Company’s warranty liability for the nine months ended June 27, 2020 and June 29, 2019:

	June 27, 2020	June 29, 2019
(In thousands)
Warranty liability, beginning of period	$3,254	$2,450
Provision for warranties issued during the period	9,609	9,474
Settlements of warranty claims during the period	(9,657)	(8,828)
Warranty liability, end of period	$3,206	$3,096

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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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

Most of the Company's leases do not contain an implicit interest rate. Therefore, the Company uses judgment to estimate an incremental borrowing rate, which is defined as the rate of interest the Company would have to pay to borrow an amount that is equal to the lease obligations, on a collateralized basis, and over a similar term. The Company takes into consideration the terms of the Company's Credit Facility (as defined in Note 7), lease terms, and current interest rates to determine the incremental borrowing rate at lease commencement date. At June 27, 2020, the Company's weighted-average discount rate was 4.1%, while the weighted-average remaining lease term was 4.9 years. As part of the supplemental cash flow disclosure, the right-of-use assets obtained in exchange for new operating lease liabilities does not reflect the impact of prepaid or deferred rent.

The components of lease expense for the three and nine months ended June 27, 2020 were as follows:

	Three Months Ended	Nine Months Ended
	June 27, 2020	June 27, 2020
(In thousands)
Operating lease cost	$3,245	$10,427
Short-term lease cost	60	176
Variable lease cost	1,148	4,095
Total lease cost	$4,453	$14,698
For the three and nine months ended June 27, 2020, total rental expense was $3.3 million and $10.6 million, respectively, and total common area maintenance expense was $1.1 million and $4.1 million, respectively. For the three and nine months ended June 29, 2019, total rental expense was $3.6 million and $10.5 million, respectively, and total common area maintenance expense was $1.3 million and $3.9 million, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following table summarizes the maturity of lease liabilities under operating leases as of June 27, 2020:

Fiscal years ending	Operating leases
(In thousands)
Remainder of fiscal 2020	$3,773
2021	15,244
2022	14,479
2023	14,854
2024	13,835
2025	9,172
Thereafter	1,777
Total lease payments	73,134
Less imputed interest	(8,491)
Total lease liabilities (1)	$64,643

(1) Total lease liabilities reflects the lease liabilities associated with the Company's New York retail space and satellite offices that were closed as a part of the 2020 restructuring plan. Refer to Note 14 for discussion of the impact of the associated ROU lease asset.

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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The Company’s short- and long-term debt obligations as of June 27, 2020 and September 28, 2019 were as follows:

	June 27, 2020		September 28, 2019
(In thousands, except percentages)
Term loan (1)	2.4%	$28,333	4.6%	$33,333
Unamortized debt issuance costs (2)		(103)		(160)
Total indebtedness		28,230		33,173
Less short-term portion		(8,333)		(8,333)
Long-term debt		$19,897		$24,840

(1)Due in October 2021 and bears interest at a variable rate equal to an adjusted LIBOR plus 2.25%, payable quarterly.
(2)Debt issuance costs are recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility allows the Company to borrow up to $80.0 million, restricted to the value of the borrowing base, which is based on the value of inventory and accounts receivable and is subject to monthly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of both June 27, 2020 and September 28, 2019, the Company did not have any outstanding borrowings and had $0.5 million in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility and the Term Loan require the Company to maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of June 27, 2020 and September 28, 2019, the Company was in compliance with all financial covenants. The Credit Facility and the Term Loan are collateralized by eligible inventory and accounts receivable of the Company, as well as the Company's intellectual property including patents and trademarks.

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

On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement of certain Sonos patents related to its smart speakers and related technology. On February 6, 2020, the ITC initiated a formal investigation into the Company’s claims. Google and Alphabet filed an initial answer in the ITC action on February 27, 2020 and an amended answer on April 3, 2020, denying infringement and alleging that the asserted patents are invalid. The ITC case is set for trial towards the end of February 2021. On March 4, 2020, the California District Court stayed the district court proceeding pending resolution of the ITC investigation. On March 11, 2020, Google filed an answer in the California District Court, denying infringement and alleging that the asserted patents are invalid.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

On June 11, 2020, Google filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, alleging infringement of five Google patents generally related to noise cancellation, digital rights management, media search and wireless relays. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of June 27, 2020.

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of June 27, 2020 and September 28, 2019.

The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

9. Stockholders' equity

Share repurchase program

In September 2019, the Board of Directors authorized a common stock repurchase program of up to $50.0 million. During the nine months ended June 27, 2020, the Company repurchased 2,536,845 shares for an aggregate purchase price of $33.2 million at an average price of $13.07 per share under the repurchase program. The Company did not repurchase any shares of its common stock during the third quarter of fiscal 2020 under the repurchase program. The Company had $16.8 million available for share repurchases under the repurchase program as of June 27, 2020. Additionally, treasury stock during the nine months ended June 27, 2020 included shares withheld to satisfy employees' tax withholding requirements in connection with vesting of restricted stock unit awards ("RSUs").

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
Stock options
Pursuant to the 2018 Plan, the Company issues stock options to employees and directors. The fair value of the stock options is based on the Company’s closing stock price on the trading day immediately prior to the date of grant. The option price, number of shares, and grant date are determined at the discretion of the Board. For so long as the option holder performs services for the Company, the options generally vest over 48 months, with cliff vesting after one year and generally vest on a monthly or quarterly basis thereafter, and are exercisable for a period not to exceed ten years from the date of grant.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 29, 2019	37,155,568	$11.39	6.3	$94,288
Granted	—	—
Exercised	(3,262,189)	5.43
Forfeited	(2,088,232)	14.00
Outstanding at June 27, 2020	31,805,147	$11.82	5.8	$102,403
At June 27, 2020
Options exercisable	25,966,388	$11.24	5.3	$98,198
Options vested and expected to vest	31,071,037	$11.76	5.7	$101,890

As of June 27, 2020 and September 28, 2019, the Company had $23.5 million and $43.9 million, respectively, of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.6 and 2.0 years, respectively.

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

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Unvested at September 29, 2019	6,716,786	$11.40	$90,744
Granted	8,863,308
Vested	(1,531,284)
Forfeited	(640,783)
Unvested at June 27, 2020	13,408,027	$10.45	$201,120
At June 27, 2020
Units expected to vest	10,772,089	$10.48	$161,581

As of June 27, 2020 and September 28, 2019, the Company had $106.2 million and $55.6 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 3.3 and 3.4 years, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

        Stock-based compensation

Total stock-based compensation expense by functional category was as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
(In thousands)
Cost of revenue	$306	$298	$866	$701
Research and development	6,154	4,904	16,697	12,792
Sales and marketing	3,710	3,608	10,658	9,416
General and administrative	4,871	4,598	13,417	10,616
Total stock-based compensation expense	$15,041	$13,408	$41,638	$33,525

11. Income taxes

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate, adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

The Company recorded a provision for incomes taxes of $0.2 million and $0.8 million for the three months ended June 27, 2020 and June 29, 2019, respectively, related to foreign and U.S. federal and state income taxes. The Company recorded a benefit from income taxes of less than $0.1 million and a provision for income tax expense of $3.1 million for the nine months ended June 27, 2020 and June 29, 2019, respectively, related to foreign and U.S. federal and state income taxes. For the nine months ended June 27, 2020, the Company's tax provision includes a discrete income tax benefit of approximately $0.6 million as a result of a favorable release of uncertain tax positions in the U.S. coinciding with the issuance of the Base Erosion and Anti-Abuse Tax (“BEAT”) Regulations.

For the three and nine months ended June 27, 2020, the Company excluded the U.S. and certain foreign jurisdictions from the calculation of the estimated annual effective tax rate ("AETR") as the Company anticipates an ordinary loss in these jurisdictions for which no tax benefit can be recognized. For the three and nine months ended June 29, 2019, the Company calculated its U.S. income tax provision using the discrete method as though the interim year to date period was an annual period. The application of the AETR method generally required by ASC 740 was impractical for the U.S. interim tax provision in fiscal 2019 given that normal deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method.

For the nine months ended June 27, 2020, the Company maintained a full valuation allowance on its U.S. deferred tax assets due to its history of U.S operating losses. It is possible that within the next 12 months there may be sufficient positive evidence to release a significant portion of the U.S. valuation allowance. Release of the U.S. valuation allowance would result in the establishment of certain deferred tax assets and a benefit to income tax expense for the period the release is recorded, which could have a material impact on the Company's net earnings. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$(56,980)	$(14,009)	$(38,526)	$24,834
Denominator:
Weighted-average shares of common stock—basic	109,477,622	105,522,313	109,325,785	102,667,316
Effect of potentially dilutive stock options	—	—	—	9,115,070
Effect of RSUs	—	—	—	760,612
Weighted-average shares of common stock—diluted	109,477,622	105,522,313	109,325,785	112,542,998
Net income (loss) per share attributable to common stockholders:
Basic	$(0.52)	$(0.13)	$(0.35)	$0.24
Diluted	$(0.52)	$(0.13)	$(0.35)	$0.22

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Stock options to purchase common stock	32,940,890	40,916,245	34,720,498	34,408,923
Restricted stock units	10,076,832	6,394,726	8,038,804	2,532,886
Total	43,017,722	47,310,971	42,759,302	36,941,809

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

The Company accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed, with $25.2 million in intangible assets, $3.2 million in net liabilities assumed, and $14.3 million in estimated goodwill on the date of acquisition. Subsequent to the acquisition date, an immaterial purchase price adjustment was recorded resulting in an immaterial increase to goodwill. The goodwill recognized was primarily attributable to the assembled workforce and expected post-

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

acquisition synergies from integrating Snips’ technology into the Company's products. The goodwill is not deductible for income tax purposes.

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

14. Restructuring plan

On June 23, 2020, the Company initiated a restructuring plan as part of its efforts to reduce operating expenses and preserve liquidity due to the uncertainty and challenges stemming from the COVID-19 pandemic. As part of the 2020 restructuring plan, the Company eliminated approximately 12% of its global headcount and closed its New York retail store and six satellite offices. The Company believes these initiatives will better align resources to provide further operating flexibility and more efficiently position the business for its long-term strategy. The Company expects activities under the 2020 restructuring plan to be substantially complete in the first quarter of fiscal 2021.

Total pre-tax restructuring and related costs under the 2020 restructuring plan were $26.4 million, which included $26.2 million incurred in the three months ended June 27, 2020 as presented in the table below. The remaining restructuring and related costs are nominal and are expected to be incurred through the completion of the 2020 restructuring plan in the first quarter of fiscal 2021. For the assets deemed to be impaired, the Company estimated fair value using an income-approach based on management’s forecast of future cash flows expected to be derived from the property.

Costs incurred in the three months ended June 27, 2020
(In thousands)
Employee related costs	$8,985
ROU asset impairment and abandonment charges	8,139
Property and equipment abandonment charges	5,699
Other restructuring costs	3,337
Total	$26,160

The following table represents the restructuring and related costs recorded in the Company's condensed consolidated statements of operations and comprehensive income (loss):

Three Months Ended
June 27, 2020
(In thousands)
Research and development	$4,949
Sales and marketing	19,788
General and administrative	1,423
Total	$26,160

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following table summarizes the Company's restructuring activities recorded in accrued expenses and accrued compensation within the condensed consolidated balance sheets:

(In thousands)	Employee related costs	Other restructuring costs	Total
Balance at September 28, 2019	$—	$—	$—
Restructuring charges	8,955	3,207	12,162
Cash paid	—	—	—
Balance at June 27, 2020	$8,955	$3,207	$12,162

These costs require the Company to make certain judgments and estimates regarding the amount and timing of the 2020 restructuring plan and related impairment charges or recoveries. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and liability recorded. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available.

15. Subsequent event

On May 13, 2020, the Company was granted a temporary exclusion from the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs") for its component products. Subsequent to the end of the third quarter of fiscal 2020, on July 23, 2020, the Company was granted a temporary exclusion from Section 301 tariffs for its core speaker products. These exclusions eliminate the tariffs on the Company's component and core speaker products imported from China until August 31, 2020, and entitle the Company to receive an estimated refund of approximately $30.0 million for the tariffs paid since September 2019, the date the Section 301 tariffs were imposed. The Company will need to seek an extension of these exemption requests to extend such exemptions past August 31, 2020, and in the event that the Company is unsuccessful, the Section 301 tariffs on its products will automatically reinstate. The timing of receipt of this refund is not reasonably determinable as of the date of this report and no amounts have been recorded in the consolidated financial statements as of and for the nine months ended June 27, 2020.

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

Customer demand. In our second quarter of fiscal 2020, we saw weakening retail demand and closures of physical retail stores in the majority of our end markets. Our retail partners made significant modifications to the retail experience, such as store closures, placing limits on the number of customers permitted in stores, and shifting from in-store shopping to curbside pickup. Our retail partners reduced orders to adjust inventory levels in response to lower consumer sales resulting from decreased store traffic. During the third quarter of fiscal 2020, most retail stores began reopening, subject to capacity and other restrictions, but we continued to see the ongoing impact on revenue of physical store closures and constrained product availability as demand exceeded our expectations. This impact was offset by strong performance in our direct-to-consumer sales channel, primarily through our website. Revenue from our direct-to-consumer channel increased 299.0% for the three months ended June 27, 2020 compared to the three months ended June 29, 2019.

Supply chain. As of the date of this report, there has been no disruption to our existing supply chain and we continue to have the ability to meet our customer demand. Due to government mandated shutdowns resulting from COVID-19, our efforts to diversify our supply chain into Malaysia have been delayed likely until the middle of 2021. For additional information regarding our plans to diversify our supply chain into Malaysia, refer to Part II, Item 1A. Risk factors.

Liquidity and capital resources. In response to the uncertainty and challenges stemming from COVID-19, in the second quarter of fiscal 2020 we implemented a number of initiatives to maintain our liquidity and rationalize our operating expenses, including reducing the pace of investment in inventory, suspending travel, and suspending most new hiring, employee promotions and merit-based payroll increases. In the third quarter of fiscal 2020, we retained these operating reduction initiatives, except for reinvesting in inventory to meet demand, and initiated the 2020 restructuring plan.

We believe our existing cash and cash equivalent balances, cash flow from operations, and committed credit lines are sufficient to meet our long-term working capital and capital expenditure needs. As of June 27, 2020, we had cash and cash equivalents of $329.1 million, long-term debt of $19.9 million, and an undrawn revolving credit facility of $80.0 million.

Restructuring plan. On June 23, 2020, we initiated the 2020 restructuring plan in connection with our efforts to reduce operating expenses and preserve liquidity in the face of the COVID-19 pandemic and to more efficiently position our business for our long-term strategy. As a result of these efforts we eliminated approximately 12% of our global headcount and closed our New York retail store and six satellite offices. Our restructuring efforts are expected to result in savings of approximately $7.5 million in the fourth quarter positioning us more efficiently to continue delivering sustainable, profitable growth over the long-term. To the extent that disruption to the business continues, we will evaluate additional cost management initiatives, which will be dependent on the severity and duration of the COVID-19 pandemic.

While the situation caused by COVID-19 is unprecedented and dynamic, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19, refer to Part II, Item 1A. Risk factors.

Key metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are total revenue, products sold, adjusted EBITDA and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA is net income (loss). In the three months ended June 27, 2020 and June 29, 2019, we had net losses of $57.0 million and $14.0 million, respectively. In the nine months ended June 27, 2020 and June 29, 2019, we had net loss of $38.5 million and net income of $24.8 million, respectively.

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
(In thousands, except percentages)
Total revenue	$249,310	$260,119	$986,491	$966,663
Products sold	923	1,345	4,544	4,640
Adjusted EBITDA(1)	$(2,720)	$6,797	$62,115	$91,457
Adjusted EBITDA margin(1)	(1.1)%	2.6%	6.3%	9.5%

(1)For additional information regarding adjusted EBITDA and adjusted EBITDA margin (which are non-GAAP financial measures), including reconciliations of net income (loss), to adjusted EBITDA, see the sections titled “Adjusted EBITDA and adjusted EBITDA margin” and "Non-GAAP financial measures” below.

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

Adjusted EBITDA and adjusted EBITDA margin

We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of stock-based compensation expense, depreciation, interest, other income (expense), taxes, and other items that we do not consider representative of our underlying operating performance.

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

We use these non-GAAP financial measures to evaluate our operating performance and trends and make planning decisions. We believe that these non-GAAP financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses and other items that we exclude in these non-GAAP financial measures. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to key financial metrics used by our management in its financial and operational decision making. Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures, and should not be considered in isolation of, or as alternatives to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest U.S. GAAP equivalent of adjusted EBITDA, and the use of adjusted EBITDA margin rather than operating margin, which is the nearest U.S. GAAP equivalent of adjusted EBITDA margin. These non-GAAP financial measures have certain limitations which:

•exclude depreciation and amortization, and although these are non-cash expenses, the assets being depreciated may be replaced in the future;
•exclude stock-based compensation expense, which has been, and will continue to be, a significant recurring expense for our business and an important part of our compensation strategy;
•do not reflect interest income, primarily resulting from interest income earned on our cash and cash equivalent balances;
•do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us;
•do not reflect the effect of foreign currency exchange gains or losses, which is included in other income (expense), net;
•do not reflect the provision for or benefit from income tax that may result in payments that reduce cash available to us;
•do not reflect non-recurring expenses and other items that are not considered representative of our underlying operating performance which reduce cash available to us; and
•may not be comparable to similar non-GAAP financial measures used by other companies, because the expenses and other items that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses and other items, if any, that other companies may exclude from these non-GAAP financial measures when they report their operating results.

Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
(In thousands, except percentages)
Net income (loss)	$(56,980)	$(14,009)	$(38,526)	$24,834
Add (deduct):
Depreciation and amortization	8,861	8,439	27,692	27,403
Stock-based compensation expense	15,041	13,408	41,638	33,525
Interest income	(81)	(1,432)	(1,954)	(2,933)
Interest expense	360	626	1,187	1,914
Other (income) expense, net	(365)	(1,068)	(3,366)	3,640
Provision for (benefit from) income taxes	152	833	(1)	3,074
Restructuring and related expenses (Note 14)	26,160	—	26,160	—
Legal and transaction related costs (1)	4,132	—	9,285	—
Adjusted EBITDA	$(2,720)	$6,797	$62,115	$91,457
Revenue	$249,310	$260,119	$986,491	$966,663
Adjusted EBITDA margin	(1.1)%	2.6%	6.3%	9.5%

(1)Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google as well as legal and transaction costs associated with our acquisition activity in the first quarter of fiscal 2020, which we do not consider representative of our underlying operating performance.

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

Channel strategy. We are focused on reaching and converting prospective customers through third-party retail stores, e-commerce retailers, custom installers of home audio systems, and our website sonos.com. We are investing in our e-commerce capabilities and in-app experience to drive direct sales. We believe the growth of our own e-commerce channel will be important to supporting our overall growth and profitability as consumers continue the shift from physical to online sales channels. Our physical retail distribution primarily relies on third-party retailers. While we seek to increase sales through our direct-to-consumer sales channel, we expect that our future sales will continue to be substantially dependent on our third-party retailers. We will continue to seek retail partners that can deliver differentiated in-store experiences to support customer demand for product demonstrations.

For additional information regarding factors affecting performance, refer to Risk factors in Part II, Item 1A. of this Quarterly Report on Form 10-Q, the Risk factors in Part I, Item 1A. of our Annual Report, and to Part II, Item 7. "Management's discussion and analysis of financial condition and results of operations - Factors affecting our performance" in our Annual Report.

Components of results of operations

Revenue

In the first quarter of fiscal 2020, we began reporting our product revenue under the following new categories: Sonos speakers, Sonos system products and Partner products and other revenue. This change was to further align revenue reporting with the evolving nature of our products, how customers purchase across multiple categories, and how we evaluate our business. We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from Partner products and other revenue sources, such as module revenue from our IKEA partnership, architectural speakers from our Sonance partnership, and accessories such as speaker stands and wall mounts, as well as professional services and licensing revenue. We attribute revenue from our IKEA partnership to our APAC region, as our regional revenue is defined by the shipment location. Our revenue is recognized net of allowances for returns, discounts, sales incentives, and any taxes collected from customers. We also defer a portion of our revenue that is allocated to unspecified software upgrades and cloud-based services. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold, principally for sales denominated in the euro and the British pound. The introduction of new products may result in an increase in revenue but may also impact revenue generated from existing products as consumers shift purchases to new products.

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

Gross profit and gross margin

Our gross margin has fluctuated and may, in the future, fluctuate from period to period based on a number of factors, including the mix of products we sell, the channel mix through which we sell our products, fluctuations of the impacts of our product and material cost saving initiatives, the foreign currency in which our products are sold, and tariffs and duty costs implemented by governmental authorities.

Operating expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses.

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

Sales and marketing. Sales and marketing expenses consist primarily of advertising and marketing activity for our products and personnel-related expenses, as well as trade show and event costs, sponsorship costs, consulting and contractor expenses, travel costs, product display expenses and related depreciation, customer experience and technology support tool expenses, and overhead costs.

General and administrative. General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources and administrative personnel, as well as the costs of professional services, information technology, litigation, patents, related overhead, and other administrative expenses.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a full valuation allowance to offset our U.S. and certain foreign net deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. It is possible that within the next 12 months there may be sufficient positive evidence to release a significant portion of the U.S. valuation allowance. Release of the U.S. valuation allowance would result in the establishment of certain deferred tax assets and a benefit to income tax expense for the period the release is recorded which could have a material impact on our net earnings. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved.

Results of operations

The following table sets forth our condensed consolidated results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended				Nine Months Ended
	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019
(Dollars in thousands)	$	%	$	%	$	%	$	%
Revenue	$249,310	100.0%	$260,119	100.0%	$986,491	100.0%	$966,663	100.0%
Cost of revenue (1)	139,519	56.0	142,749	54.9	576,071	58.4	563,591	58.3
Gross profit	109,791	44.0	117,370	45.1	410,420	41.6	403,072	41.7
Operating expenses
Research and development (1)	57,770	23.2	44,355	17.1	159,890	16.2	121,530	12.6
Sales and marketing(1)	77,273	31.0	61,482	23.6	205,201	20.8	176,705	18.3
General and administrative (1)	31,662	12.7	26,583	10.2	87,989	8.9	74,308	7.7
Total operating expenses	166,705	66.9	132,420	50.9	453,080	45.9	372,543	38.5
Operating income (loss)	(56,914)	(22.8)	(15,050)	(5.8)	(42,660)	(4.3)	30,529	3.2
Other income (expense), net
Interest income	81	—	1,432	0.6	1,954	0.2	2,933	0.3
Interest expense	(360)	(0.1)	(626)	(0.2)	(1,187)	(0.1)	(1,914)	(0.2)
Other income (expense), net	365	0.1	1,068	0.4	3,366	0.3	(3,640)	(0.4)
Total other income (expense), net	86	—	1,874	0.7	4,133	0.4	(2,621)	(0.3)
Income (loss) before provision for (benefit from) income taxes	(56,828)	(22.8)	(13,176)	(5.1)	(38,527)	(3.9)	27,908	2.9
Provision for (benefit from) income taxes	152	0.1	833	0.3	(1)	—	3,074	0.3
Net income (loss)	$(56,980)	(22.9)%	$(14,009)	(5.4)%	$(38,526)	(3.9)%	$24,834	2.6%
Adjusted EBITDA (2)	$(2,720)	(1.1)%	$6,797	2.6%	$62,115	6.3%	$91,457	9.5%
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended				Nine Months Ended
	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019
In thousands, except percentages)	$	%	$	%	$	%	$	%
Cost of revenue	$306	0.1%	$298	0.1%	$866	0.1%	$701	0.1%
Research and development	6,154	2.5	4,904	1.9	16,697	1.7	12,792	1.3
Sales and marketing	3,710	1.5	3,608	1.4	10,658	1.1	9,416	1.0
General and administrative	4,871	2.0	4,598	1.8	13,417	1.4	10,616	1.1
Total stock-based compensation expense	$15,041	6.0%	$13,408	5.2%	$41,638	4.2%	$33,525	3.5%

(2) Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the sections titled “Adjusted EBITDA and adjusted EBITDA margin" and "Non-GAAP financial measures” above.

Comparison of the three and nine months ended June 27, 2020 and June 29, 2019

Revenue

Comparison of the three months ended June 27, 2020 and June 29, 2019

	Three Months Ended		Change
	June 27, 2020	June 29, 2019	$	%
(In thousands, except percentages)
Sonos speakers	$196,895	$194,285	$2,610	1.3%
Sonos system products	42,164	46,488	(4,324)	(9.3)%
Partner products and other revenue	10,251	19,346	(9,095)	(47.0)%
Total revenue	$249,310	$260,119	$(10,809)	(4.2)%

Total revenue decreased 4.2% for the three months ended June 27, 2020 compared to the three months ended June 29, 2019. During the three months ended June 27, 2020, our revenue was negatively impacted as a result of the ongoing effects of physical retail store closures stemming from COVID-19 and constrained product availability as demand exceeded our expectations. This impact was offset by our strong performance across a number of our new products and growth in revenue from our direct-to-consumer sales channel which increased 299.0% for the three months ended June 27, 2020 compared to the three months ended June 29, 2019.

Sonos speakers revenue represented 79.0% of total revenue for the three months ended June 27, 2020, and increased 1.3% compared to the three months ended June 29, 2019, driven by the success of the At Home with Sonos promotion and the launch of new products in the category including Arc, Sonos Five, and Sub G3 which launched in the third quarter of fiscal 2020, and Move and One SL which launched in the fourth quarter of fiscal 2019. Sonos system products represented 16.9% of total revenue in the three months ended June 27, 2020 and decreased 9.3% compared to the three months ended June 29, 2019. In both categories, as demand outpaced expectations, we saw some inventory shortages across a range of products. Partner products and other revenue represented 4.1% of total revenue in the three months ended June 27, 2020, and decreased by 47.0% compared to the three months ended June 29, 2019, driven by lower IKEA orders as the retailer paused ordering modules due to their store closures as a result of COVID-19 and their smaller online presence, as well as annualizing the launch of our partnership.

Revenue for the three months ended June 27, 2020 compared to the three months ended June 29, 2019 increased 3.8% in Americas, decreased 4.9% in EMEA, and decreased 45.6% in APAC. The decrease in APAC was primarily due to lower IKEA orders caused by their store closures as a result of COVID-19.

In constant currency U.S. dollars, total revenue decreased by 3.1% for the three months ended June 27, 2020 compared to the three months ended June 29, 2019. We calculate constant currency growth percentages by translating our prior-period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

	Three Months Ended
	June 27, 2020	June 29, 2019	Change
(products sold units in thousands)
Total products sold	923	1,345	$(422)	(31.4)%

Volume of products sold decreased for the three months ended June 27, 2020 compared to the three months ended June 29, 2019 driven by unit decreases across all categories. The rate of decrease between products sold and revenue differed for the three months ended June 27, 2020 compared to the three months ended June 29, 2019, primarily due to product mix on revenue as there was a shift to higher-priced products.

Comparison of the nine months ended June 27, 2020 and June 29, 2019

	Nine Months Ended		Change
	June 27, 2020	June 29, 2019	$	%
(In thousands, except percentages)
Sonos speakers	$779,939	$790,896	$(10,957)	(1.4)%
Sonos system products	150,887	137,486	13,401	9.7%
Partner products and other revenue	55,665	38,281	17,384	45.4%
Total revenue	$986,491	$966,663	$19,828	2.1%

Total revenue increased for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019 due to the success of several new product launches and partnerships, which was partially offset by the ongoing effects of COVID-19 on the retail landscape including temporary closures of physical retail stores.

Sonos speakers represented 79.1% of total revenue in the nine months ended June 27, 2020 and decreased 1.4% compared to the nine months ended June 29, 2019 as this category was more significantly impacted by reduced orders from our retail partners affected by COVID-19. Sonos system products represented 15.3% of total revenue in the nine months ended June 27, 2020 and increased 9.7%, driven by the continued success of Sonos Amp and the launch of Sonos Port in late fiscal 2019. Partner products and other revenue represented 5.6% of total revenue and increased by 45.4%, driven by our IKEA and Sonance partnerships launched in the second quarter of fiscal 2019.

Revenue for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019 increased 6.8% in Americas, decreased 7.8% in EMEA, and increased 22.3% in APAC. The increase in APAC was primarily due to the recognition of IKEA related revenue in that region.

In constant currency U.S. dollars, total revenue increased by 3.1% for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019. We calculate constant currency growth percentages by translating our prior-period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

	Nine Months Ended
	June 27, 2020	June 29, 2019	Change
(products sold units in thousands)
Total products sold	4,544	4,640	(96)	(2.1)%

Volume of products sold decreased for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019 driven by a decrease in Sonos speakers products. Volume of products sold decreased while revenue increased primarily due to the effect of product mix on revenue for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019.

Cost of revenue and gross profit

Comparison of the three months ended June 27, 2020 and June 29, 2019

	Three Months Ended		Change
	June 27, 2020	June 29, 2019	$	%
(In thousands, except percentages)
Cost of revenue	$139,519	$142,749	$(3,230)	(2.3)%
Gross profit	$109,791	$117,370	$(7,579)	(6.5)%
Gross margin	44.0%	45.1%

The decrease in cost of revenue for the three months ended June 27, 2020 compared to the three months ended June 29, 2019 was consistent with the decrease in revenue, offset by approximately $4.0 million of tariffs on products imported from China to the U.S.

Gross margin decreased 110 basis points for the three months ended June 27, 2020 compared to the three months ended June 29, 2019. The decrease was driven by the introduction of tariffs in September 2019. This decrease was partially offset by volume and mix shifts into higher margin products and channels, as well as product and material cost reductions associated with the consolidation of our supplier base and successful cost negotiations. This revenue was offset by expedited freight and other expenses to increase inventory levels and fill backorders to meet the higher than expected demand. Excluding the effects of tariffs, gross margin would have been 45.7%, an increase of 60 basis points, for the three months ended June 27, 2020 compared to the three months ended June 29, 2019. We calculate gross margin excluding the effects of tariffs by removing the impact of tariffs imposed on goods imported from China to the U.S. from gross profit divided by total revenue.

Comparison of the nine months ended June 27, 2020 and June 29, 2019

	Nine Months Ended		Change
	June 27, 2020	June 29, 2019	$	%
(In thousands, except percentages)
Cost of revenue	$576,071	$563,591	$12,480	2.2%
Gross profit	$410,420	$403,072	$7,348	1.8%
Gross margin	41.6%	41.7%

The increase in cost of revenue for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019 was driven by the increase in revenue and approximately $29.9 million for tariffs on products imported from China to the U.S.

Gross margin decreased 10 basis points for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019. The decrease was driven by the introduction of tariffs in September 2019. This decrease was partially offset by volume and mix shifts into higher margin products and channels, as well as product and material cost reductions associated with the consolidation of our supplier base. Excluding the effects of tariffs, gross margin would have been 44.6%, an increase of 290 basis points, for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019. We calculate gross margin excluding the effects of tariffs by removing the impact of tariffs imposed on goods imported to the U.S. from China from gross profit divided by total revenue.

Research and development

Comparison of the three months ended June 27, 2020 and June 29, 2019

	Three Months Ended		Change
	June 27, 2020	June 29, 2019	$	%
(In thousands, except percentages)
Research and development	$52,821	$44,355	$8,466	19.1%
Restructuring and related expenses	4,949	—	4,949	*
Total research and development	$57,770	$44,355	$13,415	30.2%
Percentage of revenue	23.2%	17.1%
* not meaningful

Research and development expenses increased $13.4 million, or 30.2%, for the three months ended June 27, 2020 compared to the three months ended June 29, 2019. Excluding the impact of $4.9 million of restructuring and related expenses for employee severance and benefit costs, site closures, and other costs related to the 2020 restructuring plan, research and development expenses for the three months ended June 27, 2020 compared to the three months ended June 29, 2019 increased by 19.1%. This increase was due to an increase of $9.4 million in personnel-related expenses primarily due to increased headcount, as well as higher stock-based compensation, offset by approximately $1.0 million of other research and development costs.

Comparison of the nine months ended June 27, 2020 and June 29, 2019

	Nine Months Ended		Change
	June 27, 2020	June 29, 2019	$	%
(In thousands, except percentages)
Research and development	$154,941	$121,530	$33,411	27.5%
Restructuring and related expenses	4,949	—	4,949	*
Total research and development	$159,890	$121,530	$38,360	31.6%
Percentage of revenue	16.2%	12.6%
* not meaningful

Research and development expenses increased $38.4 million, or 31.6%, for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019. Excluding the impact of $4.9 million of restructuring and related expenses for employee severance and benefit costs, site closures, and other costs related to the 2020 restructuring plan, research and development expenses for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019 increased 27.5%. This increase was due to an increase of $25.3 million in personnel-related expenses primarily due to increased headcount, as well as higher stock-based compensation, and an increase of $8.7 million in product development costs related to our continued investment in new products and features, slightly offset by a decrease in other research and development costs.

Sales and marketing

Comparison of the three months ended June 27, 2020 and June 29, 2019

	Three Months Ended		Change
	June 27, 2020	June 29, 2019	$	%
(In thousands, except percentages)
Sales and marketing	$57,485	$61,482	$(3,997)	(6.5)%
Restructuring and related expenses	19,788	—	19,788	*
Total sales and marketing	$77,273	$61,482	$15,791	25.7%
Percentage of revenue	31.0%	23.6%
* not meaningful

Sales and marketing expenses increased $15.8 million, or 25.7%, for the three months ended June 27, 2020 compared to the three months ended June 29, 2019. Excluding the impact of $19.8 million restructuring and related expenses for employee severance and benefit costs, site closures, and other costs related to the 2020 restructuring plan, sales and marketing expenses for the three months ended June 27, 2020 compared to June 29, 2019 decreased 6.5%. This decrease was related to $5.1 million in lower marketing and advertising expenses, offset by an increase of $1.3 million in revenue-related sales fees resulting from higher sales in our direct-to-consumer business.

Comparison of the nine months ended June 27, 2020 and June 29, 2019

	Nine Months Ended		Change
	June 27, 2020	June 29, 2019	$	%
(In thousands, except percentages)
Sales and marketing	$185,413	$176,705	$8,708	4.9%
Restructuring and related expenses	19,788	—	19,788	*
Total sales and marketing	$205,201	$176,705	$28,496	16.1%
Percentage of revenue	20.8%	18.3%
* not meaningful

Sales and marketing expenses increased $28.5 million, or 16.1% for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019. Excluding the impact of $19.8 million in restructuring and related expenses for employee severance and benefit costs, site closures, and other costs related to the 2020 restructuring plan, sales and marketing expenses for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019 increased 4.9%. This increase was due to an increase of $5.3 million in marketing and advertising expenses, $3.1 million in personnel-related expenses due to increased headcount and increased stock-based compensation expenses, and an increase in of $2.3 million primarily from revenue-related sales fees resulting from higher sales in our direct-to-consumer business, offset by a decrease of $2.0 million in overhead costs.

General and administrative

Comparison of the three months ended June 27, 2020 and June 29, 2019

	Three Months Ended		Change
	June 27, 2020	June 29, 2019	$	%
(In thousands, except percentages)
General and administrative	$30,239	$26,583	$3,656	13.8%
Restructuring and related expenses	1,423	—	1,423	*
Total general and administrative	$31,662	$26,583	$5,079	19.1%
Percentage of revenue	12.7%	10.2%
* not meaningful

General and administrative expenses increased $5.1 million, or 19.1%, for the three months ended June 27, 2020 compared to the three months ended June 29, 2019. Excluding the impact of $1.4 million of restructuring and related expenses for employee severance and benefit costs, site closures, and other costs related to the 2020 restructuring plan, general and administrative expenses for the three months ended June 27, 2020 compared to the three months ended June 29, 2019 increased 13.8%. This increase was primarily due to $4.1 million in legal fees paid in connection with our IP litigation, offset by decreases in other costs resulting from our initiatives to reduce our operating expenses.

Comparison of the nine months ended June 27, 2020 and June 29, 2019

	Nine Months Ended		Change
	June 27, 2020	June 29, 2019	$	%
(In thousands, except percentages)
General and administrative	$86,566	$74,308	$12,258	16.5%
Restructuring and related expenses	1,423	—	1,423	*
Total general and administrative	$87,989	$74,308	$13,681	18.4%
Percentage of revenue	8.9%	7.7%
* not meaningful

General and administrative expenses increased $13.7 million, or 18.4%, for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019. Excluding the impact of $1.4 million of restructuring and related expenses for employee severance and benefit costs, site closures, and other costs related to the 2020 restructuring plan, general and administrative expenses for the nine months ended June 27, 2020 compared to June 29, 2019 increased 16.5%. This increase was due to $7.9 million in legal fees paid in connection with IP litigation and $3.7 million in personnel-related costs due to increased headcount, as well as increased stock-based compensation expenses.

Interest income, interest expense and other income (expense), net

Comparison of the three months ended June 27, 2020 and June 29, 2019

	Three Months Ended		Change
	June 27, 2020	June 29, 2019	$	%
(In thousands, except percentages)
Interest income	$81	$1,432	$(1,351)	(94.3)%
Interest expense	$360	$626	$(266)	(42.5)%
Other income (expense), net	$365	$1,068	$(703)	(65.8)%

Interest income for the three months ended June 27, 2020 compared to the three months ended June 29, 2019 decreased due to lower balances and yields in our cash and cash equivalents. Interest expense for the three months ended June 27, 2020 compared to the three months ended June 29, 2019 decreased primarily due to lower principal balance. The decrease in other income (expense), net for the three months ended June 27, 2020 compared to the three months ended June 29, 2019 was due to foreign currency exchange losses.

Comparison of the nine months ended June 27, 2020 and June 29, 2019

	Nine Months Ended		Change
	June 27, 2020	June 29, 2019	$	%
(In thousands, except percentages)
Interest income	$1,954	$2,933	$(979)	(33.4)%
Interest expense	$1,187	$1,914	$(727)	(38.0)%
Other income (expense), net	$3,366	$(3,640)	$7,006	*
* not meaningful

Interest income for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019 decreased due to lower balances and yields in our cash and cash equivalents. The decrease in interest expense for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019 was primarily driven by a lower principal balance. The increase in other income (expense), net for the nine months ended June 27, 2020 compared to the nine months ended June 29, 2019 was due to foreign currency exchange gains.

Provision for (benefit from) income taxes

Comparison of the three months ended June 27, 2020 and June 29, 2019

	Three Months Ended		Change
	June 27, 2020	June 29, 2019	$	%
(In thousands, except percentages)
Provision for income taxes	$152	$833	$(681)	(81.8)%

The provision for income taxes decreased from $0.8 million for the three months ended June 29, 2019 to $0.2 million for the three months ended June 27, 2020.

For the three months ended June 27, 2020, we recorded a provision for incomes taxes of $0.1 million for certain profitable foreign entities and less than $0.1 million for U.S. federal and state income for a total provision of $0.2 million. For the three months ended June 29, 2019, we recorded a provision for income taxes of $0.6 million for certain profitable foreign entities and a provision for income taxes of $0.2 million for U.S. federal and state income taxes for a total provision of $0.8 million.

Comparison of the nine months ended June 27, 2020 and June 29, 2019

	Nine Months Ended		Change
	June 27, 2020	June 29, 2019	$	%
(In thousands, except percentages)
Provision for (benefit from) income taxes	$(1)	$3,074	$(3,075)	(100.0)%

Provision for (benefit from) income taxes changed from a provision of $3.1 million for the nine months ended June 29, 2019 to a benefit from income taxes of less than $0.1 million for the nine months ended June 27, 2020.

For the nine months ended June 27, 2020, we recorded a provision for income taxes of $0.5 million for certain profitable foreign entities and a benefit from income taxes of $0.5 million for U.S federal and state incomes taxes which includes a favorable release of uncertain tax positions in the U.S. coinciding with the issuance of the BEAT Regulations. For the nine months ended June 29, 2019, we recorded a provision for income taxes of $1.2 million for certain profitable foreign entities and a provision of $1.9 million for U.S. federal and state income taxes for a total provision of $3.1 million.

Liquidity and capital resources

Our operations are financed primarily through cash flows from operating activities, net proceeds from the sale of our equity securities and borrowings under our Term Loan and Credit Facility. As of June 27, 2020, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $329.1 million, including $64.9 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of June 27, 2020, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

In response to the impacts of COVID-19, in March 2020 we implemented a number of initiatives to maintain our liquidity and rationalize our operating expenses, including reducing the pace of investment in inventory, as well as suspending travel, new hiring, employee promotions and merit-based payroll increases. In the third quarter of fiscal 2020, we sustained these operating reduction initiatives and initiated the 2020 restructuring plan. We experienced shortages across a range of products because demand outpaced our expectations, which resulted in backorders for many of our products.

In connection with our efforts to reduce operating expenses and preserve liquidity, on June 23, 2020 we initiated the 2020 restructuring plan in connection with our efforts to reduce operating expenses and preserve liquidity in the face of the COVID-19 pandemic, and to more efficiently position our business for our long-term strategy. As a result of these efforts we eliminated approximately 12% of our global headcount and closed our New York retail store and six satellite offices. Our restructuring efforts are expected to result in savings of approximately $7.5 million in the fourth quarter, positioning us more efficiently to continue delivering sustainable, profitable growth over the long-term.

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

Debt obligations

Our debt obligations consist of the Credit Facility, the Term Loan and debt acquired in our acquisition of Snips. Our short- and long-term debt obligations as of June 27, 2020 and September 28, 2019 were as follows:

	As of
	June 27, 2020		September 28, 2019
(In thousands, except percentages)
Term Loan (1)	2.4%	$28,333	4.6%	$33,333
Unamortized debt issuance costs (2)		(103)		(160)
Total indebtedness		28,230		33,173
Less short-term portion		(8,333)		(8,333)
Long-term debt		$19,897		$24,840

(1)Due in October 2021, bears interest at a variable rate equal to an adjusted LIBOR plus 2.25%, payable quarterly.
(2)Debt issuance costs are recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility allows us to borrow up to $80.0 million restricted to the value of the borrowing base which is based on the value of our inventory and accounts receivable and is subject to monthly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of both June 27, 2020 and September 28, 2019, we did not have any outstanding borrowings and had $0.5 million in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility and the Term Loan require that we maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of June 27, 2020 and September 28, 2019, we were in compliance with all financial covenants. The Credit Facility and the Term Loan are collateralized by eligible inventory and accounts receivable, as well as our intellectual property including patents and trademarks.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	June 27, 2020	June 29, 2019
(In thousands)
Net cash provided by (used in):
Operating activities	$83,151	$110,936
Investing activities	(66,194)	(14,092)
Financing activities	(27,111)	20,617
Effect of exchange rate changes	639	(103)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,515)	$117,358

Cash flows from operating activities

Net cash provided by operating activities of $83.2 million for the nine months ended June 27, 2020 consisted of net loss of $38.5 million, non-cash adjustments of $86.1 million and a net increase in cash related to changes in operating assets and liabilities of $35.6 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $41.6 million, depreciation and amortization of $27.7 million, and $14.0 million primarily for impairment and abandonment charges related to our 2020 restructuring plan. The increase in operating assets and liabilities was primarily due to a decrease in inventory of $129.6 million due to seasonality and tighter inventory management, a decrease in accounts receivable of $53.4 million due to the shift in our channel mix to higher direct-to-consumer sales, as well as seasonality, an increase in accrued compensation of $8.0 million primarily due to restructuring expenses for employee severance and benefit costs, an increase in other liabilities of $7.5 million, and an increase in deferred revenue of $3.5 million. The increase in operating assets and liabilities was partially offset by a decrease in accounts payable and accrued expenses of $162.1 million primarily due to the decrease in inventory, as well as an increase in other assets of $4.4 million.

Cash flows from investing activities

Cash used in investing activities for the nine months ended June 27, 2020 of $66.2 million was primarily due to net cash paid for acquisition activity of $36.3 million, as well as payments for property, equipment and intangible assets of $29.9 million. Payments for property, equipment, and intangible assets were primarily comprised of manufacturing-related tooling and test equipment to support the launch of new products, leasehold improvements, marketing-related product displays, and acquired intellectual property.

Cash flows from financing activities

Cash used in financing activities for the nine months ended June 27, 2020 of $27.1 million was primarily for $39.8 million for payments for repurchases of common stock, as well as for shares withheld for taxes associated with vesting of RSUs, as well as repayments for borrowings of $5.0 million, partially offset by proceeds from the exercise of stock options of $17.7 million.

Commitments and contingencies

At June 27, 2020, we had $46.7 million in non-cancelable purchase commitments for inventory that we expect to purchase in the remainder of fiscal 2020.

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

For the three months ended June 27, 2020 and June 29, 2019, we recognized a gain from foreign currency of $0.4 million and $1.1 million, respectively. For the nine months ended June 27, 2020 and June 29, 2019, we recognized a gain from foreign currency of $3.3 million and a loss from foreign currency of $3.6 million, respectively. Based on transactions denominated in currencies other than respective functional currencies as of June 27, 2020, a hypothetical adverse change of 10% would have resulted in an adverse impact on income (loss) before provision for (benefit from) income taxes of approximately $1.3 million for the three months ended June 27, 2020 and $7.8 million for the nine months ended June 27, 2020.

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of June 27, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control

There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, COVID-19 and related preventative and mitigation measures have negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. As of the date of this report, our fiscal 2020 business and operating results have been affected as a result of, among other things, challenges we and our retail partners faced and continue to face in anticipating the global demand market for our products given uncertainties caused by the COVID-19 pandemic, as well as the temporary closure of some of the retail stores in our end-markets. Although retail stores began to reopen in the third quarter in some of our end-markets, many are subject to operational restrictions which may impact customer purchasing behavior and, in the event of a COVID-19 resurgence in such end-markets, such stores may close again. COVID-19 has also impacted our efforts to diversify our supply chain into Malaysia by the end of fiscal 2020 as a result of government-mandated shutdowns in response to COVID-19.
COVID-19 has negatively impacted the global economy to date and is likely to cause further global economic disruption. While the duration and severity of the economic impacts of COVID-19 are unknown, it is possible that such economic impacts may be prolonged and continue beyond the development of any vaccines or therapeutics. In particular, any recession, depression or other sustained adverse market event resulting from COVID-19 may result in high levels of unemployment and associated loss of personal income, decreased consumer confidence, and lower discretionary spending, which could materially and adversely affect our business, results of operations, financial position and cash flows.
Further, if preventative and mitigation measures associated with COVID-19 continue, our business and operations may be impacted by possible additional factors such as logistics provider disruptions, supply chain disruptions or delays including temporary closures or reduced hours at our manufacturing facilities in China and Malaysia, disruptions to our installer channel, labor shortages, increased components costs, shipment delays and/or inventory management or demand forecasting issues, associated customer dissatisfaction, increased operational costs, and currency volatility related to significant changes in economic or political conditions in the markets in which we operate.
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

We have experienced net losses in our recent annual periods. In the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017, we had net losses of $4.8 million, $15.6 million and $14.2 million, respectively. We had an accumulated deficit of $208.4 million as of September 28, 2019. We expect our operating expenses to increase in the future as we expand our operations and execute on our product roadmap and strategy. We plan to make significant future expenditures related to the expansion of our business and our product offerings, including investments in:
•research and development to continue to introduce innovative new products, enhance existing products and improve our customers’ listening experience;
•sales and marketing to expand our global brand awareness, promote new products, increase our customer base and expand sales within our existing customer base; and
•legal, accounting, information technology and other administrative expenses to sustain our operations as a public company.

We need to increase our revenue to achieve and maintain profitability in the future and we cannot assure you that we will be able to achieve such increase to our revenue, particularly in a global recession or depression. For example, the COVID-19 pandemic and related disruptions and uncertainties in the global economy and in consumer spending have adversely affected our revenue in the second and third quarters of fiscal 2020. Our ability to achieve revenue growth will depend in part on our ability to execute on our product roadmap and strategy and to determine the market opportunity for new products. New product introductions may adversely impact our gross margin in the near to intermediate term due to the frequency of these product introductions and their anticipated increased share of our overall product volume. The expansion of our business and product offerings also places a continuous and significant strain on our management, operational and financial resources. In the event that we are unable to grow our revenue, or in the event that revenue grows more slowly than we expect, our operating results could be adversely affected and our stock price could be harmed.

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

Our operating results and other key metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter and year-over-year. We expect that this trend will continue as a result of a number of factors as set forth in this Item 1A, many of which are outside of our control and may be difficult to predict, including:

•the impact of COVID-19, its duration and responses to it;
•seasonality in the demand for our products;
•the timing and success of new product introductions;
•competition;
•the imposition of tariffs and other trade barriers, and the effects of retaliatory trade measures;
•fluctuations in component and manufacturing costs; and
•adverse litigation judgments, settlements or other litigation-related costs, especially from litigation involving alleged patent infringement or defense of our patents.

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

Due to the quickly evolving and highly competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. For example, in May 2020, we introduced Arc, our premium smart soundbar, Sonos Five and the next generation of our Sub. The successful introduction of these products and any new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. We face significant challenges in managing the risks associated with new product introductions and production ramp-up issues, including accurately forecasting initial consumer demand, effectively managing any third-party strategic alliances or collaborative partnerships related to new product development or commercialization, as well as the risk that new products may have quality or other defects in the early stages of introduction or may not achieve the market acceptance necessary to generate sufficient revenue. New and upgraded products can also affect the sales and profitability of existing products. Accordingly, if we cannot properly manage the introduction of new products, our operating results and financial condition may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.

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

In addition, there is no guarantee that our efforts to diversify manufacturers will be successful. If we do not successfully coordinate the timely manufacturing and distribution of our products by such manufacturers, if such manufacturers are unable to successfully and timely process our orders or if we do not receive timely and accurate information from such manufacturers, we may have an insufficient supply of products to meet customer demand, we may lose sales, we may experience a build-up in inventory, we may incur additional costs, and our financial performance and reporting may be adversely affected. We have also historically manufactured our products in China and in early fiscal 2020 began to diversify our supply chain through the addition of contract manufacturing in Malaysia. By adding manufacturers in other countries, we may experience increased transportation costs, fuel costs, labor unrest, impact of natural disasters and other adverse effects on our ability, timing and cost of delivering products, which may increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our operating results and financial condition. In addition, any partial or full government-mandated shutdown resulting from COVID-19 may delay our efforts to diversify our supply chain or cause supply chain disruptions notwithstanding any supply chain diversification efforts. In particular, our efforts to diversify our supply chain into Malaysia have been delayed as a result of a government-mandated shutdown resulting from COVID-19.

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

We must forecast production and inventory needs in advance with our suppliers and manufacturers; our ability to do so accurately could be affected by many factors, including changes in customer demand, new product introductions, sales promotions, channel inventory levels, uncertainty related to the duration and impact of COVID-19, and general economic conditions. If demand does not meet our forecast, excess product inventory could force us to write-down or write-off inventory or to sell the excess inventory at discounted prices, which could cause our gross margin to suffer and impair the strength of our brand. In addition, excess inventory may result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. If demand exceeds our forecast, as it did in the third quarter of fiscal year 2020, and we do not have sufficient inventory to meet this demand, we may have to rapidly increase production which may result in reduced manufacturing quality and customer satisfaction as well as higher supply and manufacturing costs that would lower our gross margin, or we may experience customer dissatisfaction or decreased revenue as a result of any continued inventory shortages. Any of these scenarios could adversely impact our operating results and financial condition.

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

Changes in how network operators manage data that travels across their networks or in net neutrality rules could harm our business.

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

Companies in the consumer electronics industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we gain an increasingly high profile and face more intense competition in our markets, and as we introduce more products and services, including through acquisitions and through partners, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use, and we may be subject to litigation and disputes. The costs of supporting such litigation and disputes is considerable, and there can be no assurance that a favorable outcome would be obtained. We may be required to settle such litigation and disputes, or we may be subject to an unfavorable judgment in a trial, and the terms of a settlement or judgment against us may be unfavorable and require us to cease some or all our operations, limit our ability to use certain technologies, pay substantial amounts to the other party or issue additional shares of our capital stock to the other party, which would dilute our existing stockholders. Further, if we are found to have engaged in practices that are in violation of a third party’s rights, we may have to negotiate a license to continue such practices, which may not be available on reasonable or favorable terms, develop alternative, non-infringing technology or discontinue the practices altogether. In the event that these practices relate to an acquisition or a partner, we may not be successful in exercising any indemnification rights available to us under our agreements or in recovering damages in the event that we are successful. Each of these efforts could require significant effort and expense and ultimately may not be successful.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright and trade secret protection laws, to protect our proprietary rights. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights or challenge our proprietary rights, pending and future patent and trademark applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition and results of operations. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, on January 7, 2020, we filed a complaint with the U.S. International Trade Commission against Alphabet and Google and a lawsuit in the U.S. District Court for the Central District of California against Google, alleging patent infringement of certain Sonos patents related to our smart speakers and related technology. The cost of defending our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims or actions against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.

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

We have operations outside the United States, and we expect to continue to expand our international presence, especially in Asia. In fiscal 2019, 50.0% of our revenue was generated outside the United States. This subjects us to a variety of risks inherent in doing business internationally, including:

•fluctuations in currency exchange rates and costs of imposing currency exchange controls;
•political, social and/or economic instability, including related to the ongoing COVID-19 pandemic and the United Kingdom's withdrawal from the EU, commonly known as "Brexit";
•higher levels of credit risk and payment fraud and longer payment cycles associated with, and increased difficulty of payment collections from certain international customers;
•burdens and risks of complying with a number and variety of foreign laws and regulations, including the Foreign Corrupt Practices Act;
•laws and regulations may change from time to time unexpectedly and may be unpredictably enforced;
•potential negative consequences from changes in or interpretations of U.S. and foreign tax laws;
•the cost of developing connected products for countries where Wi-Fi technology has been passed over in favor of more advanced cellular data networks;
•tariffs, trade barriers and duties;
•protectionist laws and business practices that favor local businesses in some countries;
•reduced protection for intellectual property rights in some countries;
•difficulties and associated costs in managing multiple international locations; and
•delays from customs brokers or government agencies.

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

Changes in international trade policies, including the imposition of tariffs. have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.

The U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, including under the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"), which Section 301 tariffs have increased our cost of revenue and adversely impacted our results of operations. The Section 301 tariffs were imposed on our products effective September 2019 and were imposed at a rate of 15% which was reduced to a rate of 7.5% effective February 2020 as part of a “Phase One” agreement between the U.S. and China on trade matters. On May 13, 2020, we were granted a temporary exclusion from the Section 301 tariffs for our components products and, on July 23, 2020, we were granted a temporary exclusion from the Section 301 tariffs for our core speaker products. These exclusions eliminate the Section 301 tariffs on our core speaker and component products until August 31, 2020 and entitle us to a refund of approximately $30 million in Section 301 tariffs we have paid since September 2019. We will need to seek extensions of these exemption requests to extend such exemptions past August 31, 2020 and, in the event that we are unsuccessful, the Section 301 tariffs on our products will automatically re-instate.

In the event that future tariffs are imposed on imports of our products, we do not successfully obtain the refund to which we are currently entitled, we are not successful in our exemption extension requests, the amounts of existing tariffs are increased, or China or other countries take retaliatory trade measures in response to existing or future tariffs, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. In response to the Section 301 tariffs (among other factors), in early fiscal 2020 we began to diversify our supply chain through the addition of contract manufacturing in Malaysia. In response to future new tariffs, we may further shift production outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating new supply chains, identifying substitute components and establishing new manufacturing locations.

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

The stock price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $6.97 to $21.69 through June 27, 2020. The stock price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

•overall performance of the equity markets and the economy as a whole;
•changes in the financial projections we or third parties may provide to the public or our failure to meet these projections;
•actual or anticipated changes in our growth rate relative to that of our competitors;
•announcements of new products, or of acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments, by us or by our competitors;
•additions or departures of key personnel;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•rumors and market speculation involving us or other companies in our industry;
•sales of shares of our common stock by us or our stockholders particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur; and
•additional stock issuances that result in significant dilution to shareholders.

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

There are provisions in our restated certificate of incorporation and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:
•a classified Board so that not all members of the Board are elected at one time;
•the ability of the Board to determine the number of directors and fill any vacancies and newly created directorships;
•a requirement that our directors may only be removed for cause;
•a prohibition on cumulative voting for directors;
•the requirement of a super-majority to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorization of the issuance of “blank check” preferred stock that the Board could use to implement a stockholder rights plan;
•an inability of our stockholders to call special meetings of stockholders; and
•a prohibition on stockholder actions by written consent, thereby requiring that all stockholder actions be taken at a meeting of our stockholders.

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

Item 2. Unregistered sales of equity securities and use of proceeds

        Recent sales of unregistered securities

None.

        Issuer purchases of equity securities

In September 2019, the Board of Directors authorized a common stock repurchase program of up to $50.0 million. The Company did not repurchase any shares of its common stock under such common stock repurchase program during the third quarter of 2020. The Company had $16.8 million available for share repurchases under the repurchase program as of June 27, 2020. See Note 9. Stockholders’ Equity for further information.

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

Item 6. Exhibit index

Exhibit number	Exhibit title	Incorporated by reference				Filed or furnished herewith
		Form	File no.	Exhibit	Filing date
10.1	Performance Share Award Agreement dated May 28, 2020 for Patrick Spence					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income, (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Sonos, Inc.

Date: August 5, 2020	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 5, 2020	By:	/s/ Brittany Bagley
Brittany Bagley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)