Form 10-K
period 2020-10-03
Sonos Inc
filed 2020-11-23
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
Form 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2020
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

805-965-3001
Registrant’s telephone number, including area code

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of SONO common stock held by non-affiliates of the registrant as of March 27, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $880.9 million based on the closing price of $8.62 as reported by The Nasdaq Global Select Market System.

As of November 9, 2020, the registrant had 112,848,052 shares of common stock outstanding, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the "2021 Proxy Statement") relating to its 2021 Annual Meeting of Stockholders. The 2021 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "would," "expect," "objective," "plan," "potential," "seek," "grow," "target," "if," and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled "Risk Factors" set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•our expectations regarding our results of operations, including gross margin, financial condition and cash flows;

•our expectations regarding the development and expansion of our business;

•anticipated trends, challenges and opportunities in our business and in the markets in which we operate;

•competitors and competition in our markets;

•our ability to maintain and promote our brand and expand brand awareness;

•our ability to successfully develop and introduce new products;

•our ability to manage our international operations;

•the effects of tariffs, trade barriers and retaliatory trade measures;

•our ability to expand our customer base and expand sales to existing customers;

•our expectations regarding development of our direct-to-consumer sales channels;

•expansion of our partner network;

•the impact of the COVID-19 pandemic on our business and our response to it;

•our ability to retain and hire necessary employees and staff our operations appropriately;

•the timing and amount of certain expenses and our ability to achieve operating leverage over time; and

•our ability to maintain, protect and enhance our intellectual property.

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

Our sound system provides an immersive listening experience created by our thoughtfully designed speakers and components, our proprietary software platform and the ability to wirelessly stream the content our customers love from the services they prefer. We manage the complexity of delivering a seamless customer experience in a multi-user and open-platform environment. The Sonos sound system is easy to set up, use, and expand to bring audio to any room in the home. Through our software platform, we frequently enhance features and services on our products, improving functionality and customer experience.

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

We debuted the world’s first multi-room wireless sound system in 2005 and have since been a leading innovator in wireless home audio. Today, our products include wireless and home theater speakers, components, and accessories to address consumers’ evolving home audio needs. In addition to new product launches, we frequently introduce new features across our platform, providing our customers with enhanced functionality, services, improved sound, and an enriched user experience.

We are committed to continuous technological innovation as evidenced by our growing global patent portfolio. We believe our patents comprise the foundational intellectual property for wireless multi-room and other audio technologies.

Our network of partners provides our customers with access to voice control, streaming music, internet radio, podcasts and audiobook content, enabling them to control and listen to an expansive range of audio entertainment. Our platform has attracted a broad range of approximately 100 streaming content providers, such as Apple Music, Pandora, Spotify, and TuneIn. These partners find value in our independent platform and access to our millions of desirable and engaged customers.

As of October 3, 2020, we had a total of nearly 31.6 million products registered in approximately 10.9 million households globally, including the addition of over 1.8 million new households during fiscal 2020. Our customers have typically purchased additional Sonos products over time. As of October 3, 2020, 61% of our 10.9 million households had registered more than one Sonos product. We also estimate that our customers listened to 10.2 billion hours of audio content using our products in fiscal 2020, which represents 32.8% growth from fiscal 2019.

Our innovative products, seamless customer experience, and expanding global footprint have driven 15 consecutive years of sustained revenue growth since our first product launch. We generate revenue from the sale of our Sonos speaker products, including wireless speakers and home theater speakers, from our Sonos system products, which largely comprises our component products, and from partner products and other revenue, including partnerships with IKEA and Sonance, Sonos and third-party accessories, licensing, and advertising revenue.

Our growth is driven by both new customers buying our products as well as existing customers continuing to add products to their Sonos systems. In fiscal 2020, existing customers accounted for approximately 41.2% of new product registrations. We sell our products primarily through over 10,000 third-party physical retail stores, including custom installers of home audio systems. We also sell through select e-commerce retailers and our website sonos.com. Our products are distributed in over 50 countries, with 47.4% of our revenue in fiscal 2020 generated outside the United States.

Our Products

Our portfolio of products encourages customers to uniquely tailor their Sonos sound systems to best meet their sound and design preferences.

•Sonos speakers. Sonos speakers comprises our wireless speakers and home theater products, including:

Product	Launch Date	Description
Arc	June 2020	Our premium smart soundbar for TV, movies, music, gaming, and more. Replaced Playbar, our first smart soundbar released in April 2013 and Playbase, our powerful sound base for TVs released in 2017.
Five	June 2020	Our high fidelity speaker for superior sound. Originally launched as Play:5 (Gen 1) in November 2009 and completely redesigned in November 2015 as Play:5 (Gen 2).
Sub (Gen 3)	June 2020	Our wireless subwoofer for deep bass. Originally introduced as Sub (Gen 1) in June 2012.
Move	September 2019	Our durable, battery-powered smart speaker for outdoor and indoor listening.
One SL	September 2019	Our powerful microphone-free speaker for music and more. Replaced Play:1 which was introduced in October 2013.
Beam	June 2018	Our smart, compact soundbar for TV, music, and more.
One	October 2017	Our powerful smart speaker with voice control built in.

•Sonos System Products. Sonos system products comprises our component and other products which allow customers to convert third-party wired systems, stereo systems and home theater set-ups into our easy-to-use, wirelessly controlled streaming music system, including:

Product	Launch Date	Description
Port	September 2019	Our versatile streaming component for stereos or receivers. Replaced Connect which launched in January 2007.
Amp	February 2019	Our versatile amplifier powering all our customers’ entertainment. Replaced Connect:Amp which launched in September 2012.
Boost	August 2014	Our simple WiFi extension for uninterrupted listening.

•Partner Products and Other Revenue. Partner products and other revenue category comprises products sold in connection with our partnerships, accessories, professional services, licensing, and advertising revenue. Products in this category are comprised of accessories that allow our customers to integrate our products seamlessly into their homes as well as products manufactured by and/or sold by our partners, including:

Product	Description
IKEA module units	Hardware and embedded software integrated into final products manufactured and sold by IKEA. Current IKEA products include SYMFONISK bookshelf speaker and lamp.
Sonos Architectural by Sonance	Introduced in February 2019, a collection of installed passive speakers for indoor and outdoor use designed and optimized for Amp in partnership with Sonance, including in-ceiling, in-wall, and outdoor speakers.
Accessories	Stands, mounts, shelves, cables, chargers, and more.

Our Software

Our proprietary software is the foundation of the Sonos sound system and further differentiates our products and services from those of our competitors.

In April 2020, we introduced Sonos Radio, a free, ad-supported streaming radio experience bringing together more than 60,000 stations from multiple streaming partners alongside original programming from Sonos.

In June 2020, we introduced Sonos S2, a powerful new app and operating system to enable a new generation of Sonos products and experiences, which includes new features, usability updates, and more personalization while also enabling higher resolution audio technologies for music and home theater.

Our software provides the following key benefits:

•Multi-room experience. Our system enables our speakers to work individually or together in synchronized playback groups, powered by wireless network capabilities to route and play audio optimally.

•Open platform for content partners. Our platform enables customers to easily search and browse for content from a list of more than 100 content partners from around the world including stations, artists, albums, podcasts, audio books, and more. Content partners can connect to Sonos via our platform and find a new and growing audience for their catalogs.

•Intuitive and flexible control. Our customers can control their experiences through the Sonos app, voice control, from Sonos devices directly, or an expanding number of third-party apps and smart devices. As our customers navigate across different controllers, our technology synchronizes the control experience across the Sonos platform to deliver the music and entertainment experience they desire.

•Smart audio. We have made significant investments in our engineering team and audio technology. For example, we invented technology to allow two or more of our speakers to pair wirelessly and create multi-channel sound, thereby enabling a much broader sound field. In addition, our Trueplay technology utilizes the microphones on an iOS device to analyze room attributes, speaker placement and other acoustic factors in order to improve sound quality. We also developed Automatic TruePlay to deliver the same audio tuning experience, directly using the microphones integrated to our speakers and make this available to iOS and Android users.

•Home theater. Our platform enables flexible, wireless home theater configurations supporting a variety of formats.

•Continuous Improvement. Our software platform and cloud service enables feature enhancements and delivery of new experiences on an ongoing basis, so the Sonos experience improves for customers over time.

Our Partner Ecosystem

We have built a platform that attracts partners to enable our customers to play content from their preferred services. Our partners span across content, control, and third-party applications:

•Content. We partner with a broad range of content providers, such as streaming music services, internet radio stations, and podcast services, allowing our customers to enjoy their audio content from whichever source they desire.

•Control. We provide our customers with multiple options to control their home audio experiences, including voice control and direct control from within selected streaming music service apps. Our voice-enabled speaker products have Amazon Alexa and Google Assistant functionality, making our platform the first to offer consumers the ability to buy a single smart speaker with more than one voice assistant choice.
•Third-party partnerships. We partner with third-party developers to build new applications and services on top of the Sonos platform, increasing customer engagement and creating new experiences for our customers, such as architectural in-ceiling, in-wall and outdoor speakers in partnership with Sonance, as well as a bookshelf speaker and table lamp speaker in partnership with IKEA.

Our Competitive Strengths

We believe the following combination of capabilities and features of our business model distinguish us from our competitors and position us well to capitalize on our opportunities:

•Leading sound system. We have developed and refined our sound system over the last 17 years. Our effort has resulted in significant consumer awareness and market share among home audio professionals. For example, a 2020 product study by CE Pro ranked Sonos as the leading brand in the wireless speakers, soundbar, and subwoofer categories. Our 92% share in the wireless speakers category among these industry professionals significantly outpaces our competitors.

•Proprietary Sonos app and software platform. We offer our customers a mobile app that controls the Sonos sound system and the entire listening experience. Customers can stream different audio content to speakers in different rooms or the same audio content synchronized throughout the entire home. Additionally, the Sonos app enables universal search, the ability to search for audio content across streaming services and owned content to easily find, play or curate music.
•Platform enables freedom of choice for consumers. Our broad and growing network of partners provides our customers with access to voice control, streaming music, internet radio, podcasts and audiobook content, enabling them to listen to the content they love from the services they prefer. Our platform attracts a broad set of content providers, including leading streaming music services and third-party developers.
•Differentiated consumer experience creates engaged households who often repeat purchase. We deliver a differentiated customer experience to millions of households every day, cultivating a passionate and engaged customer base. Long-term engagement with our products and our ability to continuously improve the functionality of our existing products through software updates leads to attractive economics as customers add products to their Sonos sound systems.
•Commitment to innovation drives continuous improvement. We have made significant investments in research and development since our inception and believe that we own the foundational intellectual property of wireless multi-room and other audio technologies. We have significantly expanded the size of our patent portfolio in recent years. In 2019, the strength of our patent portfolio placed us 3rd in Electronics in the 1790 Analytics Patent Scorecards study.

•Sound system expansion drives attractive financial model. We generate significant revenue and profits from customers purchasing additional products to expand their Sonos sound systems. Existing households represented approximately 41% of new product registrations in fiscal 2020. We have proven our ability to profitably add new homes, and develop new experiences that drive existing customers to add additional products to their home. We believe that we have yet to fully realize the lifetime value of our customer base. We believe this aspect of our financial model will continue to contribute to our ability to achieve sustainable, profitable growth over the long term.
Our Growth Strategies

Key elements of our growth strategy include:

•Continued introduction of innovative products and services. To address our market opportunity, we have developed a long-term roadmap to deliver innovative products, services and software enhancements. We intend to continue to introduce products and services across multiple categories designed for enjoyment in all the places and spaces that our customers listen to audio content, including outside of the home. Executing on our roadmap will position us to acquire new customers, increase sales to existing customers and improve the customer experience.
•Expansion of direct-to-consumer efforts and building relationships with existing and prospective customers. In fiscal 2020, we generated 21.4% of total revenue through our direct-to-consumer channel, primarily sonos.com, compared to 12% in fiscal 2019. We expect that our direct-to-consumer channel will continue to contribute to our growth. We intend to continue to build direct relationships with current and prospective customers through sonos.com and the Sonos app to drive direct sales.
•Expand partner ecosystem to enhance platform. We intend to deepen our relationships with our current partners and expand our partner ecosystem to provide our customers access to streaming music services, voice assistants, internet radio, podcasts and audiobook content.

•Increase brand awareness in existing geographic markets. We intend to increase our household penetration rates in our existing geographic markets by increasing brand awareness, expanding our product offerings and growing our partner ecosystem.
•Expansion into new geographic markets. Geographic expansion represents a growth opportunity in currently underserved countries. We intend to expand into new countries over time by employing country-specific marketing campaigns and distribution channels.
Research and Development

Our research and development team develops new software and hardware products as well as improves and enhances our existing software and hardware products to address customer demands and emerging trends. Our team has worked on features and enhancements to the Sonos system including development and improvements to the Sonos app, product setup, Trueplay tuning and the ability to use Alexa or Google voice services. Our audio team has developed a series of acoustic technologies which enabled us to create speakers that produce high-fidelity sound. Our wireless and radio team set a world-class wireless performance that enabled multi-room experience, wireless surround sound, and many more applications. Our industrial design and mechanical engineering teams developed a cohesive, unique family of products across multiple categories and use-cases such as home theater, all-in-one, and portable. These products demonstrate a range of proprietary manufacturing and design details, logo application techniques, and assembly architecture. The products and software we develop require significant technological knowledge and expertise to develop at a competitive pace. We believe our research and development capabilities and our intellectual property differentiates us from our competitors. We intend to continue to significantly invest in research and development to bring new products and software to market and expand our platform and capabilities.

Sales and Marketing

We sell our products primarily through over 10,000 third-party physical retail stores, including custom installers of home audio systems, and our products are distributed in more than 50 countries. The majority of our sales are transacted through traditional physical retailers, including on their websites. We also sell through online retailers, to custom installers who bundle our products with services that they sell to their customers, and directly through our website sonos.com. We sell products internationally through distributors and through retailers.

We invest in customer experience and customer relationship management to drive loyalty, word-of-mouth marketing and growth of our direct channels. Our marketing investments are focused on driving profitable growth through advertising, public relations and brand promotion activities, including digital, sponsorships, brand activations and collaborations, and channel marketing. We intend to continue to invest significant resources in our marketing and brand development efforts, including investing in capital expenditures on product displays to support our retail channel partners.

Manufacturing, Logistics and Fulfillment

We outsource the manufacturing of our speakers and components to contract manufacturers, using our design specifications. Our products are manufactured by contract manufacturers in China and during fiscal 2020, we began to diversify our supply chain through the addition of contract manufacturing in Malaysia.

Our contracts with our contract manufacturers do not obligate them to supply products to us in any specific quantity, except as specified in our purchase orders that are aligned with forecasts based on terms and conditions of the contract. The vast majority of our products are shipped to our third-party warehouses which we then ship to our distributors, retailers and directly to our customers. Our third-party warehouses are located in the United States in California and Pennsylvania, as well as internationally in Australia, Canada, the Netherlands, China, and Japan.

We use a small number of logistics providers for substantially all of our product delivery to both distributors and retailers. This approach allows us to reduce order fulfillment time, reduce shipping costs and improve inventory flexibility.

Competition

We compete against established, audio-focused sellers of speakers and sound systems such as Bang & Olufsen, Bose, Samsung (and its subsidiaries Harman International and JBL), Sony and Sound United (and its subsidiaries Denon and Polk), and against developers of voice-enabled speakers and other voice-enabled products such as Amazon, Apple and Google. In some cases, our competitors are also our partners in our product development and resale and distribution channels. Many of our competitors have significant market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition, loyal customer bases and significant financial, marketing, research, development and other resources.

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

Intellectual Property

Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. To establish and protect our proprietary rights, we rely upon a combination of patent, copyright, trade secret and trademark laws and contractual restrictions such as confidentiality agreements, licenses and intellectual property assignment agreements. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. There is no guarantee that we will prevail on any patent infringement claims against third parties. Furthermore, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions.

We currently hold over one thousand issued patents, including design and utility patents, and are pursuing hundreds of patent applications throughout the world. Our patents expire at various times. Our patents and patent applications include technology for the ability to stream content wirelessly to multiple rooms in the home, as well as other experiences and audio technologies that are important to the Sonos platform. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. To protect our brand, we file trademark registrations in some jurisdictions. In 2019, the strength of our patent portfolio placed us 3rd in Electronics in the 1790 Analytics Patent Scorecards study. We also enter into licensing agreements with our third-party content partners to provide access to a broad range of content for our customers.

In January 2020, we filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement of certain Sonos patents related to its smart speakers and related technology. In September 2020, we filed a lawsuit against Google in the U.S. District Court for Western District of Texas, alleging infringement of five Sonos wireless audio patents. Google has responded by filing a patent infringement lawsuit and a declaratory judgement of non-infringement against us during fiscal 2020 in the U.S. District Court for the Northern District of California and in Canada, Germany, France and the Netherlands, and patent infringement lawsuits against our subsidiary Sonos Europe B.V. in Germany, France and the Netherlands. See Note 13. Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

While we believe that our active patents and patent applications are an important aspect of our business, we also rely heavily on the innovative skills, technical competence and marketing abilities of our personnel.

Human Capital

Sonos is dedicated to creating the ultimate listening experience for our customers, and our employees are critical to achieving this mission. In order to continue to design innovative experiences and products, and compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we continue to attract and retain experienced employees. As part of these efforts, we strive to offer a competitive compensation and benefits program, foster a community where everyone feels included and empowered to do to their best work, and give employees the opportunity to give back to their communities and make a social impact.

As of October 3, 2020, we had 1,427 full-time employees. Of our full-time employees, 999 were in the United States and 428 were in our international locations. Other than our employees in France and the Netherlands, none of our employees are represented by a labor union or covered by a collective bargaining agreement.

Compensation and Benefits Program. Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, annual incentive bonuses, and long-term equity awards ("RSUs") tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer employees benefits such as life and health (medical, dental & vision) insurance, paid time off, paid parental leave, and a 401(k) plan.

Diversity and Inclusion. We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in better, more innovative products and services and is crucial to our efforts to attract and retain key talent. We have set a goal of 50% of new U.S. hires coming from underrepresented groups. We are focused on this goal and on building an inclusive culture through a variety of diversity and inclusion initiatives, including related to internal promotions and hiring practices. Our employee resource groups ("ERGs") also help to build an inclusive culture through company events, participation in our recruitment efforts, and input into our hiring strategies.

Community Involvement. We aim to give back to the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain employees. We offer employees the opportunity to give back both through our Sonos Soundwaves program, which partners with leading non-profits, and our Sonos Cares program, which offers employees paid volunteer time each year.

For more information on our diversity and inclusion and community involvement initiatives, please see our Corporate Responsibility report which is available at www.sonos.com.
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

Sonos, the Sonos logo, Sonos One, Sonos One SL, Sonos Five, Sonos Beam, Play:1, Play:5, Playbase, Playbar, Sonos Arc, Amp, Sub, Sonos Move, Port, Boost, and our other registered or common law trademarks, tradenames or service marks appearing in this Annual Report on Form 10-K are our property. Solely for convenience, our trademarks, tradenames, and service marks referred to in this Annual Report on Form 10-K appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, tradenames and service marks. This Annual Report on Form 10-K contains additional trademarks, tradenames and service marks of other companies that are the property of their respective owners.
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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.

Economic and Strategic Risk

Our business has been and is expected to continue to be materially and adversely affected by the ongoing COVID-19 pandemic.

To date, COVID-19 and related preventative and mitigation measures have negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. Our fiscal 2020 business and operating results were affected as a result of, among other things, challenges we and our retail partners faced and continue to face in anticipating the global demand for our products given uncertainties caused by the COVID-19 pandemic, as well as the temporary closure of some of the retail stores in our end-markets. Although retail stores began to reopen in the third quarter of fiscal 2020 in some of our end-markets, many remain subject to operational restrictions which may impact customer purchasing behavior and, in the event of a COVID-19 resurgence in such end-markets, some such stores have and others may in the future close again.

COVID-related mitigation measures and shutdowns have also delayed our efforts to fully diversify our supply chain into Malaysia until the middle of 2021. In addition, during the fourth quarter of fiscal 2020, we saw certain constraints on the ability of our component suppliers and logistics providers to timely meet commitments in an environment of increased demand for consumer electronics products during the COVID-19 pandemic, which has, and may continue to, adversely impact our ability to meet our product demand, result in additional costs, or may otherwise adversely impact our business and results of operations.

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

In order to deliver products that appeal to changing and increasingly diverse consumer preferences and to overcome the fact that a relatively high percentage of consumers may already own or use products that they perceive to be similar to those that we offer, we must develop superior technology, anticipate increasingly diverse consumer tastes and rapidly develop attractive products with competitive selling prices. In addition, many of our current and potential partners have business objectives that may drive them to sell their speaker products at a significant discount compared to ours. Amazon and Google, for example, both currently offer their speaker products at significantly lower prices than Sonos One, Sonos Beam, Sonos Arc and Sonos Move. Many of these partners may subsidize these prices and seek to monetize their customers through the sale of additional services rather than the speakers themselves. Even if we are able to efficiently develop and offer innovative products at competitive selling prices, our operating results and financial condition may be adversely impacted if we are unable to effectively anticipate and counter the ongoing price erosion that frequently affects consumer products or if the average selling prices of our products decrease faster than we are able to reduce our manufacturing costs.

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

Due to the quickly evolving and highly competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. For example, in June 2020, we introduced Arc, our premium smart soundbar, Sonos Five and the next generation of our Sub. The successful introduction of these products and any new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. We face significant challenges in managing the risks associated with new product introductions and production ramp-up issues, including accurately forecasting initial consumer demand, effectively managing any third-party strategic alliances or collaborative partnerships related to new product development or commercialization, as well as the risk that new products may have quality or other defects in the early stages of introduction or may not achieve the market acceptance necessary to generate sufficient revenue. New and upgraded products can also affect the sales and profitability of existing products. Accordingly, if we cannot properly manage the introduction of new products, our operating results and financial condition may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.

We have a recent history of losses and expect to incur increased operating costs in the future, and we may not achieve or sustain profitability or consistent revenue growth.

We have experienced net losses in our recent annual periods. In the fiscal years ended October 3, 2020, September 28, 2019 and September 29, 2018, we had net losses of $20.1 million, $4.8 million and $15.6 million, respectively. We had an accumulated deficit of $228.5 million as of October 3, 2020. We expect our operating expenses to increase in the future as we expand our operations and execute on our product roadmap and strategy. We plan to make significant future expenditures related to the expansion of our business and our product offerings, including investments in:
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

We need to increase our revenue to achieve and maintain profitability in the future and we cannot assure you that we will be able to increase our revenue, particularly in a global recession or depression. For example, the COVID-19 pandemic and related disruptions and uncertainties in the global economy and in consumer spending have had certain adverse impacts on our revenue in the second, third, and fourth quarters of fiscal 2020. Our ability to achieve revenue growth will depend in part on our ability to execute on our product roadmap and our strategy and to determine the market opportunity for new products. New product introductions may adversely impact our gross margin in the near to intermediate term due to the frequency of these product introductions and their anticipated increased share of our overall product volume. The expansion of our business and product offerings also places a continuous and significant strain on our management, operational and financial resources. In the event that we are unable to grow our revenue, or in the event that revenue grows more slowly than we expect, our operating results could be adversely affected and our stock price could be harmed.

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

If we are not successful in continuing to expand our direct-to-consumer sales channel by driving consumer traffic and consumer purchases through our website, our business and results of operations could be harmed.

We have invested significant resources in our direct-to-consumer sales channel, primarily through our website, and our future growth relies, in part, on our continued ability to attract consumers to this channel, which has and will require significant expenditures in marketing, software development and infrastructure. If we are unable to continue to drive traffic to, and increase sales through, our website, our business and results of operations could be harmed, particularly during the COVID-19 pandemic during which physical retail stores may be closed or significantly modify their retail experience. The continued success of direct-to-consumer sales through our website is subject to risks associated with e-commerce, many of which are outside of our control. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business via our website may have an adverse impact on our results of operations.

If we are unable to accurately anticipate market demand for our products, we may have difficulty managing our production and inventory and our operating results could be harmed.

We must forecast production and inventory needs in advance with our suppliers and manufacturers; our ability to do so accurately could be affected by many factors, including changes in customer demand, new product introductions, sales promotions, channel inventory levels, uncertainty related to the duration and impact of COVID-19, and general economic conditions. If demand does not meet our forecast, excess product inventory could force us to write-down or write-off inventory or to sell the excess inventory at discounted prices, which could cause our gross margin to suffer and impair the strength of our brand. In addition, excess inventory may result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. If demand exceeds our forecast, as it did in the third and fourth quarters of fiscal year 2020, and we do not have sufficient inventory to meet this demand, we may experience decreased revenue or customer dissatisfaction as a result of any continued inventory shortages or we may have to rapidly increase production which may result in reduced manufacturing quality and customer satisfaction as well as higher supply and manufacturing costs that would lower our gross margin. Any of these scenarios could adversely impact our operating results and financial condition.

Our efforts to expand beyond our core product offerings and offer products with applications outside the home may not succeed and could adversely impact our business.

We may seek to expand beyond our core sound systems and develop products that have wider applications outside the home, such as commercial or office. Developing these products would require us to devote substantial additional resources, and our ability to succeed in developing such products to address such markets is unproven. It is likely that we would need to hire additional personnel, partner with new third parties and incur considerable research and development expenses to pursue such an expansion successfully. We may have less familiarity with consumer preferences for these products and less product or category knowledge, and we could encounter difficulties in attracting new customers due to lower levels of consumer familiarity with our brand. As a result, we may not be successful in future efforts to achieve profitability from new markets, services or new types of products, and our ability to generate revenue from our existing products may suffer. If any such expansion does not enhance our ability to maintain or grow our revenue or recover any associated development costs, our operating results could be adversely affected.

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

The success of our business depends in part on the continued growth of the voice-enabled speaker market and our ability to establish and maintain market share.

We have increasingly focused our product roadmap on voice-enabled speakers. We introduced our first voice-enabled speaker, Sonos One, in October 2017, our first voice-enabled home theater speaker, Sonos Beam, in July 2018, and our first Bluetooth-enabled portable speaker with voice control, Sonos Move, in September 2019. In June 2020, we introduced Arc, our voice-enabled premium home theater speaker. If the voice-enabled speaker markets do not continue to grow or grow in unpredictable ways, our revenue may fall short of expectations and our operating results may be harmed, particularly since we incur substantial costs to introduce new products in advance of anticipated sales. Additionally, even if the market for voice-enabled speakers does continue to grow, we may not be successful in developing and selling speakers that appeal to consumers or gain sufficient market acceptance. To succeed in this market, we will need to design, produce and sell innovative and compelling products and partner with other businesses that enable us to capitalize on new technologies, some of which have developed or may develop and sell voice-enabled speaker products of their own as further described herein.

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

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright and trade secret protection laws, to protect our proprietary rights. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights or challenge our proprietary rights, pending and future patent and trademark applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition and results of operations. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, on January 7, 2020, we filed a complaint with the U.S. International Trade Commission against Alphabet and Google and a lawsuit in the U.S. District Court for the Central District of California against Google, alleging patent infringement of certain Sonos patents related to our smart speakers and related technology. In addition, on September 29, 2020, we filed a lawsuit against Google in the U.S. District Court for Western District of Texas, alleging infringement of five Sonos wireless audio patents. The cost of defending our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims or actions against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.

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

Companies in the consumer electronics industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we gain an increasingly high profile and face more intense competition in our markets, and as we introduce more products and services, including through acquisitions and through partners, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use, and we may be subject to litigation and disputes. The costs of supporting such litigation and disputes is considerable, and there can be no assurance that a favorable outcome would be obtained. We may be required to settle such litigation and disputes, or we may be subject to an unfavorable judgment in a trial, and the terms of a settlement or judgment against us may be unfavorable and require us to cease some or all our operations, limit our ability to use certain technologies, pay substantial amounts to the other party or issue additional shares of our capital stock to the other party, which would dilute our existing stockholders. Further, if we are found to have engaged in practices that are in violation of a third party’s rights, we may have to negotiate a license to continue such practices, which may not be available on reasonable or favorable terms, or may have to develop alternative, non-infringing technology or discontinue the practices altogether. In the event that these practices relate to an acquisition or a partner, we may not be successful in exercising any indemnification rights available to us under our agreements or in recovering damages in the event that we are successful. Each of these efforts could require significant effort and expense and ultimately may not be successful.

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

Conflicts with our channel and distribution partners could harm our business and operating results.

Several of our existing products compete, and products that we may offer in the future could compete, with the product offerings of some of our significant channel and distribution partners who have greater financial and technical resources than we do. To the extent products offered by our partners compete with our products, they may choose to market and promote their own products over ours or could end our partnerships and cease selling or promoting our products entirely. Any reduction in our ability to place and promote our products, or increased competition for available shelf or website placement, especially during peak retail periods, such as the holiday shopping season, would require us to increase our marketing expenditures and to seek other distribution channels to promote our products. If we are unable to effectively sell our products due to conflicts with our distribution partners, our business would be harmed.

The expansion of our direct-to-consumer channel could alienate some of our channel partners and cause a reduction in product sales from these partners. Channel partners may perceive themselves to be at a disadvantage based on the direct-to-consumer sales offered through our website. Due to these and other factors, conflicts in our sales channels could arise and cause channel partners to divert resources away from the promotion and sale of our products. Further, to the extent we use our mobile app to increase traffic to our website and increase direct-to-consumer sales, we will rely on application marketplaces such as the Apple App Store and Google Play to drive downloads of our mobile app. Apple and Google, both of which sell products that compete with ours, may choose to use their marketplaces to promote their competing products over our products or may make access to our mobile app more difficult. Any of these situations could adversely impact our business and results of operations.

Competition with our technology partners could harm our business and operating results.

We are dependent on a number of technology partners for the development of our products, some of which have developed or may develop and sell products that compete with our products. These technology partners may cease doing business with us or disable the technology they provide our products for a variety of reasons, including to promote their products over our own. For example, we are currently manufacturing and developing voice-enabled speaker systems that are enhanced with the technology of our partners, including those who sell competing products. We introduced Sonos One, Sonos Beam, Sonos Move and Sonos Arc, which feature built in voice-enabled speakers powered by Amazon’s Alexa or Google’s Google Assistant technology. One or more of our partners could disable their integration, terminate or not renew their distribution agreement with us, or begin charging us for their integration with our voice-enabled products. For example, our current agreement with Amazon allows Amazon to disable the Alexa integration in our voice-enabled products with limited notice. We cannot assure you that we will be successful in establishing partnerships with other companies that have developed voice-control enablement technology or in developing such technology on our own.

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

Operational Risks

We are dependent on a limited number of contract manufacturers to manufacture our products and our efforts to diversify manufacturers may not be successful.

We depend on a limited number of contract manufacturers to manufacture our products, with our key manufacturer, Inventec Appliances Corporation (“Inventec”) manufacturing a majority of our products. We have also historically manufactured our products in China and in early fiscal 2020 began to diversify our supply chain through the addition of contract manufacturing in Malaysia. Our reliance on a limited number of contract manufacturers increases the risk that, in the event that any or all of such manufacturers experience an interruption in their operations, fail to perform their obligation in a timely manner or terminate agreements with us, we would not be able to maintain our production capacity without incurring material additional costs and substantial delays or we may be fully prevented from selling our products. Any material disruption in our relationship with our manufacturers would harm our ability to compete effectively and satisfy demand for our products and could adversely impact our revenue, gross margin and operating results.

In addition, there is no guarantee that our efforts to diversify manufacturers will be successful. Identifying and onboarding a new manufacturer takes a significant amount of time and resources. If we do not successfully coordinate the timely manufacturing and distribution of our products by such manufacturers, if such manufacturers are unable to successfully and timely process our orders or if we do not receive timely and accurate information from such manufacturers, we may have an insufficient supply of products to meet customer demand, we may lose sales, we may experience a build-up in inventory, we may incur additional costs, and our financial performance and reporting may be adversely affected. By adding manufacturers in other countries, we may experience increased transportation costs, fuel costs, labor unrest, impact of natural disasters and other adverse effects on our ability, timing and cost of delivering products, which may increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our operating results and financial condition. In addition, any partial or full government-mandated shutdown resulting from COVID-19 may further delay our efforts to diversify our supply chain or cause supply chain disruptions notwithstanding any supply chain diversification efforts.

We depend on a limited number of third-party components suppliers and logistics providers.

We are dependent on a limited number of suppliers for various key components used in our products, and we may from time to time have sole source suppliers. The cost, quality and availability of these components are essential to the successful production and sale of our products. We are subject to the risk of industry-wide shortages, price fluctuations and long lead times in the supply of these components and other materials, which risk may be increased by the impact of COVID-19. If the supply of these components were to be delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. In the event we are unable to obtain components in sufficient quantities on a timely basis and on commercially reasonable terms, our ability to sell our products in order to meet market demand would be affected and could materially and adversely affect our brand, image, business prospects and operating results.

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

During the fourth quarter of fiscal 2020, we saw certain constraints on the ability of our component suppliers and logistics providers to timely meet commitments in an environment of increased demand for consumer electronics products during the COVID-19 pandemic, which has, and may continue to, adversely impact our ability to meet our product demand, result in additional costs, or may otherwise adversely impact our business and results of operations.

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

We are dependent on our channel partners for a vast majority of our product sales. Best Buy, one of our key channel partners, accounted for 12% of our revenue in fiscal 2020. We compete with other consumer products for placement and promotion of our products in the stores of our channel partners, including in some cases products of our channel partners. Our contracts with our channel partners allow them to exercise significant discretion in the placement and promotion of our products, and such contracts do not contain any long-term volume commitments. If one or several of our channel partners do not effectively market and sell our products, discontinue or reduce the inventory of our products, increase the promotions of or choose to promote competing products over ours, the volume of our products sold to customers could decrease, and our business and results of operations would therefore be significantly harmed. As a result of the COVID-19 pandemic, many of our key channel partners have temporarily closed or reduced operations in their retail stores during fiscal 2020 and may continue to do so in the future, which has had, and may continue to have, a material effect on our business and results of operations.

Revenue from our channel partners also depends on a number of factors outside our control and may vary from period to period. One or more of our channel partners may experience serious financial difficulty, particularly in light of store closures due to the COVID-19 pandemic, may consolidate with other channel partners or may have limited or ceased operations. Our business and results of operations have been, and may continue to be, significantly harmed by retail store closures by many of our key channel partners. Loss of a key channel partner would require us to identify alternative channel partners or increase our reliance on our direct-to-consumer channel, which may be time-consuming and expensive or we may be unsuccessful in our efforts to do so.

We have and may in the future continue to discontinue support for older versions of our products, resulting in customer dissatisfaction that could negatively affect our business and operating results.

We have historically maintained, and we believe our customers may expect, extensive backward compatibility for our older products and the software that supports them, allowing older products to continue to benefit from new software updates. We expect that as we continue to improve and enhance our software platform, this backward compatibility will no longer be practical or cost-effective, and we may decrease or discontinue service for our older products. We previously announced that certain legacy products will continue to work but will no longer receive software updates (other than bug fixes and patches) beginning in May 2020. To the extent we no longer provide extensive backward capability for our products, we may damage our relationship with our existing customers, as well as our reputation, brand loyalty and ability to attract new customers.

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

We have operations outside the United States, and we expect to continue to expand our international presence, especially in Asia. In fiscal 2020, 47.4% of our revenue was generated outside the United States. This subjects us to a variety of risks inherent in doing business internationally, including:

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

We collect, store, process and use our customers’ personally identifiable information and other data, and we rely on third parties that are not directly under our control to do so as well. While we take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not, gain unauthorized access to this information. There have been a number of recent reported incidents where third parties have used software to access the personal data of their partners’ customers for marketing and other purposes.

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

Legal and Regulatory Risks

Changes in international trade policies, including the imposition of tariffs. have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.

The U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, including under the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"), which Section 301 tariffs have increased our cost of revenue and adversely impacted our results of operations. The Section 301 tariffs were imposed on our products effective September 2019 and were imposed at a rate of 15% which was reduced to a rate of 7.5% effective February 2020 as part of a “Phase One” agreement between the U.S. and China on trade matters. On May 13, 2020, we were granted a temporary exclusion from the Section 301 tariffs for our components products and, on July 23, 2020, we were granted a temporary exclusion from the Section 301 tariffs for our core speaker products. These exclusions eliminated the Section 301 tariffs on our core speaker and component products until August 31, 2020 and entitled us to an estimated refund of approximately $30 million in Section 301 tariffs we have paid since September 2019. On August 28, 2020, the U.S. Trade Representative granted an extension through December 31, 2020 of the exclusion for our core products. The exclusion for our component products was not extended past August 31, 2020, with the Section 301 tariffs for our component products automatically reinstating on September 1, 2020. We will need to seek an extension of the exemption request for our core products to extend such exclusions past December 31, 2020 and, in the event that we are unsuccessful, the Section 301 tariffs on our core products will automatically re-instate.

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

As of October 3, 2020, we had gross U.S. federal net operating loss carryforwards of $30.8 million, which expire beginning in 2035, and gross state net operating loss carryforwards of $26.9 million, which expire beginning in 2027, as well as $52.2 million in foreign net operating loss carryforwards, of which $37.6 million have an indefinite life and $14.6 million will expire in 2027. As of October 3, 2020, we also had U.S. federal research and development tax credit carryforwards of $41.8 million, and state research and development tax credit carryforwards of $31.8 million, which will expire beginning in 2025 and 2024, respectively. Because of the change of ownership provisions of Sections 382 and 383 of the Code, use of a portion of the Company's domestic net operating losses and tax credit carryforwards may be limited in future periods depending upon future changes in ownership. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities if sufficient taxable income is not generated in future periods.

Risks related to ownership of our common stock

The stock price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance.

The stock price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $6.97 to $21.69 through October 03, 2020. The stock price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

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

General Risk Factors

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

Our operations have been financed primarily through cash flow from operating activities, borrowings under our J.P. Morgan Chase Bank, N.A. Secured Term Loan (the "Term Loan") and the Secured Credit Facility with J.P. Morgan Chase Bank, N.A. (the "Credit Facility") and net proceeds from the sale of our equity securities. We may require additional equity or debt financing to fund our operations and capital expenditures. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms if and when required, or at all.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

We are a global company with our corporate headquarters located in Santa Barbara, California. We lease office space in Santa Barbara, as well as Boston and offices in various locations around the world. We believe our existing facilities are adequate to meet our current requirements.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than the matters described in Note 13. Commitments and Contingencies of the notes to our consolidated financial statements included in Part II. Item 8 of this Annual Report, we were not a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Holders of Record
As of November 9, 2020, there were 1,533 holders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchase of common stock during the quarter ended October 3, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jun 28 - Jul 25	—	$—	—	$16,785
Jul 26 - Aug 29	723,937	$13.79	723,937	$6,785
Aug 30- Oct 3	527,001	$12.88	527,001	$—
Total	1,250,938		1,250,938

(1)In September 2019, our Board of Directors authorized a common stock repurchase program of up to $50.0 million. See Note 8. Stockholder' Equity of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information. The Company withholds shares of common stock in connection with the vesting of restricted stock unit awards issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our consolidated financial statements as they reduce the number of shares that would have been issued upon vesting. As of October 3, 2020, we have fully utilized the amount available under our common stock repurchase program.

Stock Performance Graph

Comparison of Cumulative Total Return Since August 2, 2018
Assumes Initial Investment of $100
150
125
100
75
50
Index Value
08/02/18
09/28/18
09/27/19
10/02/20
Period Ending
Sonos, Inc.
Nasdaq composite index
S&P 500

	August 2, 2018	September 28, 2018	September 27, 2019	October 2, 2020
Sonos, Inc.	$100.00	$80.56	$67.86	$77.85
Nasdaq composite index	$100.00	$103.34	$103.11	$141.94
S&P 500	$100.00	$103.43	$107.29	$118.44

Item 6. Selected Consolidated Financial and Other Data
The selected consolidated financial data below should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
The consolidated statements of operations data for the years ended October 3, 2020, September 28, 2019 and September 29, 2018, and the consolidated balance sheet data as of October 3, 2020 and September 28, 2019 are derived from our audited consolidated financial statements appearing in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended September 30, 2017 and October 1, 2016 and the consolidated balance sheet data as of September 29, 2018, and September 30, 2017 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The consolidated balance sheet data as of October 1, 2016 is derived from unaudited consolidated financial statements not included in this Annual Report on Form 10-K. Our unaudited consolidated annual financial statements were prepared in accordance with U.S. GAAP on the same basis as our audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, that are necessary for the fair statement of the financial information set forth in those consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Fiscal Year Ended
	October 3 2020	September 28, 2019	September 29, 2018 (4)	September 30, 2017 (4)	October 1, 2016 (4)
(In thousands, except share and per share amounts and percentages)
Revenue	$1,326,328	$1,260,823	$1,137,008	$992,526	$901,284
Cost of revenue (1)	754,372	733,480	647,700	536,461	497,885
Gross profit	571,956	527,343	489,308	456,065	403,399
Operating expenses
Research and development (1)	214,672	171,174	142,109	124,394	107,729
Sales and marketing (1)	263,539	247,599	270,869	270,162	258,012
General and administrative (1)	120,978	102,871	85,205	77,118	68,531
Total operating expenses	599,189	521,644	498,183	471,674	434,272
Operating income (loss)	(27,233)	5,699	(8,875)	(15,609)	(30,873)
Other income (expense), net
Interest income	1,998	4,349	731	120	14
Interest expense	(1,487)	(2,499)	(5,242)	(4,380)	(2,503)
Other income (expense), net	6,639	(8,625)	(1,162)	3,361	(2,208)
Total other income (expense), net	7,150	(6,775)	(5,673)	(899)	(4,697)
Loss before provision for (benefit from) income taxes	(20,083)	(1,076)	(14,548)	(16,508)	(35,570)
Provision for (benefit from) income taxes	32	3,690	1,056	(2,291)	2,644
Net loss	$(20,115)	$(4,766)	$(15,604)	$(14,217)	$(38,214)

Net loss per share attributable to common stockholders, basic and diluted:⁽²⁾	$(0.18)	$(0.05)	$(0.24)	$(0.25)	$(0.71)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted:⁽²⁾	109,807,154	103,783,006	65,706,215	56,314,546	53,873,051

Other Data:
Products sold(5)	5,806	6,204	5,165	4,034	3,651
Adjusted EBITDA (3)	$108,543	$88,689	$69,128	$55,955	$29,413
Adjusted EBITDA margin (3)	8.2%	7.0%	6.1%	5.6%	3.3%

(1)Stock-based compensation was allocated as follows:

	Fiscal Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018	September 30, 2017	October 1, 2016
(In thousands)
Cost of revenue	$1,106	$985	$198	$240	$211
Research and development	23,439	17,643	13,960	13,605	8,260
Sales and marketing	14,359	12,965	15,885	15,086	11,742
General and administrative	18,706	14,982	8,602	7,619	5,750
Total stock-based compensation expense	$57,610	$46,575	$38,645	$36,550	$25,963

(2)See Note 11. Net Loss Per Share Attributable to Common Stockholders of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our net loss per share attributable to common stockholders, basic and diluted.

(3)Adjusted EBITDA and adjusted EBITDA margin are financial measures that are not calculated in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). See the section titled "—Non-GAAP Financial Measures" below for information regarding our use of these non-GAAP financial measures and a reconciliation of net loss to adjusted EBITDA.

(4)Reflects the impact of the adoption of new accounting standard in fiscal year 2018 related to revenue recognition.

(5)Products sold for the fiscal years 2019, 2018, 2017, and 2016 have been recast to reflect the change in product revenue categorization.

	As of
	October 3, 2020	September 28, 2019	September 29, 2018	September 30, 2017	October 1, 2016
(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$407,100	$338,641	$220,930	$130,595	$74,913
Working capital	267,362	276,635	201,243	78,203	31,866
Total assets	816,051	761,605	587,498	400,020	278,879
Total long-term debt	18,251	24,840	33,097	39,600	24,501
Total liabilities	518,212	480,677	379,140	309,652	217,326
Redeemable convertible preferred stock	—	—	—	90,341	90,341
Accumulated deficit	(228,492)	(208,377)	(203,611)	(188,007)	(173,790)
Total stockholders' equity (deficit)	297,839	280,928	208,358	27	(28,788)

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

We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of depreciation, stock-based compensation expense, interest income, interest expense, other income (expense), income taxes and other items that we do not consider representative of underlying operating performance. We define adjusted EBITDA margin as adjusted EBITDA divided by revenue.

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
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest U.S. GAAP equivalent of adjusted EBITDA, and the use of adjusted EBITDA margin rather than operating margin, which is the nearest U.S. GAAP equivalent of adjusted EBITDA margin. These limitations include that the non-GAAP financial measures:
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

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Fiscal Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018	September 30, 2017	October 1, 2016
(In thousands, except percentages)
Net loss	$(20,115)	$(4,766)	$(15,604)	$(14,217)	$(38,214)
Depreciation and amortization	36,426	36,415	39,358	35,014	34,323
Stock-based compensation expense	57,610	46,575	38,645	36,550	25,963
Interest income	(1,998)	(4,349)	(731)	(120)	(14)
Interest expense	1,487	2,499	5,242	4,380	2,503
Other (income) expense, net	(6,639)	8,625	1,162	(3,361)	2,208
Provision for (benefit from) income taxes	32	3,690	1,056	(2,291)	2,644
Restructuring and related expenses (1)	26,285	—	—	—	—
Legal and transaction related costs (2)	15,455	—	—	—	—
Adjusted EBITDA	$108,543	$88,689	$69,128	$55,955	$29,413
Revenue	$1,326,328	$1,260,823	$1,137,008	$992,526	$901,284
Adjusted EBITDA margin	8.2%	7.0%	6.1%	5.6%	3.3%

(1) See Note 15. Restructuring Plan of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion related to our restructuring plan.

(2) Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google as well as legal and transaction costs associated with our acquisition activity in the first quarter of fiscal 2020, which we consider non-recurring expenses and do not consider representative of our underlying operating performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled "Risk Factors."

We operate on a 52-week or 53-week fiscal year ending on the Saturday nearest September 30 each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. References to fiscal 2020 are to our 53-week fiscal year ended October 3, 2020, references to fiscal 2019 are to our 52-week fiscal year ended September 28, 2019 and references to fiscal 2018 are to our 52-week fiscal year ended September 29, 2018.
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

Our innovative products, seamless customer experience and expanding global footprint have driven 15 consecutive years of sustained revenue growth since our first product launch. We generate revenue from the sale of our Sonos speaker products, including wireless speakers and home theater speakers, from our Sonos system products, which is largely comprised of our component products, and from partner products and other revenue, including partnerships with IKEA and Sonance, Sonos and third-party accessories, licensing, and advertising revenue.

We have developed a robust product and software roadmap that we believe will help us capture the expanding addressable market for our products. We believe executing on our roadmap will position us to acquire new customers, offer a continuously improving experience to our existing customers, and grow follow-on purchases.

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

Customer demand. We saw weakening retail demand and closures of physical retail stores in the majority of our end markets. Our retail partners made significant modifications to the retail experience, such as store closures, placing limits on the number of customers permitted in stores, and shifting from in-store shopping to curbside pickup. Our retail partners reduced orders to adjust inventory levels in response to lower consumer sales resulting from decreased store traffic. This impact was offset by strong performance in our direct-to-consumer sales channel, primarily through our website. Revenue from our direct-to-consumer channel increased 84.3% for the year ended October 03, 2020 compared to the year ended September 28, 2019.

Supply chain. In fiscal 2020, we implemented supply chain expansion initiatives to better meet our customer demand. Due to government mandated shutdowns resulting from COVID-19, our efforts to fully diversify our supply chain into Malaysia have been delayed until the middle of 2021. In addition, during the fourth quarter of fiscal 2020, we saw certain constraints on the ability of our component suppliers and logistics providers to timely meet commitments in an environment of increased demand for consumer electronics products during the COVID-19 pandemic. For more information, refer to Part I, Item 1A. Risk factors.

Liquidity and capital resources. In response to the uncertainty and challenges stemming from COVID-19, in the second and third quarters of fiscal 2020 we implemented a number of initiatives to maintain our liquidity and rationalize our operating expenses, including initiating the 2020 restructuring plan (as defined below), among other initiatives.

We believe our existing cash and cash equivalent balances, cash flow from operations, and committed credit lines are sufficient to meet our long-term working capital and capital expenditure needs. As of October 3, 2020, we had cash and cash equivalents of $407.1 million, long-term debt of $18.3 million, and an undrawn revolving credit facility of $80.0 million.

Restructuring plan. On June 23, 2020, we initiated the 2020 restructuring plan (the “2020 restructuring plan”) in connection with our efforts to reduce operating expenses and preserve liquidity in the face of the COVID-19 pandemic and to more efficiently position our business for our long-term strategy. As a result of these efforts we eliminated approximately 12% of our global headcount and closed our New York retail store and six satellite offices. To the extent that disruption to the business continues, we will evaluate additional cost management initiatives which will be dependent on the severity and duration of the COVID-19 pandemic. See Note 15. Restructuring Plan of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the 2020 restructuring plan.

While the situation caused by COVID-19 is unprecedented and dynamic, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19, refer to Part I, Item 1A. Risk factors.

Key Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are total revenue, products sold, adjusted EBITDA and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA is net income (loss). In the fiscal years ended October 3, 2020, September 28, 2019 and September 29, 2018, we had a net loss of $20.1 million, $4.8 million and $15.6 million, respectively.

	Fiscal Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
(In thousands, except percentages)
Revenue	$1,326,328	$1,260,823	$1,137,008
Products sold	5,806	6,204	5,165
Adjusted EBITDA(1)	$108,543	$88,689	$69,128
Adjusted EBITDA margin(1)	8.2%	7.0%	6.1%

(1)For additional information regarding adjusted EBITDA and adjusted EBITDA margin (which are non-GAAP financial measures), including reconciliations of net income (loss), to adjusted EBITDA, see the sections titled "Adjusted EBITDA and Adjusted EBITDA Margin" below and "Non-GAAP Financial Measures" above.

Revenue
We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from Partner products and other revenue sources, such as module revenue from our IKEA partnership, architectural speakers from our Sonance partnership, accessories such as speaker stands and wall mounts, professional services, licensing, and advertising revenue.
For a description of our revenue recognition policies, see the section titled "Critical accounting policies and estimates."
Products Sold

Products sold represents the number of products that are sold during a period, net of returns. Products sold has been redefined to align with our new product revenue categories and includes the sale of products in the Sonos speakers and Sonos system products categories, as well as module units sold through our partners, such as IKEA and Sonance. Except where noted otherwise, our historical products sold metric has been recast to reflect the change in product revenue categorization and now includes Sonos Boost and module units. Products sold excludes accessories, which have not materially contributed to our revenue historically. Growth rates between products sold and revenue are not perfectly correlated because our revenue is affected by other variables, such as the mix of products sold during the period, promotional discount activity and the introduction of new products that may have higher or lower than average selling prices.

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

Seasonality. Historically, we have experienced the highest levels of revenue in the first fiscal quarter of the year coinciding with the holiday shopping season and our promotional activities. For example, revenue in the first quarter of fiscal 2020 accounted for 42.4% of our revenue for fiscal 2020. Our promotional discounting activity is higher in the first fiscal quarter as well, which negatively impacts gross margin during this period. For example, gross margin in the first quarter of fiscal 2020 was 40.5%, compared to gross margin of 43.1% for all of fiscal 2020. However, our higher sales volume in the holiday shopping season has historically resulted in a higher operating margin in the first fiscal quarter due to positive operating leverage.

Ability to Sell Additional Products to Existing Customers. As our customers add Sonos to their homes and listen to more audio content, they typically increase the number of our products in their homes. In fiscal 2020, follow-on purchases represented approximately 41.2% of new product registrations. As we execute on our product roadmap to address evolving consumer preferences, we believe we can expand the number of products in our customers’ homes. Our ability to sell additional products to existing customers is a key part of our business model, as follow-on purchases indicate high customer engagement and satisfaction, decrease the likelihood of competitive substitution and result in higher customer lifetime value. We will continue to innovate and invest in product development in order to enhance customer experience and drive sales of additional products to existing customers.

Expansion of Partner Ecosystem. Expanding and maintaining strong relationships with our partners will remain important to our success. Our ability to develop, manufacture and sell voice-enabled speakers that deliver differentiated consumer experiences will be a critical driver of our future performance, particularly as we compete in a larger market with an expanding number of competitors. We currently compete with, and will continue to compete with, companies that have greater resources than we do, many of which have already brought voice-enabled speakers to market. To date, our agreements with these partners have all been on a royalty-free basis. We believe our partner ecosystem improves customer experience, attracting more customers to Sonos, which in turn attracts more partners to the platform further enhancing customer experience. We believe partners choose to be part of the Sonos platform because it provides access to a large, engaged customer base on a global scale. We look to partner with a wide variety of streaming music services, voice assistants, connected home integrators, content creators and podcast providers. We are also partnering with certain companies in the development of our own voice-enabled products. Our competitiveness in the voice-enabled speaker market will depend on successful investment in research and development, market acceptance of our products and our ability to maintain and benefit from these technology partnerships.

As competition increases, we believe our ability to give users the freedom to choose across the broadest set of streaming services and voice control partners will be a key differentiating factor.

Channel Strategy. We are focused on reaching and converting prospective customers through third-party retail stores, e-commerce retailers, custom installers of home audio systems, and our website sonos.com. We are investing in our e-commerce capabilities and in-app experience to drive direct sales. Sales through sonos.com increased 84.3% and represented 21.4% of our revenue in fiscal 2020 compared to 12.2% in fiscal 2019. We believe the growth of our own e-commerce channel will continue to be important to supporting our overall growth and profitability as consumers continue the shift from physical to online sales channels. Our physical retail distribution relies on third-party retailers. While we seek to increase sales through our direct-to-consumer sales channel, we expect that our future sales will continue to be substantially dependent on our third-party retailers. We will continue to seek retail partners that can deliver differentiated in-store experiences to support customer demand for product demonstrations.

International Expansion. Our products are sold in over 50 countries and in fiscal 2020, 47.4% of our revenue was generated outside the United States. Our international growth will depend on our ability to generate sales from the global population of consumers, develop international distribution channels and diversify our partner ecosystem to appeal to a more global audience. We are committed to strengthening our brand in global markets and our future success will depend in part on our growth in international markets.

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

Components of Results of Operations

Revenue
In the first quarter of fiscal 2020, we began reporting our product revenue under the following new categories: Sonos speakers, Sonos system products and Partner products and other revenue. This change further aligned revenue reporting with the evolving nature of our products, how customers purchase across multiple categories, and how we evaluate our business. We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from Partner products and other revenue sources, such as module revenue from our IKEA partnership, architectural speakers from our Sonance partnership, and accessories such as speaker stands and wall mounts, as well as professional services, licensing and advertising revenue. We attribute revenue from our IKEA partnership to our Asia Pacific ("APAC") region, as our regional revenue is defined by the shipment location. Our revenue is recognized net of allowances for returns, discounts, sales incentives, and any taxes collected from customers. We also defer a portion of our revenue that is allocated to unspecified software upgrades and cloud-based services. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold, principally for sales denominated in the euro and the British pound. The introduction of new products may result in an increase in revenue but may also impact revenue generated from existing products as consumers shift purchases to new products.
For a description of our revenue recognition policies, see the section titled "Critical accounting policies and estimates."

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

Sales and marketing. Sales and marketing expenses consist primarily of advertising and marketing activity for our products and personnel-related expenses, as well as trade show and event costs, sponsorship costs, consulting and contractor expenses, travel costs, product display expenses and related depreciation, customer experience and technology support tool expenses, revenue related sales fees from our direct-to-consumer business, and overhead costs.

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

Provision for (Benefit From) Income Taxes
We are subject to income taxes in the U.S. and foreign jurisdictions in which we operate. Foreign jurisdictions have statutory tax rates different from those in the U.S. Accordingly, our effective tax rate will vary depending on jurisdictional mix of earnings, and changes in tax laws. In addition, certain U.S. tax regulations subject the earnings of our non-U.S. subsidiaries to current taxation in the U.S. Our effective tax rate will be impacted by our ability to claim deductions and foreign tax credits to offset the taxation of foreign earnings in the U.S.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more-likely-than-not that the deferred tax assets will not be realized. We have established a full valuation allowance to offset our U.S. and certain foreign net deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the U.S. valuation allowance. Release of the U.S. valuation allowance would result in a benefit to income tax expense for the period the release is recorded which could have a material impact on our operating results. The timing and amount of the potential valuation allowance release are subject to significant management judgment and our prospective earnings in the U.S.
Results of Operations

The following table sets forth our consolidated results of operations and data as a percentage of revenue for the periods indicated (percentages in the table may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended
	October 3, 2020		September 28, 2019
(Dollars in thousands)	$	%	$	%
Revenue	$1,326,328	100.0%	$1,260,823	100.0%
Cost of revenue (1)	754,372	56.9	733,480	58.2
Gross profit	571,956	43.1	527,343	41.8
Operating expenses
Research and development (1)	214,672	16.2	171,174	13.6
Sales and marketing (1)	263,539	19.9	247,599	19.6
General and administrative (1)	120,978	9.1	102,871	8.2
Total operating expenses	599,189	45.2	521,644	41.4
Operating income (loss)	(27,233)	(2.1)	5,699	0.5
Other income (expense),net
Interest income	1,998	0.2	4,349	0.3
Interest expense	(1,487)	(0.1)	(2,499)	(0.2)
Other income (expense), net	6,639	0.5	(8,625)	(0.7)
Total other income (expense), net	7,150	0.5	(6,775)	(0.5)

Loss before provision for income taxes	(20,083)	(1.5)	(1,076)	(0.1)
Provision for income taxes	32	—	3,690	0.3
Net loss	$(20,115)	(1.5)%	$(4,766)	(0.4)%
(1)Amounts include stock-based compensation expense as follows:

	Fiscal Year Ended
	October 3, 2020		September 28, 2019
(Dollars in thousands)	$	%	$	%
Cost of revenue	$1,106	0.1%	$985	0.1%
Research and development	23,439	1.8	17,643	1.4
Sales and marketing	14,359	1.1	12,965	1.0
General and administrative	18,706	1.4	14,982	1.2
Total stock-based compensation expense	$57,610	4.3%	$46,575	3.7%

Comparison of Fiscal Years 2020 and 2019
Revenue

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 3, 2020	September 28, 2019	$	%
(Dollars in thousands)
Sonos speakers	$1,034,813	$1,008,422	$26,391	2.6%
Sonos system products	218,788	187,172	31,616	16.9
Partner products and other revenue	72,727	65,229	7,498	11.5
Total revenue	$1,326,328	$1,260,823	$65,505	5.2%
Volume data (products sold in thousands)			Units	%
Total products sold	5,806	6,204	(398)	(6.4)

Total revenue increased $65.5 million, or 5.2%, for fiscal 2020 compared to fiscal 2019. The 53rd week in fiscal 2020 added approximately $25.0 million in revenue. Excluding the 53rd week, revenue increased approximately 3.2% for fiscal 2020 compared to fiscal 2019. The increase was driven by strong overall demand, the success of new product launches and partnerships, partially offset by reduced retail partner orders resulting from the effects of COVID-19 and constrained product availability as demand exceeded our expectations. We experienced significant global growth in our direct-to-consumer sales channel, primarily through sonos.com, which grew by 84.3% and represented 21.4% of our total revenue for the fiscal 2020.

Sonos speakers revenue represented 78.0% of total revenue for fiscal 2020 and increased by 2.6% for fiscal 2020 compared to fiscal 2019 as we launched Arc, Five, and Sub (Gen 3); however, this category was more significantly impacted by reduced orders from our retail partners affected by COVID-19. Sonos system products revenue represented 16.5% of total revenue for fiscal 2020 and increased 16.9% for fiscal 2020 compared to fiscal 2019, driven by the continued success of Amp and the launch of Port in late fiscal 2019. Partner products and other revenue increased 11.5% for fiscal 2020 compared to fiscal 2019 driven by our partnerships.

Volume of products sold decreased while revenue increased primarily due to product mix as there was a shift to higher-priced products in fiscal 2020 compared to fiscal 2019. The decrease in volume of products sold for fiscal 2020 compared to fiscal 2019 was driven by a decrease in the sale of select Sonos speakers products and the decline in IKEA module units orders. The decline in IKEA module units orders resulted from the retailer's store closures, smaller online presence, and lapping the anniversary of the launch of our IKEA partnership.

Revenue for fiscal 2020 compared to fiscal 2019 increased 11.4% in the Americas, decreased 2.9% in Europe, Middle East and Africa ("EMEA"), and increased 1.8% in APAC.

Cost of Revenue and Gross Profit

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 3, 2020	September 28, 2019	$	%
(Dollars in thousands)
Cost of revenue	$754,372	$733,480	$20,892	2.8%
Gross profit	$571,956	$527,343	$44,613	8.5%
Gross margin	43.1%	41.8%

Cost of revenue increased $20.9 million, or 2.8%, from $733.5 million for fiscal 2019 to $754.4 million for fiscal 2020. The increase was due to an additional $31.0 million of tariffs on products imported from China to the U.S. Excluding the impact of tariffs, the cost of revenue would have declined $10.1 million compared to the prior year due to product and materials cost reduction.

Gross margin increased 130 basis points for fiscal 2020 compared to fiscal 2019. The increase was driven by a shift in product mix into higher margin products and channels as well as product and material cost reductions associated with the consolidation of our supplier base and successful cost negotiations. This increase was partially offset by the introduction of tariffs in September 2019. Excluding the effects of tariffs, gross margin would have been 45.6% or 370 basis points greater than fiscal 2019.

Research and Development

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 3, 2020	September 28, 2019	$	%
(Dollars in thousands)
Research and development	$214,672	$171,174	$43,498	25.4%
Percentage of revenue	16.2%	13.6%

Research and development expenses increased $43.5 million, or 25.4%, for fiscal 2020 compared to fiscal 2019. Excluding the impact of $5.1 million related to the 2020 restructuring plan, research and development expenses increased by $38.4 million, or 22.4%, for fiscal 2020 compared to fiscal 2019. This increase was primarily due to an increase of $33.4 million in personnel-related costs due to increased headcount and higher stock-based compensation, higher bonus achievement, and an increase of $4.5 million in product development costs related to our continued investment in new products and features as well as expenses related to an additional week in our fiscal year ending October 3, 2020.

    Sales and Marketing

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 3, 2020	September 28, 2019	$	%
(Dollars in thousands)
Sales and marketing	$263,539	$247,599	$15,940	6.4%
Percentage of revenue	19.9%	19.6%

Sales and marketing expenses increased $15.9 million, or 6.4%, for fiscal 2020 compared to fiscal 2019. Excluding the impact of $19.8 million related to the 2020 restructuring plan, sales and marketing expenses decreased $3.8 million, or 1.6%, for fiscal 2020 compared to fiscal 2019. This decrease was primarily due to $10.7 million in lower marketing and advertising expenses, offset by an increase of $3.1 million in revenue-related sales fees from higher sales in our direct-to-consumer business as well as an increase in personnel-related costs of $2.3 million due to higher stock-based compensation and an increase in bonus achievement, as well as expenses related to an additional week in fiscal year ending October 3, 2020.

    General and Administrative

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 3, 2020	September 28, 2019	$	%
(Dollars in thousands)
General and administrative	$120,978	$102,871	$18,107	17.6%
Percentage of revenue	9.1%	8.2%

General and administrative expenses increased $18.1 million, or 17.6%, for fiscal 2020 compared to fiscal 2019. Excluding the impact of $1.4 million related to the 2020 restructuring plan and $15.5 million related to legal and transaction related costs, general and administrative expenses increased $1.2 million, or 1.2%, for fiscal 2020 compared to fiscal 2019. This increase was driven by an increase of $3.7 million in personnel-related expenses primarily due to an increase in bonus achievement, headcount, and stock-based compensation, as well as expenses related to an additional week in our fiscal year ending October 3, 2020, which were offset by decreases in other general and administrative costs.

    Other Income (Expense), Net

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 3, 2020	September 28, 2019	$	%
(Dollars in thousands)
Interest income	$1,998	$4,349	$(2,351)	(54.1)%
Interest expense	$1,487	$2,499	$(1,012)	(40.5)%
Other income (expense), net	$6,639	$(8,625)	$15,264	*
* not meaningful

Interest income decreased by $2.4 million, from $4.3 million for fiscal 2019 to $2.0 million for fiscal 2020, due to lower balances and yields in our cash and cash equivalents during fiscal 2020.

Interest expense decreased by $1.0 million, from $2.5 million in fiscal 2020 to $1.5 million in fiscal 2020, primarily driven by a lower balance on our outstanding debt.

Other income (expense), net changed from an expense of $8.6 million for fiscal 2019 to income of $6.6 million for fiscal 2020, due to foreign currency exchange gains.

    Provision for (Benefit From) Income Taxes

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 3, 2020	September 28, 2019	$	%
(Dollars in thousands)
Provision for income taxes	$32	$3,690	$(3,658)	(99.1)%

Provision for income taxes decreased $3.7 million, from $3.7 million for fiscal 2019 to less than $0.1 million for fiscal 2020. For fiscal 2020, we recorded a provision of $0.7 million for foreign entities and a benefit of $0.7 million in the U.S., resulting in a total tax provision of less than $0.1 million. For fiscal 2019, we recorded a provision for income taxes of $1.2 million for certain profitable foreign entities, and $2.5 million for U.S. federal and state income tax for a total provision of $3.7 million. The decrease in provision for income taxes for fiscal 2020 compared to fiscal 2019 was primarily due to changes in our jurisdictional mix of earnings and the impact of recently enacted U.S. tax regulations.

Comparison of Fiscal Years 2019 and 2018
For the comparison of fiscal years 2019 and 2018, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended September 28, 2019, filed with the SEC on November 26, 2019 under the subheading "Comparison of fiscal years 2019 and 2018."

Liquidity and Capital Resources

Our operations are financed primarily through cash flows from operating activities, net proceeds from the sale of our equity securities and borrowings under our Term Loan and Credit Facility. As of October 3, 2020, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $407.1 million, including $66.9 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of October 3, 2020, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

In response to the impacts of COVID-19, in March 2020 we implemented a number of initiatives to maintain our liquidity and rationalize our operating expenses, including reducing the pace of investment in inventory, as well as suspending travel, new hiring, employee promotions and merit-based payroll increases. In the second half of fiscal 2020, we sustained these operating reduction initiatives, except for reinvesting in inventory to meet demand, and initiated the 2020 restructuring plan.

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

Debt Obligations
Our debt obligations consist of the Credit Facility, the Term Loan, and debt acquired in our acquisition of Snips. Our short- and long-term debt obligations are as follows:

	As of
	October 3, 2020		September 28, 2019
	Rate	Balance	Rate	Balance
(In thousands, except percentages)
Term Loan (1)	2.4%	$25,000	4.6%	$33,333
Unamortized debt issuance costs (2)		(82)		(160)
Total indebtedness		24,918		33,173
Less short term portion		(6,667)		(8,333)
Long-term debt		$18,251		$24,840

(1)Due in October 2021, bears interest at a variable rate equal to an adjusted LIBOR plus 2.25%, payable quarterly.
(2)Debt issuance costs are recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility allows us to borrow up to $80.0 million restricted to the value of the borrowing base which is based on the value of our inventory and accounts receivable and is subject to quarterly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of the prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of October 3, 2020 and September 28, 2019, we did not have any outstanding borrowings and had $0.5 million and $4.5 million, respectively, in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility and the Term Loan require that we maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of October 3, 2020 and September 28, 2019, we were in compliance with all financial covenants. The Credit Facility and the Term Loan are collateralized by our eligible inventory and accounts receivable as well as our intellectual property including patents and trademarks.

Cash Flows

Fiscal 2020 Changes in Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
	October 3, 2020	September 28, 2019
(In thousands)
Net cash provided by (used in):
Operating activities	$161,986	$120,636
Investing activities	(69,324)	(23,222)
Financing activities	(27,091)	21,896
Effect of exchange rate changes	2,900	(1,610)
Net increase in cash, cash equivalents and restricted cash	$68,471	$117,700

Cash Flows from Operating Activities

Net cash provided by operating activities of $162.0 million for fiscal 2020 consisted of net loss of $20.1 million, non-cash adjustments of $109.2 million and a net increase in cash related to changes in operating assets and liabilities of $72.9 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $57.6 million, depreciation and amortization of $36.4 million, and $14.2 million primarily for impairment and abandonment charges related to our 2020 restructuring plan. The net increase in cash related to operating assets and liabilities was primarily due to a decrease in inventory of $38.0 million which was driven by constrained product availability as demand exceeded our expectations, a decrease in accounts receivable of $49.6 million due to the shift in our channel mix to higher direct-to-consumer sales, as well as seasonality, an increase in other liabilities of $9.6 million, and an increase in deferred revenue of $4.8 million. The increase in operating assets and liabilities was partially offset by a decrease in accounts payable and accrued expenses of $24.4 million primarily due to the decrease in inventory, as well as an increase in other assets of $5.7 million.

Cash Flows from Investing Activities

Cash used in investing activities for fiscal 2020 of $69.3 million was primarily due to net cash paid for acquisition activity of $36.3 million, as well as payments for property, equipment and intangible assets of $33.0 million. Payments for property, equipment, and intangible assets were primarily comprised of manufacturing-related tooling and test equipment to support the launch of new products, leasehold improvements, marketing-related product displays, and acquired intellectual property.
Cash Flows from Financing Activities

Cash used in financing activities for fiscal 2020 of $27.1 million was primarily for $50.0 million for payments for repurchases of common stock, $11.0 million for payments for repurchases of common stock related to shares withheld for taxes associated with vesting of RSUs, as well as repayments for borrowings of $8.3 million, partially offset by proceeds from the exercise of stock options of $42.3 million.

Fiscal 2019 Changes in Cash Flows

For the comparison of fiscal 2019 to fiscal 2018, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" of our Form 10-K for our fiscal year ended September 28, 2019, filed with the SEC on November 26, 2019 under the subheading "Liquidity and capital resources."

Contractual obligations

The following table presents certain payments due by the Company as of October 3, 2020 and includes amounts already recorded in the Consolidated Balance Sheet, except for manufacturing purchase obligations, and other purchase obligations.

		Payments due by period
	Total	< 1 year	1-3 years	3-5 years	More than 5 years
(In thousands)
Debt principal and interest (1)	$25,835	$7,454	$18,381	$—	$—
Operating leases (2)	69,233	14,515	29,928	23,015	1,775
Inventory-related purchase obligations (3)	69,404	67,687	1,717	—	—
Other purchase obligations (4)	25,793	13,378	10,919	1,496	—
Total	$190,265	$103,034	$60,945	$24,511	$1,775

(1)Interest payments were calculated using the applicable interest rate as of October 3, 2020.
(2)We have lease arrangements for certain offices and facilities as well as auto leases. The above contractual obligations table includes future payments under leases that had commenced as of October 3, 2020 and were therefore recorded on the Company's Consolidated Balance Sheets. See Note 6. Leases of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

(3)Includes estimated obligations under purchase orders related to inventory. Excludes agreements that can be cancelled without penalty.
(4)Our other purchase obligations consist of non-cancelable obligations related to advertising, software and telecommunication services, and other activities.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, except as described above, and do not have any holdings in variable interest entities.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.
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

Nature of Products and Services

Our product revenue primarily includes sales of Sonos speakers and Sonos system products, which include software that enables our products to operate over a customer’s wireless network, as well as connect to various third-party services, including music and voice. We also generate a small portion of revenue from partner products and other revenue sources, such as module revenue from our IKEA partnership, architectural speakers from our Sonance partnership, and accessories such as speaker stands and wall mounts, as well as professional services, licensing and advertising revenue. Module revenue is comprised of hardware and embedded software that is integrated into final products that are manufactured and sold by our partners. Our software primarily consists of firmware embedded in the products and the Sonos app, which is software that can be downloaded to consumer devices at no charge, with or without the purchase of one of our products. Products and related software are accounted for as a single performance obligation and all intended functionality is available to the customer upon purchase. The revenue allocated to the products and related software is the substantial portion of the total sale price. Revenue is recognized at the point in time when control is transferred, which is either upon shipment or upon delivery to the customer, depending on delivery terms.

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

Determining the standalone selling price ("SSP") for each distinct performance obligation requires judgment. We estimate SSP for items that are not sold separately, which include the products and related software, unspecified software upgrades and cloud services, using information that may include competitive pricing information, where available, as well as analysis of the cost of providing the products or services plus a reasonable margin. In developing SSP estimates, we also consider the nature of the products and services and the expected level of future services.

Determining the revenue recognition period for unspecified software upgrades and cloud services requires judgment. We recognize revenue attributable to these performance obligations ratably over the best estimate of the period that the customer is expected to receive the services. In developing the estimated period of providing future services, we consider our past history, our plans to continue to provide services, including plans to continue to support updates and enhancements to prior versions of our products, expected technological developments, obsolescence, competition and other factors. The estimated service period may change in the future in response to competition, technology developments and our business strategy.

Estimating variable consideration such as sales incentives and product returns requires judgment. We offer sales incentives through various programs, consisting primarily of discounts, cooperative advertising and market development fund programs. We record transactions related to cooperative advertising and market development fund programs with customers as a reduction to revenue unless we receive a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the benefit received, in which case we record them as expenses. We recognize a liability, or a reduction to accounts receivable, and reduce revenue for sales incentives based on the estimated amount of sales incentives that will be claimed by customers. Estimates for sales incentives are developed using the most likely amount and are included in the transaction price to the extent that a significant reversal of revenue would not result once the uncertainty is resolved. In developing our estimates, we also consider the susceptibility of the incentive to outside influences, the length of time until the uncertainty is resolved, our experience with similar contracts, and the range of possible outcomes. Reductions in revenue related to discounts are allocated to products and services on a relative basis based on their respective SSP. Judgment is required to determine the timing and amount of recognition of marketing funds, which we estimate based on past practice of providing similar funds.

We accept returns from direct customers and from certain resellers. To establish an estimate for returns, we use the expected value method by considering a portfolio of contracts with similar characteristics to calculate the historical returns rate. When determining the expected value of returns, we consider future business initiatives and relevant anticipated future events.

Inventories

Inventories consist of finished goods and component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost and net realizable value on a first-in, first-out basis. We assess the valuation of inventory balances including an assessment to determine potential excess and/or obsolete inventory. We may be required to write down the value of inventory if estimates of future demand and market conditions indicate estimated excess and/or obsolete inventory.

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense.
We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is "more-likely-than-not" that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income and the effects of tax planning strategies. We recorded a valuation allowance against all our U.S. deferred tax assets and certain of our foreign deferred tax assets as of October 3, 2020. We intend to continue maintaining a full valuation allowance on our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

As of October 3, 2020, we had cash and cash equivalents of $407.1 million, which consisted primarily of cash on hand, money market funds and bank deposits. Such interest-earning instruments carry a degree of interest rate risk due to floating interest rates. However, historical fluctuations of interest income have not been significant.

As of October 3, 2020, we had indebtedness of $24.9 million. The borrowings bore interest at a rate of 2.4% as of October 3, 2020.

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

We recognized a net gain from foreign currency of $6.6 million in fiscal 2020, a net loss from foreign currency of $8.6 million in fiscal 2019 and a net loss from foreign currency of $1.2 million in fiscal 2018. Based on transactions denominated in currencies other than respective functional currencies as of October 3, 2020, a hypothetical adverse change of 10% would have resulted in an adverse impact on loss before income taxes of approximately $11.1 million for the fiscal year ended 2020.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sonos, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sonos, Inc. and its subsidiaries (the “Company”) as of October 3, 2020 and September 28, 2019, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity and of cash flows for each of the three years in the period ended October 3, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 3, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Estimates of Standalone Selling Price and Service Period for Unspecified Software Upgrades and Cloud-Based Services

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s contracts with customers generally contain promises to transfer products and services which are not sold separately. Service revenue includes revenue allocated to (i) unspecified software upgrades and (ii) cloud-based services, which are each distinct performance obligations, based on relative standalone selling price. Management’s estimation of standalone selling price requires judgment. Management has disclosed that there are factors considered including competitive pricing information, where available, analyses of the cost of providing the products or services plus a reasonable gross margin, the nature of the products and services and the expected level of future services. Determining the revenue recognition period for unspecified software upgrades and cloud-based services also requires judgment. Management recognizes revenue attributable to these performance obligations ratably over the estimated service period. In developing the estimated service period over which to recognize service revenue, management considers past history, plans to continue to provide services, including plans to continue to support updates and enhancements to prior versions of the Company’s products, expected technological developments, obsolescence, competition and other factors. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and cloud-based services and was $62.4 million as of October 3, 2020.

The principal considerations for our determination that performing procedures relating to revenue recognition – specifically estimation of standalone selling prices and service period attributable to unspecified software upgrades and cloud-based services – is a critical audit matter are the significant judgment by management in estimating the standalone selling price and the service period. This in turn led to significant auditor judgment, subjectivity, and audit effort in performing procedures and evaluating audit evidence relating to (i) estimates of standalone selling price made by management, including estimates of the cost of providing the services plus a reasonable gross margin, and (ii) management’s assumptions in estimating the service period, including management’s plans to continue to support updates and enhancements to prior versions of the Company’s products.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including over the estimation of the standalone selling prices and service period for unspecified software upgrades and cloud-based services. The procedures also included, among others, testing management’s process for estimating the standalone selling price and service period. Procedures performed for the estimates of standalone selling price included (i) evaluating the appropriateness of management’s cost plus gross margin method of estimating standalone selling price; (ii) comparing the estimate of standalone selling price to competitive pricing information for comparable services using publicly disclosed information; (iii) evaluating the reasonableness of estimates of the cost of providing the services; and (iv) evaluating the gross margin assumption. Evaluating the estimates of cost of providing the services involved (i) testing the allocation of engineering costs, which is driven by time spent on software upgrades and cloud-based services; and (ii) testing the completeness, accuracy, relevance, and classification of the engineering costs. Evaluating the reasonableness of the gross margin assumption involved comparing management’s gross margin to the gross margin earned for similar services by third party peer companies within the same industry. Procedures were also performed to test management’s process for estimating the service period for these services, including the data on which the estimate is based. This included evaluating the reasonableness of management’s plans to continue to support updates and enhancements to prior versions of the Company’s products through a look-back analysis performed using data obtained independently as well as considering currently active products receiving software updates.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 23, 2020

We have served as the Company's auditor since 2011, which includes periods before the Company became subject to SEC reporting requirements.

SONOS, INC.
Consolidated Balance Sheets
(in thousands, except share and par values)

	As of
	October 3, 2020	September 28, 2019
Assets
Current assets:
Cash and cash equivalents	$407,100	$338,641
Restricted cash	191	179
Accounts receivable, net of allowances of $18,822 and $21,306 as of October 3, 2020 and September 28, 2019	54,935	102,743
Inventories	180,830	219,784
Prepaid and other current assets	17,321	17,762
Total current assets	660,377	679,109
Property and equipment, net	60,784	78,139
Operating lease right-of-use assets	42,342	—
Goodwill	15,545	1,005
Intangible assets, net	26,394	13
Deferred tax assets	1,800	1,154
Other noncurrent assets	8,809	2,185
Total assets	$816,051	$761,605
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$250,328	$251,941
Accrued expenses	45,049	69,856
Accrued compensation	44,517	41,142
Short-term debt	6,667	8,333
Deferred revenue, current	15,304	13,654
Other current liabilities	31,150	17,548
Total current liabilities	393,015	402,474
Operating lease liabilities, noncurrent	50,360	—
Long-term debt	18,251	24,840
Deferred revenue, noncurrent	47,085	42,795
Deferred tax liabilities	2,434	—
Other noncurrent liabilities	7,067	10,568
Total liabilities	518,212	480,677
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 and 500,000,000 shares authorized, 113,915,233 and 109,623,417 shares issued, 112,344,095 and 108,602,642 shares outstanding as of October 3, 2020 and September 28, 2019, respectively	114	110
Treasury stock, 1,571,138 and 1,020,775 shares at cost as of October 3, 2020 and September 28, 2019, respectively	(20,886)	(13,498)
Additional paid-in capital	548,993	502,757
Accumulated deficit	(228,492)	(208,377)
Accumulated other comprehensive loss	(1,890)	(64)
Total stockholders' equity	297,839	280,928
Total liabilities and stockholders’ equity	$816,051	$761,605
The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018

Revenue	$1,326,328	$1,260,823	$1,137,008
Cost of revenue	754,372	733,480	647,700
Gross profit	571,956	527,343	489,308
Operating expenses
Research and development	214,672	171,174	142,109
Sales and marketing	263,539	247,599	270,869
General and administrative	120,978	102,871	85,205
Total operating expenses	599,189	521,644	498,183
Operating income (loss)	(27,233)	5,699	(8,875)
Other income (expense), net
Interest income	1,998	4,349	731
Interest expense	(1,487)	(2,499)	(5,242)
Other income (expense), net	6,639	(8,625)	(1,162)
Total other income (expense), net	7,150	(6,775)	(5,673)
Loss before provision for income taxes	(20,083)	(1,076)	(14,548)
Provision for income taxes	32	3,690	1,056
Net loss	$(20,115)	$(4,766)	$(15,604)

Net loss attributable to common stockholders, basic and diluted:	$(20,115)	$(4,766)	$(15,604)

Net loss per share attributable to common stockholders, basic and diluted:	$(0.18)	$(0.05)	$(0.24)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted:	109,807,154	103,783,006	65,706,215

Total comprehensive loss
Net loss	$(20,115)	$(4,766)	$(15,604)
Change in foreign currency translation adjustment	(1,826)	1,613	488
Comprehensive loss	$(21,941)	$(3,153)	$(15,116)

The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at September 30, 2017	32,482,590	$90,341	59,339,336	$59	$200,301	(746,462)	$(10,161)	$(188,007)	$(2,165)	$27
Common stock issued, net of issuance costs	—	—	6,388,888	6	86,021	—	—	—	—	86,027
Conversion of redeemable convertible preferred stock upon initial public offering	(32,482,590)	(90,341)	32,482,590	33	90,308	—	—	—	—	90,341
Issuance of common stock pursuant to equity incentive plans	—	—	2,657,436	3	9,342	—	—	—	—	9,345
Repurchase of common stock	—	—	—	—	—	(60,578)	(911)	—	—	(911)
Stock-based compensation expense	—	—	—	—	38,645	—	—	—	—	38,645
Net loss	—	—	—	—	—	—	—	(15,604)	—	(15,604)
Change in foreign currency translation adjustment	—		—	—	—	—	—		488	488
Balance at September 29, 2018	—	—	100,868,250	101	424,617	(807,040)	(11,072)	(203,611)	(1,677)	208,358
Issuance of common stock pursuant to equity incentive plans	—	—	8,755,167	9	31,565	—	—	—	—	31,574
Repurchase of common stock	—	—	—	—	—	(213,735)	(2,426)	—	—	(2,426)
Stock-based compensation expense	—	—	—	—	46,575	—	—	—	—	46,575
Net loss	—	—	—	—	—	—	—	(4,766)	—	(4,766)
Change in foreign currency translation adjustment	—		—	—	—	—	—	—	1,613	1,613
Balance at September 28, 2019	—	—	109,623,417	110	502,757	(1,020,775)	(13,498)	(208,377)	(64)	280,928
Issuance of common stock pursuant to equity incentive plans	—	—	8,392,371	8	42,278	—	—	—	—	42,286
Retirement of treasury stock	—	—	(4,100,555)	(4)	(53,652)	4,100,555	53,656			—
Repurchase of common stock	—	—	—	—	—	(3,787,783)	(50,015)	—	—	(50,015)
Repurchase of common stock related to shares withheld for tax in connection with vesting of restricted stock unit awards ("RSUs")	—	—	—	—	—	(863,135)	(11,029)	—	—	(11,029)
Stock-based compensation expense	—	—	—	—	57,610	—	—	—	—	57,610
Net loss	—	—	—	—	—	—	—	(20,115)	—	(20,115)
Change in foreign currency translation adjustment	—	—	—	—		—	—	—	(1,826)	(1,826)
Balance at October 3, 2020	—	$—	113,915,233	$114	$548,993	(1,571,138)	$(20,886)	$(228,492)	$(1,890)	$297,839
The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
Cash flows from operating activities
Net loss	$(20,115)	$(4,766)	$(15,604)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,426	36,415	39,358
Impairment and abandonment charges	14,174	—	—
Stock-based compensation expense	57,610	46,575	38,645
Other	5,710	2,713	1,676
Deferred income taxes	(567)	(268)	152
Foreign currency transaction (gain) loss	(4,143)	4,035	941
Changes in operating assets and liabilities:
Accounts receivable, net	49,593	(32,078)	(26,505)
Inventories	38,010	(31,796)	(80,107)
Other assets	(5,749)	(7,605)	(2,140)
Accounts payable and accrued expenses	(24,440)	85,878	66,473
Accrued compensation	1,088	8,231	1,625
Deferred revenue	4,754	6,165	5,566
Other liabilities	9,635	7,137	490
Net cash provided by operating activities	161,986	120,636	30,570
Cash flows from investing activities
Purchases of property and equipment and intangible assets	(33,035)	(23,222)	(35,747)
Cash paid for acquisition, net of acquired cash	(36,289)	—	—
Net cash used in investing activities	(69,324)	(23,222)	(35,747)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	90,562
Payments of offering costs	—	(585)	(3,950)
Proceeds from exercise of stock options	42,286	31,574	9,345
Payments for repurchase of common stock	(50,015)	(2,426)	(911)
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	(11,029)	—	—
Proceeds from borrowings, net of borrowing costs	—	—	69,748
Repayments of borrowings	(8,333)	(6,667)	(70,000)
Payments for debt extinguishment costs	—	—	(420)
Net cash provided by (used in) financing activities	(27,091)	21,896	94,374
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,900	(1,610)	1,135
Net increase in cash, cash equivalents, and restricted cash	68,471	117,700	90,332
Cash, cash equivalents, and restricted cash
Beginning of period	338,820	221,120	130,788
End of period	$407,291	$338,820	$221,120
Supplemental disclosure
Cash paid for interest	$1,647	$2,517	$3,750
Cash paid for taxes, net of refunds	$783	$3,570	$1,430
Cash paid for amounts included in the measurement of lease liabilities	$17,194	—	—
Supplemental disclosure of non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$90,341
Purchases of property and equipment, accrued but not paid	$3,911	$11,687	$4,075
Right-of-use assets obtained in exchange for lease liabilities	$77,416	$—	$—
Deferred offering costs in accounts payable and accrued expenses	$—	$—	$585
 The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
Notes to Consolidated Financial Statements

1. Business Overview

Description of Business

Sonos, Inc. and its wholly owned subsidiaries (collectively, “Sonos,” the “Company,” “we,” “us” or “our”) designs, develops, manufactures and sells audio products and services. The Sonos sound system provides customers with an immersive listening experience created by the design of its speakers and components, a proprietary software platform, and the ability to stream content from a variety of sources over the customer’s wireless network or over Bluetooth.

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

On November 14, 2019, the Company completed the acquisition of 100% of the equity interests in Snips SAS ("Snips"), a France-based provider of an artificial intelligence voice technology. The results of Snips' operations have been included in the Company’s consolidated results of operations since the date of acquisition. Refer to Note 12. Business Combination for further discussion of the acquisition.

On June 23, 2020, the Company initiated a restructuring plan (the "2020 restructuring plan"). The impact of the 2020 restructuring plan is included in the Company's consolidated results of operations since the third quarter of fiscal 2020. Refer to Note 15. Restructuring Plan for further discussion of restructuring activities.

The Company operates on a 52-week or 53-week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. The fiscal year ended October 3, 2020 (“fiscal 2020”) was a 53-week fiscal year. The fiscal year ended September 28, 2019 (“fiscal 2019”) and fiscal year ended September 29, 2018 (“fiscal 2018”) were 52-week fiscal years.

Use of Estimates and Judgments
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. For revenue recognition, examples of estimates and judgments include: determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price ("SSP") of performance obligations and estimating variable consideration such as sales incentives and product returns. Additionally, estimates and judgments are made by management for allowances for doubtful accounts, excess and obsolete inventory, useful lives associated with property and equipment, the recording of and release of valuation allowances with respect to deferred tax assets and uncertain tax positions, impairment of long-lived assets, impairment of goodwill and indefinite-lived intangible assets, warranty, contingencies and valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates and judgments compared to historical experience and trends that form the basis for making estimates and judgments about the carrying value of assets and liabilities.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In March 2020, the outbreak of the novel coronavirus (COVID-19) was declared a pandemic. While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions noted above. Actual results and outcomes may differ from management's estimates and assumptions.

Comprehensive Income (Loss)
Comprehensive loss consists of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to net gains and losses that are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income (loss) consists of net unrealized gains and losses on foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of October 3, 2020 and September 28, 2019, cash equivalents consisted of money market funds, which are recorded at fair value.

Restricted Cash

The Company held $0.2 million in restricted cash as of October 3, 2020 and September 28, 2019, representing security deposits on real estate leases.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents in several high-quality financial institutions. Cash and cash equivalents held at these banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand, and management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to cash. The Company has not experienced any losses in such accounts.

As of October 3, 2020 and September 28, 2019, the Company’s customers that accounted for 10% or more of total accounts receivable, net, were as follows:

	Accounts Receivable, net
	October 3, 2020	September 28, 2019
Customer A	39%	20%
Customer B	*	14%
Customer E	*	10%
* Accounts receivable was less than 10%.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company’s customers that accounted for 10% or more of total revenue were as follows:

	Revenue
	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
Customer A	12%	16%	17%
Customer C	*	10%	10%
* Revenue was less than 10%.

Inventories

Inventories primarily consist of finished goods and to a lesser extent component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at lower of cost or net realizable value on a first-in, first-out basis. Inventory costs primarily consist of materials, inbound freight, import duties, tariffs, direct labor and manufacturing overhead, logistics, and other handling fees. The Company assesses the valuation of inventory balances including an assessment to determine potential excess and/or obsolete inventory. The Company may be required to write down the value of inventory if estimates of future demand and market conditions indicate excess or obsolete inventory. For the periods presented, the Company has not experienced significant write-downs.

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

Business combinations

The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill is measured as of the acquisition date as the excess of consideration transferred over the net acquisition date fair value of the assets acquired and the liabilities assumed. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations and comprehensive loss.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Impairment of Goodwill and Indefinite-lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and shall be tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or asset below its carrying value.

In connection with the Company's evaluation of goodwill impairment, the Company performs a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, the Company tests goodwill for impairment, including comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). The Company determines fair value of its reporting unit using an income or market approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. The Company performs its annual goodwill impairment assessment during the third quarter of each fiscal year and more frequently if circumstances otherwise dictate.

In connection with the Company’s evaluation of indefinite-lived intangible asset impairment, the Company performs a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If the qualitative assessment is not conclusive, the Company proceeds to test for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted-average costs of capital and assumed royalty rates. If the carrying value exceeds fair value, an impairment charge will be recorded to reduce the asset to fair value.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, primarily comprised of property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company performs impairment testing at the level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by comparing the carrying amounts to the expected future undiscounted cash flows attributable to the assets. If it is determined that an asset may not be recoverable, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Impairment charges were incurred related to the 2020 restructuring plan as described within Note 15. Restructuring Plan. There were no impairment charges identified on the Company’s long-lived assets for fiscal 2019 or fiscal 2018.

Product Warranties

The Company’s products are covered by warranty to be free from defects in material and workmanship for a period of one year, except in the EU and select other countries where the Company provides a two-year warranty on all its products. At the time of sale, an estimate of future warranty costs is recorded as a component of cost of revenue and a warranty liability is recorded for estimated costs to satisfy the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future costs to repair or replace.

Legal Contingencies

If a potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated, the Company accrues a liability for an estimated loss. Legal fees are expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. See Note 13. Commitments and Contingencies for additional information regarding legal contingencies.

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

Foreign currency remeasurement and transaction gains (losses) are recorded in other income (expense), net as follows:

	October 3, 2020	September 28, 2019	September 29, 2018
(in thousands)
Foreign currency remeasurement and transaction gains (losses)	$6,594	$(8,622)	$(1,245)

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company's contracts generally include a combination of products and services. Revenue is allocated to distinct performance obligations and is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue. As of October 3, 2020 and September 28, 2019, the Company did not have any material assets related to incremental costs to obtain or fulfill customer contracts.

In fiscal 2018, the Company adopted ASC 606 using the full retrospective transition method which resulted in an acceleration of revenue and related costs of revenue and most significantly, a reduction in deferred costs and revenue and deferred revenue at each balance sheet date.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Nature of Products and Services

Product revenue primarily includes sales of Sonos speakers and Sonos system products, which include software that enables the Company’s products to operate over a customer’s wireless network, as well as connect to various third-party services, including music and voice. The Company also generates a small portion of revenue from Partner products and other revenue sources in connection with partnerships, accessories, professional services, licensing and advertising revenue. Revenue for module units is related to hardware and embedded software that is integrated into final products that are manufactured and sold by the Company's partners. Software primarily consists of firmware embedded in the products and the Sonos app, which is software that can be downloaded to consumer devices at no charge, with or without the purchase of one of the Company’s products. Products and related software are accounted for as a single performance obligation and all intended functionality is available to the customer upon purchase. The revenue allocated to the products and related software is the substantial portion of the total sale price. Product revenue is recognized at the point in time when control is transferred, which is either upon shipment or upon delivery to the customer, depending on delivery terms.

Service revenue includes revenue allocated to (i) unspecified software upgrades and (ii) cloud-based services that enable products to access third-party music and voice assistant platforms, based on relative standalone selling price, which are each distinct performance obligations and are provided to customers at no additional charge. Unspecified software upgrades are provided on a when-and-if-available basis and have historically included updates and enhancements such as bug fixes, feature enhancements and updates to the ability to connect to third-party music or voice assistant platforms. Service revenue is recognized ratably over the estimated service period.

Significant Judgments

The Company’s contracts with customers generally contain promises to transfer products and services as described above. Determining whether products and services are considered distinct performance obligations that should be accounted for separately requires significant judgment.

Determining the SSP for each distinct performance obligation requires judgment. The Company estimates SSP for items that are not sold separately, which include the products and related software, unspecified software upgrades and cloud-based services, using information that may include competitive pricing information, where available, as well as analyses of the cost of providing the products or services plus a reasonable margin. In developing SSP estimates, the Company also considers the nature of the products and services and the expected level of future services.

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

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
historical returns rate. When determining the expected value of returns, the Company considers future business initiatives and relevant anticipated future events.

Supplier Concentration

The Company relies on third parties for the supply and manufacture of its products, as well as third-party logistics providers. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to customers on time, if at all. During fiscal 2020, 2019 and 2018, approximately 65%, 83% and 98%, respectively, of the Company’s finished goods purchased during each year were from one vendor.

Deferred Revenue and Payment Terms

The Company invoices each order upon hardware shipment or delivery and recognizes revenue for each distinct performance obligation when transfer of control has occurred, which in the case of services, may extend over several reporting periods. Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the consolidated balance sheets. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and platform services. The Company classifies deferred revenue as noncurrent if amounts are expected to be recognized as revenue beyond one year from the balance sheet date.

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

In-process research and development ("IPRD") assets represent the fair value of incomplete research and development projects obtained as part of a business combination that have not yet reached technological feasibility and are initially not subject to amortization; rather, these assets are subject to impairment considerations of indefinite-lived intangible assets. Upon completion of development, IPRD assets are considered definite-lived intangible assets, transferred to developed technology and are amortized over their useful lives. If a project were to be abandoned, the IPRD would be considered fully impaired and expensed to Research and development.

Advertising Costs

Advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses were $43.9 million, $48.8 million and $50.2 million for fiscal 2020, 2019 and 2018, respectively.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restructuring and Related Costs

Costs associated with a restructuring plan generally consist of involuntary employee termination benefits, contract termination costs, and other exit-related costs including costs to close facilities. The Company records a liability for involuntary employee termination benefits when management has committed to a plan that establishes the terms of the arrangement and that plan has been communicated to employees. Costs to terminate a contract before the end of the term are recognized on the termination date, and costs that will continue to be incurred in a contract for the remaining term without economic benefit are recognized as of the cease-use date. Restructuring and related costs may also include the write-down of related assets, including operating lease right-of-use assets, when the sale or abandonment of the asset is a direct result of the plan. Other exit-related costs are recognized as incurred. Restructuring and related costs are recognized as an operating expense within the consolidated statements of operations and comprehensive loss and are classified based on the Company's classification policy for each category of operating expense.

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

Retirement Plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may contribute up to 100% of their annual compensation under the 401(k) plan, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $6.2 million and $4.1 million for fiscal 2020 and 2019, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records a valuation allowance to the extent that its deferred tax assets are not more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would result in a benefit to income taxes.

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

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Leases
The substantial majority of the Company’s leases are for its office spaces and facilities, which are accounted for as operating leases. The Company determines whether an arrangement is a lease at inception if there is an identified asset, and if it has the right to control the identified asset for a period of time. Some of the Company’s leases include options to extend the leases for up to 5 years, and some include options to terminate the leases within 1 year. The Company's lease terms are only for periods in which it has enforceable rights and are impacted by options to extend or terminate the lease only when it is reasonably certain that the Company will exercise the option. For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease obligation at the present value of lease payments over the lease terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. Lease agreements will typically exist with lease and non-lease components, which are accounted for separately. The Company's agreements may contain variable lease payments. The Company includes variable lease payments that depend on an index or a rate and exclude those which depend on facts or circumstances occurring after the commencement date, other than the passage of time. As most of the Company’s leases do not contain an implicit interest rate, the Company uses judgment to determine an incremental borrowing rate to use at lease commencement.
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
Adoption of the new standard resulted in the recording of right-of-use assets and operating lease liabilities of approximately $63.7 million and $73.7 million, respectively on September 29, 2019, with an increase to total assets and liabilities of approximately $62.5 million. The difference between the right-of-use assets and lease liabilities was primarily

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
attributable to deferred rent and rent incentives. There was no impact on the Company's consolidated statements of operations and comprehensive loss or consolidated statements of cash flows. See Note 6. Leases for further information on leases.
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
Recent Accounting Pronouncements Pending Adoption
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, and it subsequently issued amendments to the initial guidance (collectively referred to as "Topic 326"), which provide a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including accounts receivable. The standard is effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company will adopt this standard in the first quarter of fiscal 2021 and does not expect the adoption to have a material impact on the Company's consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard eliminates disclosures such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and adds new disclosure requirements for Level 3 measurements. The standard is effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company will adopt this standard in the first quarter of fiscal 2021 and does not expect the adoption to have a material impact on the Company's consolidated financial statements or disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard resolves the diversity in practice concerning whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification 606, Revenue from Contracts with Customers ("Topic 606"). This standard specifies when a participant is a customer in a collaboration, adds guidance for unit of account to align with Topic 606 and provides presentation guidance for collaborative arrangements. This standard is effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company will adopt this standard in the first quarter of fiscal 2021 and does not expect the adoption to have a material impact on the Company's consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification Topic 740 ("ASC 740") as well as by improving consistent application of the topic by clarifying and amending existing guidance. This standard is effective for the Company in the first quarter of fiscal 2022, with early adoption permitted. The Company is currently evaluating the timing of adoption and impact on the Company's consolidated financial statements.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Fair Value Measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The carrying values of the Company’s long-term debt approximate their fair values as of October 3, 2020 and September 28, 2019 as the debt carries a variable rate or market rates that approximate those currently available to the Company.

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of October 3, 2020 and September 28, 2019:

	October 3, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$281,380	$—	$—	$281,380

	September 28, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$267,806	$—	$—	$267,806

4. Revenue and Geographic Information

Disaggregation of revenue

Revenue by geographical region includes the applicable service revenue attributable to each region and is based on ship-to address, is as follows:

	October 3, 2020	September 28, 2019	September 29, 2018
(In thousands)
Americas	$755,874	$678,224	$603,450
Europe, Middle East and Africa ("EMEA")	470,883	484,785	478,518
Asia Pacific ("APAC")	99,571	97,814	55,040
Total revenue	$1,326,328	$1,260,823	$1,137,008

Revenue is attributed to individual countries based on ship-to address and includes the applicable service revenue attributable to each country. Revenue by significant countries is as follows:

	October 3, 2020	September 28, 2019	September 29, 2018
(In thousands)
United States	$697,410	$630,012	$554,896
Germany	109,124	124,385	121,546
United Kingdom	112,446	112,708	114,790
Other countries	407,348	393,718	345,776
Total revenue	$1,326,328	$1,260,823	$1,137,008

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

	October 3, 2020	September 28, 2019	September 29, 2018
(In thousands)
Sonos speakers	$1,034,813	$1,008,422	$965,066
Sonos system products	218,788	187,172	156,583
Partner products and other revenue	72,727	65,229	15,359
Total revenue	$1,326,328	$1,260,823	$1,137,008

Disaggregation of property and equipment

Property and equipment, net by country as of October 3, 2020 and September 28, 2019 were as follows:

	October 3, 2020	September 28, 2019
(In thousands)
United States	$35,372	$48,370
China	17,624	16,539
Other countries	7,788	13,230
Property and equipment, net	$60,784	$78,139

5. Balance Sheet Components

The following tables show the Company’s balance sheet component details as of October 3, 2020 and September 28, 2019.

Accounts Receivable Allowances

The following table summarizes changes in the allowance for doubtful accounts for fiscal 2020, 2019 and 2018:

	October 3, 2020	September 28, 2019	September 29, 2018
(In thousands)
Beginning balance	$1,255	$872	$804
Increases	1,127	1,034	635
Write-offs	(1,075)	(651)	(567)
Ending balance	$1,307	$1,255	$872

The following table summarizes the changes in the allowance for sales incentives for fiscal 2020, 2019 and 2018:

	October 3, 2020	September 28, 2019	September 29, 2018
(In thousands)
Beginning balance	$20,051	$11,754	$11,195
Charged to revenue	108,843	87,703	90,246
Utilization of sales incentive allowance	(111,379)	(79,406)	(89,687)
Ending balance	$17,515	$20,051	$11,754

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Inventories

Inventories, net, consist of the following:

	October 3, 2020	September 28, 2019
(In thousands)
Finished goods	$172,184	$207,723
Components	8,646	12,061
Inventories	$180,830	$219,784

Property and Equipment, Net

Property and equipment, net consist of the following:

	October 3, 2020	September 28, 2019
(In thousands)
Computer hardware and software	$45,798	$47,775
Furniture and fixtures	8,239	9,594
Tooling and production line test equipment	67,495	54,536
Leasehold improvements	51,102	58,944
Product displays	48,925	45,672
Total property and equipment	221,559	216,521
Accumulated depreciation and amortization	(160,775)	(138,382)
Property and equipment, net	$60,784	$78,139

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Depreciation expense was $34.9 million, $36.4 million and $39.4 million for fiscal 2020, 2019 and 2018, respectively. During fiscal 2020, 2019 and 2018, the Company abandoned and disposed of gross fixed assets of $18.5 million, $10.2 million and $35.8 million, with accumulated depreciation of $14.2 million, $9.3 million and $35.6 million, respectively. Disposals of fixed assets were recorded in operating expenses in the consolidated statements of operations and comprehensive loss and resulted in losses of $4.3 million, $0.8 million and $0.2 million for fiscal 2020, 2019 and 2018, respectively. For further detail regarding the property and equipment that was abandoned as part of the 2020 restructuring plan, refer to Note 15. Restructuring Plan.

Goodwill

The following table presents details of the Company's goodwill for the year ended October 3, 2020:

Goodwill
(In thousands)
Balance as of September 28, 2019	$1,005
Goodwill acquired	14,282
Purchase price adjustment	258
Balance as of October 3, 2020	$15,545

Intangible Assets

The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	October 3, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Technology	$7,780	(1,509)	$6,271	3.55
Other	39	(16)	23	1.17
Total finite-lived intangible assets	7,819	(1,525)	6,294	3.54
In-process research and development and other intangible assets not subject to amortization	20,100	—	20,100
Total intangible assets	$27,919	$(1,525)	$26,394

The following table summarizes the estimated future amortization expense of the Company's intangible assets as October 3, 2020:

Fiscal years ending	Future Amortization Expense
(In thousands)
2021	$1,938
2022	1,922
2023	1,245
2024	1,020
2025 and thereafter	169
Total future amortization expense	$6,294

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Accrued Expenses

Accrued expenses consisted of the following:

	October 3, 2020	September 28, 2019
(In thousands)
Accrued advertising and marketing	$10,609	$25,662
Accrued taxes	6,252	4,388
Accrued inventory	2,843	6,494
Accrued manufacturing, logistics and product development	9,753	14,783
Accrued general and administrative	10,068	12,455
Accrued restructuring	1,062	—
Other accrued payables	4,462	6,074
Total accrued expenses	$45,049	$69,856

Deferred revenue

The following table presents the changes in the Company's deferred revenue balances:

	October 3, 2020	September 28, 2019	September 29, 2018
(In thousands)
Deferred revenue, beginning of period	$56,449	$50,967	$45,567
Recognition of revenue included in beginning of period deferred revenue	(13,052)	(11,934)	(10,627)
Revenue deferred, net of revenue recognized on contracts in the respective period	18,992	17,416	16,027
Deferred revenue, end of period	$62,389	$56,449	$50,967

The Company expects the following recognition of deferred revenue as of October 3, 2020:

	For the fiscal years ending
(In thousands)	2021	2022	2023	2024	2025 and Beyond	Total
Revenue expected to be recognized	$15,304	$13,264	$11,337	$9,286	$13,198	$62,389

Other Current Liabilities

Other current liabilities consist of the following:

	October 3, 2020	September 28, 2019
(In thousands)
Reserve for returns	$14,195	$12,110
Short-term operating lease liabilities	10,910	—
Product warranty liability	3,628	3,254
Other	2,417	2,184
Total other current liabilities	$31,150	$17,548

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents the changes in the Company’s warranty liability for the fiscal years ended October 3, 2020 and September 28, 2019:

	October 3, 2020	September 28, 2019
(In thousands)
Warranty liability, beginning of period	$3,254	$2,450
Provision for warranties issued during the period	12,711	12,795
Settlements of warranty claims during the period	(12,337)	(11,991)
Warranty liability, end of period	$3,628	$3,254

6. Leases

The Company entered into various non-cancelable lease agreements for offices and facilities, as well as auto leases. The substantial majority of the Company's leases are for its office spaces and facilities, which are accounted for as operating leases. The Company's main offices are leased in California, Massachusetts, and the Netherlands with additional sales and operations offices around the world. These facilities operate under leases with initial terms from one to ten years and expire at various dates through 2026. The Company determines whether an arrangement is a lease at inception if there is an identified asset, and it has the right to control the identified asset for a period of time. Some of the Company's leases include options to extend the lease for up to 5 years, and some include options to terminate the lease within 1 year. The Company's lease terms are only for periods in which it has enforceable rights and are impacted by options to extend or terminate the lease only when it is reasonably certain that the Company will exercise the option.

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

Most of the Company's leases do not contain an implicit interest rate. Therefore, the Company uses judgment to estimate an incremental borrowing rate, which is defined as the rate of interest the Company would have to pay to borrow an amount that is equal to the lease obligations, on a collateralized basis, and over a similar term. The Company takes into consideration the terms of the Company's Credit Facility (as defined in Note 7. Debt), lease terms, and current interest rates to determine the incremental borrowing rate at lease commencement date. At October 3, 2020, the Company's weighted-average discount rate was 4.1%, while the weighted-average remaining lease term was 4.6 years. As part of the supplemental cash flow disclosure, the right-of-use assets obtained in exchange for new operating lease liabilities does not reflect the impact of prepaid or deferred rent.

The components of lease expense for the fiscal year ended October 3, 2020 was as follows:

Year Ended
October 3, 2020
(In thousands)
Operating lease cost	$13,179
Short-term lease cost	222
Variable lease cost	5,023
Total lease cost	$18,424

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the fiscal years ended October 3, 2020 and September 28, 2019, rent expense, including leases for offices and facilities as well as auto leases, was $13.4 million and $14.2 million, respectively, and common area maintenance expense was $5.0 million and $5.2 million, respectively.

The following table summarizes the maturity of lease liabilities under operating leases as of October 3, 2020:

Fiscal years ending	Operating leases
(In thousands)
2021	$14,515
2022	15,060
2023	14,868
2024	13,841
2025	9,174
Thereafter	1,775
Total lease payments	$69,233
Less imputed interest	(7,963)
Total lease liabilities (1)	$61,270

(1) Total lease liabilities reflect the lease liabilities associated with the Company's New York retail space and satellite offices that were closed as a part of the 2020 restructuring plan. Refer to Note 15. Restructuring Plan for discussion of the impact of the associated operating lease right-of-use asset.

Under Topic 840, the following table represents the gross minimum rental commitments under noncancelable leases as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019:

Fiscal years ending	Operating leases
(In thousands)
2020	$15,627
2021	14,759
2022	14,136
2023	14,395
2024	13,615
Thereafter	10,951
Total minimum lease commitments	$83,483

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Debt

The Company's debt obligations consist of the Secured Credit Facility with J.P. Morgan Chase Bank, N.A. (the “Credit Facility”) and the J.P. Morgan Chase Bank, N.A. Secured Term Loan (the "Term Loan").

The Company’s short and long-term debt as of October 3, 2020 and September 28, 2019 is as follows:

	October 3, 2020		September 28, 2019
	Rate	Balance	Rate	Balance
(In thousands)
Term Loan (1)	2.4%	$25,000	4.6%	$33,333
Unamortized debt issuance costs (2)		(82)		(160)
Total indebtedness		24,918		33,173
Less short term portion		(6,667)		(8,333)
Long-term debt		$18,251		$24,840

(1)Due in October 2021 and bears interest at a variable rate equal to an adjusted LIBOR plus 2.25%, payable quarterly.

(2)Debt issuance costs are recorded as a debt discount and charged to interest expense over the term of the agreement.

The Credit Facility allows the Company to borrow up to $80.0 million restricted to the value of the borrowing base, which is based on the value of inventory and accounts receivable and is subject to monthly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of October 3, 2020 and September 28, 2019, the Company had no outstanding borrowings and $0.5 million and $4.5 million, respectively, in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility and the Term Loan require the Company to maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of October 3, 2020 and September 28, 2019, the Company was in compliance with all financial covenants. The Credit Facility and the Term Loan are collateralized by eligible inventory and accounts receivable of the Company, as well as the Company's intellectual property including patents and trademarks.

8. Stockholders' Equity

Share Repurchase Program

In September 2019, the Company's Board of Directors (the "Board") authorized a common stock repurchase program of up to $50.0 million. During the fiscal year ended October 3, 2020, the Company repurchased 3,787,783 shares for an aggregate purchase price of $50.0 million at an average price of $13.18 per share under the repurchase program. As of October 3, 2020, the Company fully utilized the amount available under this stock repurchase program. Additionally, treasury stock during the fiscal year ended October 3, 2020 included shares withheld to satisfy employees' tax withholding requirements in connection with vesting of RSUs. No shares of the Company's stock were repurchased under this program during fiscal 2019.

The Company withholds shares of common stock from certain employees in connection with the vesting of restricted stock unit awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in our consolidated financial statements as they reduce the number of shares that would have been issued upon vesting. Repurchases associated with tax withholdings were not material during fiscal 2020 and 2019.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Stock-Based Compensation

2018 Equity Incentive Plan

In 2003, the Board established the 2003 Stock Plan (as amended, the “2003 Plan”). In July 2018, the Board adopted the 2018 Equity Incentive Plan (the “2018 Plan”) and ceased granting awards under the 2003 Plan. The 2018 Plan became effective in connection with the Company's initial public offering ("IPO"). Remaining shares of common stock available for issuance under the 2003 Plan on the effective date of the 2018 Plan were added to the shares of common stock reserved for issuance under the 2018 Plan as of such date, and additional shares of common stock that would become available for issuance under the 2003 Plan in the future will instead become available for issuance under the 2018 Plan, as further discussed in the Annual Report. The number of shares reserved for issuance under the 2018 Plan will increase automatically on January 1 of each year beginning in 2019 and continuing through 2028 by a number of shares of common stock equal to the lesser of (x) 5% of the total outstanding shares of the Company’s common stock and common stock equivalents as of the immediately preceding December 31 (rounded to the nearest whole share) and (y) a number of shares determined by the Board. As of October 3, 2020, there were 28,056,633 shares reserved for future issuance under the 2018 Plan.

Stock Options

Pursuant to the 2018 Plan, the Company issues stock options to employees and directors. The fair value of the stock options is based on the Company’s closing stock price on the trading day immediately prior to the date of grant. The option price, number of shares and grant date are determined at the discretion of the Board. For so long as the option holder performs services for the Company, the options generally vest over 48 months, on a monthly or quarterly basis, with certain options subject to an initial annual cliff vest, and are exercisable for a period not to exceed ten years from the date of grant.

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at September 28, 2019	37,155,568	$11.39	6.3	$94,288
Exercised	(5,985,471)	7.06
Forfeited	(2,747,157)	14.16
Outstanding at October 3, 2020	28,422,940	$12.03	5.6	$99,053
At October 3, 2020
Options exercisable	24,230,278	$11.60	5.2	$94,768
Options vested and expected to vest	27,877,806	$11.98	5.6	$98,495

The Company granted no options in fiscal 2020. During fiscal 2019 and fiscal 2018, the Company granted options with a fair value of $8.4 million and $50.2 million, respectively, with a weighted-average grant date fair value of $4.91 and $5.39 per share, respectively. Options vested in 2020, 2019 and 2018, respectively, have a fair value of $27.4 million, $34.3 million, and $38.3 million.

The total intrinsic value of stock options exercised was $40.1 million, $61.1 million and $31.3 million for fiscal 2020, 2019 and 2018, respectively.

As of October 3, 2020 and September 28, 2019, the Company had $16.9 million and $43.9 million, respectively, of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted-average period of 1.5 years and 2.0 years, respectively.

The Company’s policy for issuing stock upon stock option exercise is to issue new common stock.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. This model requires the input of highly subjective assumptions including the expected term of the option, expected stock price volatility and expected dividends. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair value of options at the date of grant was estimated with the following weighted-average assumptions:

	September 28, 2019	September 29, 2018
Expected term (years)	6.51	6.25
Risk-free interest rate	2.67%	2.73%
Expected volatility	30.7%	30.19%
Expected dividend yield	—%	—%

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

Fair Value of Common Stock

The Company uses the market closing price for its common stock as reported on The Nasdaq Global Select Market.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Stock Units

Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. The fair value of RSUs is based on the Company's closing stock price on the trading day immediately preceding the date of grant. RSUs vest quarterly over the service period, which is generally four years with certain awards subject to an initial annual cliff vest. The summary of the Company’s unvested RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Outstanding at September 28, 2019	6,716,786	$11.40	$90,744
Granted	9,030,809
Exercised	(2,406,900)
Forfeited	(1,692,744)
Expired	—
Outstanding at October 3, 2020	11,647,951	$10.50	$180,543
At October 3, 2020
Units expected to vest	9,530,614	$10.53	$147,725

As of October 3, 2020, the Company had $92.4 million of unrecognized stock-based compensation expense related to their RSUs, which is expected to be recognized over a weighted-average period of 3.0 years.

Total stock-based compensation expense by function category was as follows:

	October 3, 2020	September 28, 2019	September 29, 2018
(In thousands)
Cost of revenue	$1,106	$985	$198
Research and development	23,439	17,643	13,960
Sales and marketing	14,359	12,965	15,885
General and administrative	18,706	14,982	8,602
Total stock-based compensation expense	$57,610	$46,575	$38,645

10. Income Taxes

The Company’s income (loss) before provision for income taxes for fiscal 2020, 2019 and 2018 were as follows:

	October 3, 2020	September 28, 2019	September 29, 2018
(In thousands)
Domestic	$(15,194)	$(858)	$2,803
Foreign	(4,889)	(218)	(17,351)
Loss before provision for income taxes	$(20,083)	$(1,076)	$(14,548)

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Components of the provision for income taxes consisted of the following:

	October 3, 2020	September 28, 2019	September 29, 2018
(In thousands)
Current:
U.S. Federal	$(1,388)	$1,366	$—
U.S. State	724	1,132	177
Foreign	1,220	1,463	816
Total current	556	3,961	993
Deferred:
U.S. Federal	—	—	(168)
U.S. State	—	—	—
Foreign	(524)	(271)	231
Total deferred	(524)	(271)	63
Provision for (benefit from) income taxes	$32	$3,690	$1,056

The Company is subject to income taxes in the U.S. and foreign jurisdictions in which it operates. The Company’s tax provision is impacted by the jurisdictional mix of earnings as its foreign subsidiaries have statutory tax rates different from those in the U.S. The Company has made an accounting policy election to treat Global Intangible Low Taxed Income (“GILTI”) as a period expense. The Company's accounting for the elements of U.S. Tax Reform is completed based on all published tax law and corresponding guidance. However. proposed and final clarifying guidance is anticipated for various aspects of U.S. Tax Reforms which could be relevant to the Company. The effects of any additional guidance will be recorded in the period such guidance is issued.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Components of the Company’s deferred income tax assets and liabilities are as follows:

	October 3, 2020	September 28, 2019
(In thousands)
Deferred tax assets
Accrued expenses and reserves	$12,014	$12,582
Deferred revenue	11,831	11,185
U.S. net operating loss carryforwards	8,242	15,112
Foreign net operating loss carryforwards	12,183	3,414
Tax credit carryforwards	53,543	43,411
Stock-based compensation	11,018	10,368
Right-of-Use Liability	14,377	—
Amortization	7,648	4,131
Depreciation	1,101	672
Other	603	453
Total deferred tax assets	132,560	101,328
Valuation allowance	(113,939)	(95,088)
Deferred tax assets, net of valuation allowance	18,621	6,240
Deferred tax liabilities
Tax accounting method change	(2,946)	(5,086)
Right-of-Use Asset	(9,914)	—
Amortization	(6,093)	—
Depreciation	(187)	—
Other	(115)	—
Total deferred tax liabilities	(19,255)	(5,086)
Net deferred tax assets (liabilities)	$(634)	$1,154

Reported as
Deferred tax assets	$1,800	$1,154
Deferred tax liabilities	(2,434)	—
Net deferred tax assets (liabilities)	$(634)	$1,154

After considering all available positive and negative evidence, the Company has determined it is more likely than not that deferred tax assets in the U.S. and certain foreign entities will not be realized as a result of cumulative book losses incurred in these jurisdictions. Therefore, the Company maintains a full valuation allowance against the net deferred tax assets in these jurisdictions. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of the U.S. valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment and prospective earnings in the U.S.

As of October 3, 2020, the Company had gross federal and post-apportioned state net operating loss carryforwards of $30.8 million and $26.9 million, respectively, available to reduce future taxable income. The earliest federal and state net operating loss carryforwards expire in varying amounts beginning in 2035 and 2027, respectively. As of October 3, 2020, the Company had gross foreign net operating loss carryforwards of $52.2 million, of which $37.6 million have an indefinite life and $14.6 million will expire in 2027. The Company also has gross federal and state research and development tax credit carryforwards of $41.8 million and $31.8 million, respectively. The federal research credits will begin to expire in the year 2025, and the state research credits will begin to expire in the year 2024.

Because of the change of ownership provisions of Sections 382 and 383 of the Code, use of a portion of the Company’s domestic net operating losses and tax credit carryforwards may be limited in future periods depending upon future changes in

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
ownership. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities if sufficient taxable income is not generated in future periods.

The following table summarizes changes in the valuation allowance for fiscal 2020, 2019 and 2018:

(In thousands)	October 3, 2020	September 28, 2019	September 29, 2018
Beginning balance	$95,088	$72,380	$94,956
Increase (decrease) during the period	18,851	22,708	(22,576)
Ending balance	$113,939	$95,088	$72,380

Reconciliation of U.S. statutory federal income taxes to the Company’s provision for (benefit from) income taxes is as follows:

(In thousands)	October 3, 2020	September 28, 2019	September 29, 2018
U.S. federal income taxes at statutory rate	$(4,217)	$(226)	$(3,570)
U.S. state and local income taxes	(2,798)	(9,315)	(1,441)
Foreign income tax rate differential	(75)	129	(53)
Stock-based compensation	869	(2,399)	4,025
Federal research tax credits	(8,012)	(8,418)	(4,333)
Unrecognized federal tax benefits	815	(2,806)	1,990
Change in tax rate	—	1,161	25,725
Net Impact of GILTI	—	239	—
BEAT	(781)	781	—
Other	598	822	259
Change in valuation allowance	13,633	23,722	(21,546)
Provision for income taxes	$32	$3,690	$1,056

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
Change in unrecognized tax benefits as a result of uncertain tax positions are as follows:

	October 3, 2020	September 28, 2019	September 29, 2018
(In thousands)
Beginning balance	$12,527	$17,794	$13,780
Increase (decrease) - tax positions in prior periods	(768)	(8,226)	$636
Increase (decrease) - tax positions in current periods	2,962	2,959	$3,378
Ending balance	$14,721	$12,527	$17,794

The Company does not anticipate changes to unrecognized benefits within the next 12 months that would result in a material change to the Company’s financial position. The unrecognized tax benefits as of October 3, 2020 would have no impact on the effective tax rate if recognized.

The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. U.S. federal income tax returns for the 2016 tax year and earlier are no longer subject to examination by the U.S. Internal Revenue Service (the "IRS"). All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state purposes.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. There were no accrued interest or penalties as of October 3, 2020 and September 28, 2019.

As of October 3, 2020, we continue to assert that the unremitted earnings in our foreign subsidiaries are permanently reinvested and therefore no deferred taxes or withholding taxes have been provided. If, in the future, the Company decides to repatriate its $7.9 million of undistributed earnings from these subsidiaries in the form of dividends or otherwise, the Company could be subject to withholding taxes payable at that time. The amount of withholding tax liability is dependent upon circumstances existing if and when a remittance occurs but could be reasonably estimated to be $0.2 million.

11. Net Loss Per Share Attributable to Common Stockholders

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders:

	October 3, 2020	September 28, 2019	September 29, 2018
(In thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(20,115)	$(4,766)	$(15,604)
Denominator:
Weighted-average shares of common stock - basic and diluted	109,807,154	103,783,006	65,706,215
Net loss per share attributable to common stockholders:
Net loss per share attributable to common stockholders - basic and diluted	$(0.18)	$(0.05)	$(0.24)

The following potentially dilutive shares as of the end of each period presented were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	October 3, 2020	September 28, 2019	September 29, 2018
Stock options to purchase common stock	33,503,698	42,300,183	48,504,182
RSUs	9,225,127	4,147,463	—
Total	42,728,825	46,447,646	48,504,182

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Business Combination

On November 14, 2019, the Company completed the acquisition of 100% of the equity interests of Snips, a France-based provider of an artificial intelligence voice platform for connected devices that provides private-by-design, voice technology. The acquisition brought strategic IP to enhance the voice experience on Sonos products. The total purchase price consideration of the acquisition of Snips was $36.3 million, of which $35.6 million was paid in cash at closing, and $0.7 million was recorded as a contingent consideration liability. The terms of the contingent consideration were met, and the contingent consideration was paid in cash in the second quarter of fiscal 2020.

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

The results of Snips' operations have been included in the Company's consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's consolidated statements of operations and comprehensive loss.

One-time acquisition-related costs of $1.4 million were expensed as general and administrative expenses as incurred.

13. Commitments and Contingencies

Unconditional purchase obligations

The following table summarizes future payments under the Company's unconditional purchase obligations as of October 3, 2020:

		Fiscal years ended
(In thousands)	Total	2021	2022	2023	2024	2025	Beyond
Inventory-related purchase obligations	69,404	67,687	1,717	—	—	—	—
Other purchase obligations	25,793	13,378	6,550	4,369	1,496	—	—
Total	$95,197	$81,065	$8,267	$4,369	$1,496	$—	$—

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

On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement of certain Sonos patents related to its smart speakers and related technology and respectively seek relief including a ban on the importation into the United States of infringing Google products and monetary damages. On February 6, 2020, the ITC initiated a formal investigation into the Company’s claims. Google and Alphabet filed an initial answer in the ITC action on February 27, 2020 and an amended answer on April 3, 2020, denying infringement and alleging that the asserted patents are invalid. The ITC case is set for trial towards the end of February 2021. On March 4, 2020, the California District Court stayed the district court proceeding pending resolution of the ITC investigation. On March 11, 2020, Google filed an answer in the California District Court,

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
denying infringement and alleging that the asserted patents are invalid. On September 28, 2020, Google filed for a declaratory judgement of non-infringement in the U.S. District Court for the Northern District of California related to five different Sonos patents. On September 29, 2020, the Company filed a lawsuit against Google in the U.S. District Court for Western District of Texas, alleging infringement of those five Sonos patents and seeking monetary damages and other non-monetary relief.

On June 11, 2020, Google filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, alleging infringement of five Google patents generally related to noise cancellation, digital rights management, media search and wireless relays and seeking monetary damages and other non-monetary relief. On June 12, 2020, Google filed lawsuits in District Court Munich I against Sonos Europe B.V. and Sonos, Inc., alleging infringement of two Google patents generally related to digital rights management and search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. On August 21, 2020, Google filed a lawsuit against Sonos, Inc. in Canada, alleging infringement of one Google patent generally related to noise cancellation technology. On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in France, alleging infringement of two Google patents generally related to digital rights management and search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. In August 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in the Netherlands alleging infringement of a Google patent related to search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. In September 2020, Google filed a lawsuit against Sonos Europe B.V. in the Netherlands, alleging infringement of a Google patent related to digital rights management, and seeking monetary damages and enforcement of an injunction preventing sales of any infringing Sonos products. A range of loss, if any, associated with these matters is not probable or reasonably estimable as of October 3, 2020.

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case and is seeking monetary damage and other non-monetary relief. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of October 3, 2020.

The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

On May 13, 2020, the Company was granted a temporary exclusion from the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs") for its component products. On July 23, 2020, the Company was granted a temporary exclusion from Section 301 tariffs for its core speaker products. These exclusions eliminated the tariffs on the Company's component and core speaker products imported from China until August 31, 2020, and entitled the Company to receive an estimated refund of approximately $30 million for the tariffs paid since September 2019, the date the Section 301 tariffs were imposed. On August 28, 2020, the United States Trade Representative granted an extension through December 31, 2020 of the exclusion for the Company’s core products. The exclusion for the Company’s component products was not extended past August 31, 2020, with the Section 301 tariffs for our component products automatically reinstating on September 1, 2020. We will need to seek an extension of the exemption request for our core products to extend such exclusions past December 31, 2020 and, in the event that we are unsuccessful, the Section 301 tariffs on our core products will automatically re-instate. The timing of receipt of this refund is not reasonably determinable as of the date of this report and no amounts have been recorded in the consolidated financial statements as of and for the fiscal year ended October 3, 2020.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the Delaware General Corporation Law. The Company also currently has directors’ and officers’ insurance. No amount has been accrued in the consolidated financial statements with respect to these indemnification guarantees.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s unaudited quarterly financial information for each of the four quarters of 2020 and 2019 (the sum of quarterly periods may not equal full-year amounts due to rounding):

	Three Months Ended
	October 3, 2020 (1)	June 27, 2020 (2)	March 28, 2020	December 28, 2019
(In thousands, except per share amounts)
Revenue	$339,837	$249,310	$175,098	$562,083
Gross profit	161,536	109,791	73,009	227,620
Net income (loss)	18,411	(56,980)	(52,320)	70,775
Net income (loss) per share - basic	$0.17	$(0.52)	$(0.48)	$0.65
Net income (loss) per share - diluted	$0.15	$(0.52)	$(0.48)	$0.60

(1)The fourth quarter of fiscal 2020 reflects the impact of 14 weeks.
(2)The third quarter of fiscal 2020 reflects the impact of the 2020 restructuring plan. See Note 15. Restructuring Plan for additional information regarding the Company's 2020 restructuring plan.

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

15. Restructuring Plan
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

Total pre-tax restructuring and related costs under the 2020 restructuring plan were $26.4 million, which included $26.3 million incurred in the fiscal year ended October 3, 2020 as presented in the table below. The remaining restructuring and related costs are nominal and are expected to be incurred through the completion of the 2020 restructuring plan in the first quarter of fiscal 2021. For the assets deemed to be impaired, the Company estimated fair value using an income-approach based on management’s forecast of future cash flows expected to be derived from the property.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the costs incurred in connection with the 2020 restructuring plan:

Fiscal Year Ended
October 3, 2020
(In thousands)
Employee related costs	$8,985
Right-of-use asset impairment and abandonment charges	8,139
Property and equipment abandonment charges	5,824
Other restructuring costs	3,337
Total	$26,285

The following table represents the restructuring and related costs recorded in the Company's consolidated statements of operations and comprehensive loss:

Fiscal Year Ended
October 3, 2020
(In thousands)
Research and development	$5,074
Sales and marketing	19,788
General and administrative	1,423
Total	$26,285

The following table summarizes the Company's restructuring activities recorded in accrued expenses and accrued compensation within the consolidated balance sheets:

(In thousands)	Employee Related Costs	Other Restructuring Costs	Total
Balance at September 28, 2019	$—	$—	$—
Restructuring charges	8,955	3,332	12,287
Cash paid	(7,335)	(361)	(7,696)
Balance at October 3, 2020	$1,620	$2,971	$4,591

The Company made certain judgments and estimates regarding the amount and timing of the 2020 restructuring plan and related impairment and abandonment charges or recoveries. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and liability recorded. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Subsequent Event
On November 18, 2020, the Company announced that its Board of Directors authorized a common stock repurchase program of up to $50.0 million. As of the date of this report, no shares of the Company's stock were repurchased under this new program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of October 3, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of October 3, 2020.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).
Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of October 3, 2020, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 3, 2020.
The effectiveness of our internal control over financial reporting as of October 3, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is included under the captions "Board of Directors and Corporate Governance," "Proposal One: Election of Directors," "Executive Officers" and "Delinquent Section 16(a) Reports" included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended October 3, 2020 and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is included under the captions “Board of Directors and Corporate Governance” and "Executive Compensation" in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended October 3, 2020 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions "Equity Compensation Plan Information" and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended October 3, 2020 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions "Board of Directors and Corporate Governance" and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended October 3, 2020 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item is included under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended October 3, 2020 and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements

The information concerning Sonos’ consolidated financial statements and the Report of Independent Registered Public Accounting Firm required by this Item 15(a)(1) is incorporated by reference herein to the section of this Annual Report on Form 10-K in Part II, Item 8, titled "Financial Statements and Supplementary Data."
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the consolidated financial statements or the notes to those consolidated financial statements.
(a)(3) Exhibits

We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-38603	3.1	9/11/2018
3.2	Restated Bylaws	10-Q	001-38603	3.2	9/11/2018
4.1	Form of Common Stock Certificate	S-1	333-226076	4.01	7/6/2018
4.2	Amended and Restated Investor Rights Agreement, dated as of July 18, 2012, by and among the Registrant and certain investors of the Registrant	S-1	333-226076	4.02	7/6/2018
4.3	Description of Securities	10-K	001-38603	4.3	11/26/19
10.1+	Form of Indemnification Agreement entered into between Sonos, Inc. and each of its directors and executive officers	S-1	333-226076	10.01	7/6/2018
10.2+	2003 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-226076	10.02	7/6/2018
10.3+	2018 Equity Incentive Plan and forms of agreement thereunder	10-K	001-38603	10.3+	11/26/19

10.4+	2018 Employee Stock Purchase Plan and form of subscription agreement	S-1	333-226076	10.04	7/6/2018
10.5+	Offer Letter between Patrick Spence and the Registrant, dated May 25, 2012	S-1	333-226076	10.05	7/6/2018
10.7+	Offer letter between Brittany Bagley and the Registrant, dated March 29, 2019	10-Q	001-38603	10.1	5/10/2019
10.8†	Manufacturing Agreement between Inventec Appliances Corporation and the Registrant, dated September 4, 2014, as amended	S-1	333-226076	10.08	7/6/2018
10.9+	Offer Letter between Nicholas Millington and the Registrant, dated February 27, 2003	10-K	001-38603	10.09	11/28/2018
10.10+	Offer Letter between Matthew Siegel and the Registrant, dated August 15, 2017	10-K	001-38603	10.10	11/28/2018
10.11+	Executive Incentive Plan	10-Q	001-38603	10.1	2/7/2019
10.13+	Performance Share Award Agreement between Patrick Spence and the Registrant, dated May 28, 2020	10-Q	001-38603	10.1	8/6/2020
10.14+	Offer Letter between Edward Lazarus and the Registrant, dated December 5, 2018	10-Q	001-38603	10.1	2/6/2020
21.1	List of subsidiaries of the Registrant	S-1	333-226076	21.1	7/6/2018
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)					X

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

                            Sonos, Inc.

Date: November 23, 2020	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 23, 2020	By:	/s/ Brittany Bagley
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick Spence	Chief Executive Officer and Director	November 23, 2020
Patrick Spence	(Principal Executive Officer)

/s/ Brittany Bagley	Chief Financial Officer	November 23, 2020
Brittany Bagley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Bach	Director	November 23, 2020
Robert Bach

/s/ Karen Boone	Director	November 23, 2020
Karen Boone

/s/ Joanna Coles	Director	November 23, 2020
Joanna Coles

/s/ Thomas Conrad	Director	November 23, 2020
Thomas Conrad

/s/ Deirdre Findlay	Director	November 23, 2020
Deirdre Findlay

/s/ Julius Genachowski	Director	November 23, 2020
Julius Genachowski

/s/ John Maeda	Director	November 23, 2020
John Maeda

/s/ Panos Panay	Director	November 23, 2020
Panos Panay

/s/ Michelangelo Volpi	Director and Chairperson of the Board of Directors	November 23, 2020
Michelangelo Volpi