Form 10-Q
period 2021-01-02
Sonos Inc
filed 2021-02-11
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2021
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

As of January 30, 2021, the registrant had 119,740,268 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)
	As of
	January 2, 2021	October 3, 2020
Assets
Current assets:
Cash and cash equivalents	$677,834	$407,100
Restricted cash	198	191
Accounts receivable, net of allowances	113,616	54,935
Inventories	88,194	180,830
Prepaids and other current assets	21,076	17,321
Total current assets	900,918	660,377
Property and equipment, net	64,170	60,784
Operating lease right-of-use assets	41,462	42,342
Goodwill	15,545	15,545
Intangible assets, net	25,975	26,394
Deferred tax assets	1,886	1,800
Other noncurrent assets	16,904	8,809
Total assets	$1,066,860	$816,051

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$239,760	$250,328
Accrued expenses	96,433	45,049
Accrued compensation	29,424	44,517
Short-term debt	24,937	6,667
Deferred revenue, current	16,382	15,304
Other current liabilities	48,828	31,150
Total current liabilities	455,764	393,015
Operating lease liabilities, noncurrent	42,268	50,360
Long-term debt	—	18,251
Deferred revenue, noncurrent	52,459	47,085
Deferred tax liabilities	2,434	2,434
Other noncurrent liabilities	3,726	7,067
Total liabilities	556,651	518,212

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	121	114
Treasury stock	(26,004)	(20,886)
Additional paid-in capital	633,335	548,993
Accumulated deficit	(96,200)	(228,492)
Accumulated other comprehensive loss	(1,043)	(1,890)
Total stockholders’ equity	510,209	297,839
Total liabilities and stockholders’ equity	$1,066,860	$816,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	January 2, 2021	December 28, 2019
Revenue	$645,584	$562,083
Cost of revenue	346,159	334,463
Gross profit	299,425	227,620
Operating expenses
Research and development	52,346	52,526
Sales and marketing	74,453	77,423
General and administrative	35,242	30,209
Total operating expenses	162,041	160,158
Operating income	137,384	67,462
Other income (expense), net
Interest income	36	998
Interest expense	(265)	(453)
Other income, net	4,257	4,424
Total other income (expense), net	4,028	4,969
Income before provision for income taxes	141,412	72,431
Provision for income taxes	9,120	1,656
Net income	$132,292	$70,775

Net income attributable to common stockholders:
Basic	$132,292	$70,775
Diluted	$132,292	$70,775

Net income per share attributable to common stockholders:
Basic	$1.14	$0.65
Diluted	$1.01	$0.60

Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	115,610,523	108,984,683
Diluted	130,644,147	118,415,968

Total comprehensive income
Net income	$132,292	$70,775
Change in foreign currency translation adjustment	847	(519)
Comprehensive income	$133,139	$70,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended January 2, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at October 3, 2020	113,915,233	$114	$548,993	(1,571,138)	$(20,886)	$(228,492)	$(1,890)	$297,839
Issuance of common stock pursuant to equity incentive plans	7,075,338	7	69,498	—	—	—	—	69,505
Repurchase of common stock related to shares withheld for tax in connection with vesting of restricted stock unit awards ("RSUs")	—	—	—	(307,980)	(5,118)	—	—	(5,118)
Stock-based compensation expense	—	—	14,844	—	—	—	—	14,844
Net income	—	—	—	—	—	132,292	—	132,292
Change in foreign currency translation adjustment	—	—	—	—	—	—	847	847
Balance at January 2, 2021	120,990,571	$121	$633,335	(1,879,118)	$(26,004)	$(96,200)	$(1,043)	$510,209

	Three Months Ended December 28, 2019
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at September 28, 2019	109,623,417	$110	$502,757	(1,020,775)	$(13,498)	$(208,377)	$(64)	$280,928
Issuance of common stock pursuant to equity incentive plans	1,561,696	1	7,968	—	—	—	—	7,969
Repurchase of common stock	—	—	—	(372,149)	(5,078)	—	—	(5,078)
Stock-based compensation expense	—	—	13,204	—	—	—	—	13,204
Net income	—	—	—	—	—	70,775	—	70,775
Change in foreign currency translation adjustment	—	—	—	—	—	—	(519)	(519)
Balance at December 28, 2019	111,185,113	$111	$523,929	(1,392,924)	$(18,576)	$(137,602)	$(583)	$367,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	January 2, 2021	December 28, 2019
Cash flows from operating activities
Net income	$132,292	$70,775
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,982	9,105
Stock-based compensation expense	14,844	13,204
Other	(1,050)	1,471
Deferred income taxes	12	51
Foreign currency transaction gain	(1,633)	(1,924)
Changes in operating assets and liabilities:
Accounts receivable, net	(56,650)	(31,411)
Inventories	93,495	107,343
Other assets	(7,330)	(11,853)
Accounts payable and accrued expenses	33,271	(39,416)
Accrued compensation	(15,481)	(14,568)
Deferred revenue	5,633	4,879
Other liabilities	9,128	11,184
Net cash provided by operating activities	214,513	118,840
Cash flows from investing activities
Purchases of property and equipment, intangible and other assets	(11,333)	(15,914)
Cash paid for acquisition, net of acquired cash	—	(35,622)
Net cash used in investing activities	(11,333)	(51,536)
Cash flows from financing activities
Repayments of borrowings	—	(1,667)
Payments for repurchase of common stock	—	(5,078)
Proceeds from exercise of common stock options	69,505	7,969
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of restricted stock units	(5,118)	—
Net cash provided by financing activities	64,387	1,224
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,174	1,254
Net increase in cash, cash equivalents and restricted cash	270,741	69,782
Cash, cash equivalents and restricted cash
Beginning of period	407,291	338,820
End of period	$678,032	$408,602
Supplemental disclosure
Cash paid for interest	$166	$472
Cash paid for taxes, net of refunds	$2,672	$517
Cash paid for amounts included in the measurement of lease liabilities	$8,102	$4,304
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$7,814	$7,908
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,509	$74,683

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

Basis of presentation and preparation

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet as of October 3, 2020 has been derived from the audited consolidated financial statements of the Company. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three months ended January 2, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020 (the “Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on November 23, 2020.

The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020 and will reoccur in the fiscal year ending October 3, 2026. The three months ended January 2, 2021 and December 28, 2019 spanned 13 weeks each. As used in this Quarterly Report on Form 10-Q, “fiscal 2021” refers to the fiscal year ending October 2, 2021 and “fiscal 2020” refers to the fiscal year ended October 3, 2020.

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

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, and it subsequently issued amendments to the initial guidance (collectively referred to as "Topic 326"), which provide a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including accounts receivable. The Company adopted this standard effective October 4, 2020, using a modified retrospective approach. Under the new standard, the allowance for credit losses is based on the Company's assessment of collectibility of accounts, including consideration of the age of invoices, each customer's expected ability to pay and collection history, customer-specific information and current economic conditions that may impact a customer's ability to pay. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard resolves the diversity in practice concerning whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification 606, Revenue from Contracts with Customers ("Topic 606"). This standard specifies when a participant is a customer in a collaboration, adds guidance for unit of account to align with Topic 606 and provides presentation guidance for collaborative arrangements. The Company adopted this standard in the first quarter of fiscal 2021. The adoption did not have a material impact on the Company's consolidated financial statements.

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

3. Fair Value Measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The carrying values of the Company’s long-term debt approximate their fair values as of January 2, 2021 and October 3, 2020 as the debt carries a variable rate or market rates that approximate those currently available to the Company.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of January 2, 2021 and October 3, 2020:

	January 2, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$391,388	$—	$—	$391,388

	October 3, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$281,380	$—	$—	$281,380

4. Revenue and Geographic Information

Disaggregation of revenue

Revenue by geographical region includes the applicable service revenue for software upgrades and cloud-based services attributable to each region and is based on ship-to address, as follows:

	Three Months Ended
	January 2, 2021	December 28, 2019
(In thousands)
Americas	$367,239	$303,194
Europe, Middle East and Africa (“EMEA”)	240,007	212,738
Asia Pacific (“APAC”)	38,338	46,151
Total revenue	$645,584	$562,083

Revenue is attributed to individual countries based on ship-to address and includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended
	January 2, 2021	December 28, 2019
(In thousands)
United States	$330,896	$277,273
Germany	58,145	58,988
Other countries	256,543	225,822
Total revenue	$645,584	$562,083

Revenue by product category includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended
	January 2, 2021	December 28, 2019
(In thousands)
Sonos speakers	$527,516	$466,677
Sonos system products	97,759	61,521
Partner products and other revenue	20,309	33,885
Total revenue	$645,584	$562,083

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

5. Balance Sheet Components

Accounts receivable, net of allowances

Accounts receivable, net of allowances, consist of the following:

	January 2, 2021	October 3, 2020
(In thousands)
Accounts receivable	$164,912	$73,757
Allowance for credit losses	(1,538)	(1,307)
Allowance for sales incentives	(49,758)	(17,515)
Accounts receivable, net of allowances	$113,616	$54,935

Inventories, net

Inventories consist of the following:

	January 2, 2021	October 3, 2020
(In thousands)
Finished goods	$79,213	$172,184
Component parts	8,981	8,646
Inventories	$88,194	$180,830

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

Intangible assets

The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Technology	$7,875	$(2,018)	$5,857	3.31
Other	39	(21)	18	0.92
Total finite-lived intangible assets	7,914	(2,039)	5,875	3.30
In-process research and development and other intangible assets not subject to amortization	20,100	—	20,100
Total intangible assets	$28,014	$(2,039)	$25,975

The following table summarizes estimated future amortization expense of the Company's intangible assets as of January 2, 2021:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2021	$1,478
2022	1,955
2023	1,253
2024	1,020
2025	169
2026 and thereafter	—
Total future amortization expense	$5,875

Accrued expenses
Accrued expenses consist of the following:

	January 2, 2021	October 3, 2020
(In thousands)
Accrued advertising and marketing	$26,681	$10,609
Accrued taxes	20,300	6,252
Accrued inventory	12,130	2,843
Accrued manufacturing, logistics and product development	17,765	9,753
Accrued general and administrative expenses	10,935	10,068
Other accrued payables	8,622	5,524
Total accrued expenses	$96,433	$45,049

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and cloud-based services.

The following table presents the changes in the Company’s deferred revenue for the three months ended January 2, 2021 and December 28, 2019:

	January 2, 2021	December 28, 2019
(In thousands)
Deferred revenue, beginning of period	$62,389	$56,449
Recognition of revenue included in beginning of period deferred revenue	(3,357)	(3,238)
Revenue deferred, net of revenue recognized on contracts in the respective period	9,809	8,435
Deferred revenue, end of period	$68,841	$61,646

The Company expects the following recognition of deferred revenue as of January 2, 2021:

	For the fiscal years ending
	2021	2022	2023	2024	2025 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$12,488	$14,772	$12,844	$10,793	$17,944	$68,841

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Other current liabilities

Other current liabilities consist of the following:

	January 2, 2021	October 3, 2020
(In thousands)
Reserve for returns	$23,723	$14,195
Short-term operating lease liabilities	10,831	10,910
Product warranty liability	6,446	3,628
Other	7,828	2,417
Total other current liabilities	$48,828	$31,150

The following table presents the changes in the Company’s warranty liability for the three months ended January 2, 2021 and December 28, 2019:

	January 2, 2021	December 28, 2019
(In thousands)
Warranty liability, beginning of period	$3,628	$3,254
Provision for warranties issued during the period	6,277	5,080
Settlements of warranty claims during the period	(3,459)	(2,633)
Warranty liability, end of period	$6,446	$5,701

6. Debt

The Company's debt obligations consist of the Secured Credit Facility with J.P. Morgan Chase Bank, N.A. (the “Credit Facility”) and the J.P. Morgan Chase Bank, N.A. Secured Term Loan (the "Term Loan").
The Company’s short- and long-term debt obligations as of January 2, 2021 and October 3, 2020 were as follows:

	January 2, 2021		October 3, 2020
(In thousands, except percentages)
Term loan (1)	2.4%	$25,000	2.4%	$25,000
Unamortized debt issuance costs (2)		(63)		(82)
Total indebtedness		24,937		24,918
Less short-term portion		(24,937)		(6,667)
Long-term debt		$—		$18,251

(1)Due in October 2021 and bears interest at a variable rate equal to an adjusted LIBOR plus 2.25%, payable quarterly. Subsequent to the first quarter of fiscal 2021, the Company repaid all of its outstanding principal balance. For more information, refer to Note 14. Subsequent Event.
(2)Debt issuance costs are recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility allows the Company to borrow up to $80.0 million, restricted to the value of the borrowing base, which is based on the value of inventory and accounts receivable and is subject to quarterly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of both January 2, 2021 and October 3, 2020, the Company did not have any outstanding borrowings and had $0.1 million and $0.5 million, respectively, in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility and the Term Loan require the Company to maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of January 2, 2021 and October 3, 2020, the Company was in compliance with all financial covenants. The Credit Facility and the Term Loan are collateralized by eligible inventory and accounts receivable of the Company, as well as the Company's intellectual property including patents and trademarks.

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

On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement of certain Sonos patents related to its smart speakers and related technology. On February 6, 2020, the ITC initiated a formal investigation into the Company’s claims. Google and Alphabet filed an initial answer in the ITC action on February 27, 2020 and an amended answer on April 3, 2020, denying infringement and alleging that the asserted patents are invalid. The ITC case is set for trial towards the end of February 2021, and we expect, based on the trial schedule as of the date of this filing, an initial determination from the administrative law judge in the ITC case on or about May 11, 2021. On March 4, 2020, the California District Court stayed the district court proceeding pending resolution of the ITC investigation. On March 11, 2020, Google filed an answer in the California District Court, denying infringement and alleging that the asserted patents are invalid. On September 28, 2020, Google filed for a declaratory judgement of non-infringement in the U.S. District Court for the Northern District of California related to five different Sonos patents. On September 29, 2020, the Company filed a lawsuit against Google in the U.S. District Court for Western District of Texas, alleging infringement of those five Sonos patents and seeking monetary damages and other non-monetary relief. On December 1, 2020, the Company filed a lawsuit against Google in the regional court of Hamburg, Germany, alleging infringement of a Sonos patent related to control of playback of media by mobile and playback devices and seeking non-monetary relief.

On June 11, 2020, Google filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, alleging infringement of five Google patents generally related to noise cancellation, digital rights management, media search and wireless relays and seeking monetary damages and other non-monetary relief. On November 2, 2020, the California District Court granted Sonos’ motion and dismissed Google’s allegation of infringement of one of such five Google patents, a patent generally related to media search, finding that the invention at issue is patent ineligible. On June 12, 2020, Google filed lawsuits in District Court Munich I against Sonos Europe B.V. and Sonos, Inc., alleging infringement of two Google patents generally related to digital rights management and search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. On August 21, 2020, Google filed a lawsuit against Sonos, Inc. in Canada, alleging infringement of one Google patent generally related to noise cancellation technology. On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in France, alleging infringement of two Google patents generally related to digital rights management and search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. In August 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in the Netherlands alleging infringement of a Google patent related to search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. In September 2020, Google filed a lawsuit against Sonos Europe B.V. in the Netherlands, alleging infringement of a Google patent related to digital rights management, and seeking monetary damages and enforcement of an injunction preventing sales of any infringing Sonos products. A range of loss, if any, associated with these matters is not probable or reasonably estimable as of January 2, 2021 and October 3, 2020.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of January 2, 2021 and October 3, 2020.

The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

On May 13, 2020, the Company was granted a temporary exclusion from the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs") for its component products. On July 23, 2020, the Company was granted a temporary exclusion from Section 301 tariffs for its core speaker products. These exclusions eliminated the tariffs on the Company's component and core speaker products imported from China until August 31, 2020 and entitled the Company to a refund for the tariffs paid since September 2019, the date the Section 301 tariffs were imposed. On August 28, 2020, the United States Trade Representative granted an extension through December 31, 2020 of the exclusion for the Company’s core products, with the Section 301 tariffs for our core products automatically reinstating on January 1, 2021. The exclusion for the Company’s component products was not extended past August 31, 2020, with the Section 301 tariffs for our component products automatically reinstating on September 1, 2020. Tariff refund claims are subject to review and approval by U.S. Customs and Border Protection. As of January 2, 2021, the Company recognized $4.5 million in refunds based upon acceptance of the Company's refund request, recognized as a reduction to cost of revenue, and the outstanding refund receivable was approximately $2.7 million which is recorded in other current assets on the condensed consolidated balance sheets. As of January 2, 2021, the remaining outstanding tariff refund the Company expects to recover was approximately $29.2 million. The Company did not record these potential refunds due to uncertainty of the timing of acceptance of approval and will be recognized as a reduction to cost of revenue if and when acceptance occurs.

8. Stockholders' Equity

Share repurchase program

On November 17, 2020, the Board of Directors authorized a common stock repurchase program of up to $50.0 million. No shares of the Company's stock were repurchased under this program during the three months ended January 2, 2021.

The Company withholds shares of common stock from certain employees in connection with the vesting of restricted stock unit awards issued to such employees to satisfy applicable tax withholding requirements. Such withheld shares are treated as common stock repurchases in our consolidated financial statements as they reduce the number of shares that would have been issued upon vesting.

9. Stock-based Compensation

2018 Equity Incentive Plan
In July 2018, the Board adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective in connection with the Company's initial public offering ("IPO"). The number of shares reserved for issuance under the 2018 Plan increase automatically on January 1 of each year beginning in 2019 and continuing through 2028 by a number of shares of common stock equal to the lesser of (x) 5% of the total outstanding shares of the Company’s common stock and common stock equivalents as of the immediately preceding December 31 (rounded to the nearest whole share) and (y) a number of shares determined by the Company's board of directors (the "Board").
Stock options
Pursuant to the 2018 Plan, the Company issues stock options to employees and directors. The fair value of the stock options is based on the Company’s closing stock price on the trading day immediately prior to the date of grant. The option price, number of shares, and grant date are determined at the discretion of the Board. For so long

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

as the option holder performs services for the Company, the options generally vest over 48 months, on a monthly or quarterly basis, with certain options subject to an initial annual cliff vest, and are exercisable for a period not to exceed ten years from the date of grant.
The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at October 3, 2020	28,422,940	$12.03	5.6	$99,053
Granted	—	—
Exercised	(6,173,671)	11.26
Forfeited	(311,443)	14.16
Outstanding at January 2, 2021	21,937,826	$12.21	5.5	$245,191
At January 2, 2021
Options exercisable	18,512,188	$11.78	5.1	$214,871
Options vested and expected to vest	21,533,731	$12.17	5.5	$241,587

As of January 2, 2021 and October 3, 2020, the Company had $13.7 million and $16.9 million, respectively, of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.4 and 1.5 years, respectively.

Restricted stock units ("RSU")
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

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Unvested at October 3, 2020	11,647,951	$10.50	$180,543
Granted	2,501,828
Vested	(901,667)
Forfeited	(251,801)
Unvested at January 2, 2021	12,996,311	$11.64	$303,984

As of January 2, 2021 and October 3, 2020, the Company had $113.4 million and $92.4 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 3.1 and 3.0 years, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Performance stock units ("PSU")
Pursuant to the 2018 Plan, the Company has issued and may issue certain PSUs that vest on the satisfaction of service and performance conditions. The Company estimates the fair value of PSUs on the grant date and recognizes compensation expense in the period it becomes probable that performance conditions will be achieved. On a quarterly basis, the Company re-evaluates the assumption of the probability that performance conditions will be satisfied and revises its estimates as appropriate as new or updated information becomes available. The summary of the Company’s unvested PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Unvested at October 3, 2020	—	$—	$—
Granted	158,521
Vested	—
Forfeited	—
Unvested at January 2, 2021	158,521	$22.81	$3,708

As of January 2, 2021, the Company had $4.2 million of unrecognized stock-based compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.9 years.

    Stock-based compensation

Total stock-based compensation expense by functional category was as follows:

	Three Months Ended
	January 2, 2021	December 28, 2019
(In thousands)
Cost of revenue	$214	$282
Research and development	6,258	5,116
Sales and marketing	3,408	3,541
General and administrative	4,964	4,265
Total stock-based compensation expense	$14,844	$13,204

10. Income Taxes

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

The Company recorded a provision for incomes taxes of $9.1 million and $1.7 million for the three months ended January 2, 2021 and December 28, 2019, respectively, related to foreign and U.S. federal and state income taxes. For the three months ended January 2. 2021 the Company's tax provision includes a discrete benefit of $10.2 million for U.S. share based compensation. For the three months ended December 28, 2019, the Company calculated its U.S. income tax provision using the discrete method as though the interim year to date period was an annual period. The application of the estimated annual effective tax rate ("AETR") method generally required by ASC 740 was impractical for the U.S. interim tax provision for the three months ended December 28, 2019 given that normal deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

For the three months ended January 2, 2021, the Company maintained a full valuation allowance on its deferred tax assets in the U.S. and the Netherlands due to its history of operating losses. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of the valuation allowance in the U.S. and the Netherlands would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S. and the Netherlands.

11. Net Income Per Share Attributable to Common Stockholders

Basic net income attributable to common stockholders per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income per share attributable to common stockholders adjusts the basic net income per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock awards, using the treasury stock method.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders:

	Three Months Ended
	January 2, 2021	December 28, 2019
(In thousands, except share and per share data)
Numerator:
Net income attributable to common stockholders - basic and diluted	$132,292	$70,775
Denominator:
Weighted-average shares of common stock—basic	115,610,523	108,984,683
Effect of potentially dilutive stock options	8,105,916	6,751,412
Effect of RSUs	6,927,708	2,679,873
Weighted-average shares of common stock—diluted	130,644,147	118,415,968
Net income per share attributable to common stockholders:
Basic	$1.14	$0.65
Diluted	$1.01	$0.60

The following potentially dilutive shares were excluded from the computation of diluted net income per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended
	January 2, 2021	December 28, 2019
Stock options to purchase common stock	17,074,467	29,628,623
Restricted stock units	5,489,890	4,278,556
Total	22,564,357	33,907,179

12. Restructuring Plan

On June 23, 2020, the Company initiated a restructuring plan as part of its efforts to reduce operating expenses and preserve liquidity due to the uncertainty and challenges stemming from the COVID-19 pandemic (the "2020 restructuring plan"). As part of the 2020 restructuring plan, the Company eliminated approximately 12% of its global headcount and closed its New York retail store and six satellite offices in order to better align resources to provide further operating flexibility and more efficiently position the business for its long-term

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

strategy. Activities under the 2020 restructuring plan were substantially completed in the first quarter of fiscal 2021.

Total pre-tax restructuring and related costs under the 2020 restructuring plan were $26.4 million, which was incurred in fiscal 2020. For the assets deemed to be impaired as part of the 2020 restructuring, the Company estimated fair value using an income-approach based on management’s forecast of future cash flows expected to be derived from the property. In the first quarter of fiscal 2021, the Company negotiated the early termination of a facility lease that was part of the 2020 restructuring and recorded a gain of $2.8 million, representing the difference between the related operating lease liability and previously accrued restructuring expenses versus the early termination payment. The gain was recognized as a credit in sales and marketing expenses on the condensed consolidated statements of operations and comprehensive income. The cash paid related to the settlement of the lease liability as part of the early termination is included within "Cash paid for amounts included in the measurement of lease liabilities" within the supplemental disclosure on the condensed consolidated statements of cash flows. The remaining restructuring and related costs incurred in the first quarter of fiscal 2021 were nominal.

Costs incurred in the three months ended January 2, 2021
(In thousands)
Employee related costs	$190
Gain on early termination of facility lease	(2,801)
Total	$(2,611)

The following table represents the restructuring and related costs recorded in the Company's condensed consolidated statements of operations and comprehensive income:

Three Months Ended
January 2, 2021
(In thousands)
Research and development	$25
Sales and marketing	(2,636)
Total	$(2,611)

The following table summarizes the Company's restructuring activities recorded in accrued expenses and accrued compensation within the condensed consolidated balance sheets:

(In thousands)	Employee Related Costs	Other Restructuring Costs	Total
Balance at October 3, 2020	$1,620	$2,971	$4,591
Restructuring charges	190	(556)	(366)
Cash paid	(1,224)	(1,928)	(3,152)
Balance at January 2, 2021	$586	$487	$1,073

These costs required the Company to make certain judgments and estimates regarding the amount and timing of the 2020 restructuring plan and related impairment charges or recoveries. The estimated liability could change subsequent to its recognition as part of the 2020 restructuring plan, requiring adjustments to the expense and liability recorded. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

13. Retirement Plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may contribute up to 100% of their annual compensation under the 401(k) plan, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $1.7 million and $1.6 million for the three months ended January 2, 2021 and December 28, 2019, respectively.

14. Subsequent Event

Subsequent to the first quarter of fiscal 2021, in January 2021, the Company repaid all of its outstanding principal balance of $24.9 million under the Term Loan that had an original maturity date of October 2021.

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

Our innovative products, seamless customer experience, and expanding global footprint have driven 15 consecutive years of sustained revenue growth since our first product launch. We generate revenue from the sale of our Sonos speaker products, including wireless speakers and home theater speakers, from our Sonos system products, which largely comprise of our component products, and from partner products and other revenue, including partnerships with IKEA and Sonance, Sonos and third-party accessories, licensing, advertising, and subscription revenue.

COVID-19 Impacts

In December 2019, the novel coronavirus (COVID-19) was reported in China and subsequently was declared a global pandemic in March 2020 by the World Health Organization. The impact of the pandemic has led to significant challenges to our global economy. Starting in March 2020, we implemented global travel restrictions and work-from-home policies for employees who have the ability to work remotely and continue to operate with these policies through the first quarter of fiscal 2021. As of the date of this report, these policies have not materially adversely affected our operations, financial reporting or internal controls.

Customer demand. As a result of the COVID-19 pandemic, beginning in fiscal 2020 and continuing into the first quarter of fiscal 2021, we saw strong performance in our direct-to-consumer sales channel, primarily driven by strong orders through our website.

Supply chain. Beginning in the second half of fiscal 2020 and continuing into the first quarter of fiscal 2021, COVID-19 had certain impacts on our supply chain. The COVID-19 pandemic has delayed our efforts to diversify our supply chain into Malaysia until the middle of 2021. In addition, the COVID-19 pandemic has had certain impacts on production in Malaysia as a result of periodic government-mandated shutdowns, travel restrictions, and reduced workforce availability. We have also continued to see industry-wide supply chain challenges that have resulted in delayed product availability. These industry-wide challenges included delays resulting from port congestion and limits on component supplies as a result of increased demand for consumer electronics products during the COVID-19 pandemic. We continue to invest in supply chain initiatives to meet increasing customer demand despite industry-wide capacity challenges as well as ongoing COVID-19 challenges in Malaysia. For additional information, refer to Part II, Item 1A. Risk factors.

Liquidity and capital resources. In response to the impacts of COVID-19, in the second quarter of fiscal 2020 we implemented a number of initiatives to maintain our liquidity and rationalize our operating expenses. In connection with these efforts, during the third quarter of fiscal 2020 on June 23, 2020, we initiated the 2020 restructuring plan to reduce operating expenses and preserve liquidity in the face of the COVID-19 pandemic, and to more efficiently position our business for our long-term strategy. As a result of these efforts we eliminated approximately 12% of our global headcount and closed our New York retail store and six satellite offices. Activities under the 2020 restructuring plan were substantially completed in our first quarter of fiscal 2021. Beginning in the second half of fiscal 2020, we saw strong performance across a number of our products and demand exceeded our expectations resulting in constrained product availability. Accordingly, beginning in our third quarter of fiscal 2020 and through the first quarter of fiscal 2021, we began reinvesting in our inventory to meet our increasing demand. We continue to maintain our liquidity and rationalize our operating expenses through certain initiatives such as travel restrictions and work-from-home policies. To the extent that disruption to the business continues, we will evaluate additional cost management initiatives, which will be dependent on the severity and duration of the COVID-19 pandemic.

We believe our existing cash and cash equivalent balances, cash flow from operations, and committed credit lines are sufficient to meet our long-term working capital and capital expenditure needs. As of January 2, 2021, we had cash and cash equivalents of $677.8 million, and an undrawn revolving credit facility of $80.0 million.

While the situation caused by COVID-19 is unprecedented and dynamic, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19, refer to Part II, Item 1A. Risk factors.

Key Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are total revenue, products sold, adjusted EBITDA and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA is net income (loss). In the three months ended January 2, 2021 and December 28, 2019, we had net income of $132.3 million and $70.8 million, respectively.

	Three Months Ended
	January 02, 2021	December 28, 2019
(In thousands, except percentages)
Total revenue	$645,584	$562,083
Products sold	2,649	2,940
Adjusted EBITDA(1)	$166,265	$93,219
Adjusted EBITDA margin(1)	25.8%	16.6%

(1)For additional information regarding adjusted EBITDA and adjusted EBITDA margin (which are non-GAAP financial measures), including reconciliations of net income, to adjusted EBITDA, see the sections titled “Adjusted EBITDA and adjusted EBITDA margin” and "Non-GAAP financial measures” below.

Products Sold

Products sold represents the number of products that are sold during a period, net of returns, and includes the sale of products in the Sonos speakers and Sonos system products categories, as well as module units sold through our partnerships with IKEA and Sonance from our Partner products and other revenue category. Products sold excludes accessories, which have not materially contributed to our revenue historically. Growth rates between products sold and revenue are not perfectly correlated because our revenue is affected by other variables, such as the mix of products sold during the period, promotional discount activity and the introduction of new products that may have higher or lower than average selling prices.

Adjusted EBITDA and Adjusted EBITDA Margin

We define adjusted EBITDA as net income adjusted to exclude the impact of stock-based compensation expense, depreciation, interest, other income (expense), taxes, and other items that we do not consider representative of our underlying operating performance.

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

The following table presents a reconciliation of net income to adjusted EBITDA:

	Three Months Ended
	January 2, 2021	December 28, 2019
(In thousands, except percentages)
Net income	$132,292	$70,775
Add (deduct):
Depreciation and amortization	7,982	9,105
Stock-based compensation expense	14,844	13,204
Interest income	(36)	(998)
Interest expense	265	453
Other income, net	(4,257)	(4,424)
Provision for income taxes	9,120	1,656
Restructuring and related expenses (Note 12)	(2,611)	—
Legal and transaction related costs (1)	8,666	3,448
Adjusted EBITDA	$166,265	$93,219
Revenue	$645,584	$562,083
Adjusted EBITDA margin	25.8%	16.6%

(1)Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google as well as legal and transaction costs associated with our acquisition activity, which we consider non-recurring expenses and do not consider representative of our underlying operating performance.

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

Channel strategy. We are focused on reaching and converting prospective customers through third-party retail stores, e-commerce retailers, custom installers of home audio systems, and our website sonos.com. We are investing in our e-commerce capabilities and in-app experience to drive direct sales. Sales through our direct-to-consumer channel, primarily through sonos.com, increased in the three months ended January 2, 2021 compared to the three months ended December 28, 2019. We believe the growth of our own e-commerce channel will continue to be important to supporting our overall growth and profitability as consumers continue the shift from physical to online sales channels. Our physical retail distribution relies on third-party retailers. While we seek to increase sales through our direct-to-consumer sales channel, we expect that our future sales will continue to be substantially dependent on our third-party retailers. We will continue to seek retail partners that can deliver differentiated in-store experiences to support customer demand for product demonstrations.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a full valuation allowance to offset our U.S. and certain foreign net deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of the valuation allowance in the U.S. and the Netherlands would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S. and in the Netherlands.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended
	January 02, 2021		December 28, 2019
(Dollars in thousands)	$	%	$	%
Revenue	$645,584	100.0%	$562,083	100.0%
Cost of revenue (1)	346,159	53.6	334,463	59.5
Gross profit	299,425	46.4	227,620	40.5
Operating expenses
Research and development (1)	52,346	8.1	52,526	9.3
Sales and marketing(1)	74,453	11.5	77,423	13.8
General and administrative (1)	35,242	5.5	30,209	5.4
Total operating expenses	162,041	25.1	160,158	28.5
Operating income	137,384	21.3	67,462	12.0
Other income (expense), net
Interest income	36	—	998	0.2
Interest expense	(265)	—	(453)	(0.1)
Other income, net	4,257	0.7	4,424	0.8
Total other income (expense), net	4,028	0.6	4,969	0.9
Income before provision for income taxes	141,412	21.9	72,431	12.9
Provision for income taxes	9,120	1.4	1,656	0.3
Net income	$132,292	20.5%	$70,775	12.6%
Adjusted EBITDA (2)	$166,265	25.8%	$93,219	16.6%
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended
	January 02, 2021		December 28, 2019
(In thousands, except percentages)	$	%	$	%
Cost of revenue	$214	—%	$282	0.1%
Research and development	6,258	1.0	5,116	0.9
Sales and marketing	3,408	0.5	3,541	0.6
General and administrative	4,964	0.8	4,265	0.8
Total stock-based compensation expense	$14,844	2.3%	$13,204	2.3%

(2) Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the sections titled “Adjusted EBITDA and adjusted EBITDA margin” and “Non-GAAP financial measures” above.

Comparison of the Three Months Ended January 2, 2021 and December 28, 2019

Revenue

Comparison of the three months ended January 2, 2021 and December 28, 2019

	Three Months Ended		Change
	January 2, 2021	December 28, 2019	$	%
(In thousands, except percentages)
Sonos speakers	$527,516	$466,677	$60,839	13.0%
Sonos system products	97,759	61,521	36,238	58.9%
Partner products and other revenue	20,309	33,885	(13,576)	(40.1)%
Total revenue	$645,584	$562,083	$83,501	14.9%

Total revenue increased 14.9% for the three months ended January 2, 2021 compared to the three months ended December 28, 2019. The growth was driven by strong overall demand for our higher-priced products, partially offset by the continuing impact of constrained product availability due to industry-wide supply chain challenges.

Sonos speakers revenue represented 81.7% of total revenue for the three months ended January 2, 2021. The category increased 13.0% compared to the three months ended December 28, 2019 led by the continued success of Arc and Move. Sonos system products represented 15.1% of total revenue for the three months ended January 2, 2021 and increased 58.9% compared to the three months ended December 28, 2019. The increase was driven by the continued success of Sonos AMP and Port. Partner products and other revenue represented 3.1% of total revenue for the three months ended January 2, 2021 and decreased by 40.1% compared to the three months ended December 28, 2019. This decline was driven by IKEA as the retailer slowed ordering modules given lighter foot traffic in stores and modified retail experience due to COVID-19 and as a result of cyclical product launches in this business model.

Revenue for the three months ended January 2, 2021 compared to the three months ended December 28, 2019 increased 21.1% in the Americas, increased 12.8% in EMEA, and decreased 16.9% in APAC due to the recognition of IKEA-related revenue in that region which declined compared to the three months ended December 28, 2019.

In constant currency U.S. dollars, total revenue increased by 11.6% for the three months ended January 2, 2021 compared to the three months ended December 28, 2019. We calculate constant currency growth percentages by translating our prior-period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

	Three Months Ended
	January 2, 2021	December 28, 2019	Change
(products sold units in thousands)
Total products sold	2,649	2,940	(291)	(9.9)%

The volume of products sold decreased for the three months ended January 2, 2021 compared to the three months ended December 28, 2019 driven by a decrease in the partner products and other revenue category, due to the decline in sales by IKEA. The volume of products decreased while revenue increased primarily due to product mix as there was a shift to higher-priced products for the three months ended January 2, 2021 compared to the three months ended December 28, 2019.

Cost of Revenue and Gross Profit

Comparison of the three months ended January 2, 2021 and December 28, 2019

	Three Months Ended		Change
	January 2, 2021	December 28, 2019	$	%
(In thousands, except percentages)
Cost of revenue	$346,159	$334,463	$11,696	3.5%
Gross profit	$299,425	$227,620	$71,805	31.5%
Gross margin	46.4%	40.5%

The increase in cost of revenue for the three months ended January 2, 2021 compared to the three months ended December 28, 2019 is driven by the increase in revenue, as well as expedited air freight shipping and an overall increase in shipping costs incurred as related to industry-wide supply chain dynamics, partially offset by a reduction in tariff expenses resulting from our exemption from tariffs during the quarter, recognition of $4.5 million in refunds from tariffs paid in prior periods, as well as product and material cost savings associated with successful cost negotiations.

Gross margin increased 590 basis points for the three months ended January 2, 2021 compared to the three months ended December 28, 2019. The increase was primarily due to a reduction in tariff expenses resulting from our exemption from tariffs during the quarter and our recognition of $4.5 million in refunds from tariffs paid in prior periods. Excluding the net effects of tariffs in both periods, gross margin would have been 45.9%, an increase of 190 basis points, for the three months ended January 2, 2021 compared to the three months ended December 28, 2019. This improvement was driven by a shift into higher margin products and channels, as well as product and material cost savings associated with successful cost negotiations. The increase was partially offset by increased shipping costs incurred related to broader industry-wide supply chain dynamics. We calculate gross margin excluding the effects of tariffs by removing the net impact of tariffs imposed on goods imported from China to the U.S. from gross profit divided by total revenue.

Research and Development

Comparison of the three months ended January 2, 2021 and December 28, 2019

	Three Months Ended		Change
	January 2, 2021	December 28, 2019	$	%
(In thousands, except percentages)
Research and development	$52,346	$52,526	$(180)	(0.3)%
Percentage of revenue	8.1%	9.3%

Research and development expenses decreased $0.2 million, or 0.3%, for the three months ended January 2, 2021 compared to the three months ended December 28, 2019. This decrease was led by a decrease in product development expenses related to the costs of diversifying our manufacturing into Malaysia in the prior year, partially offset by higher personnel-related expenses due to higher bonus and stock-based compensation.

Sales and Marketing

Comparison of the three months ended January 2, 2021 and December 28, 2019

	Three Months Ended		Change
	January 2, 2021	December 28, 2019	$	%
(In thousands, except percentages)
Sales and marketing	$74,453	$77,423	$(2,970)	(3.8)%
Percentage of revenue	11.5%	13.8%

Sales and marketing expenses decreased $3.0 million, or 3.8%, for the three months ended January 2, 2021 compared to the three months ended December 28, 2019. This decrease was primarily due to cost savings associated with the 2020 restructuring plan of $6.3 million. This decrease was partially offset by a $3.6 million increase in marketing expenses.

General and Administrative

Comparison of the three months ended January 2, 2021 and December 28, 2019

	Three Months Ended		Change
	January 2, 2021	December 28, 2019	$	%
(In thousands, except percentages)
General and administrative	$35,242	$30,209	$5,033	16.7%
Percentage of revenue	5.5%	5.4%

General and administrative expenses increased $5.0 million, or 16.7%, for the three months ended January 2, 2021 compared to the three months ended December 28, 2019 primarily due to an increase of $8.7 million in legal fees paid in connection with our IP litigation, partially offset by various other general and administrative costs such as savings associated with global travel restrictions and work-from-home policies due to COVID-19.

Interest Income, Interest Expense and Other Income, Net

Comparison of the three months ended January 2, 2021 and December 28, 2019

	Three Months Ended		Change
	January 2, 2021	December 28, 2019	$	%
(In thousands, except percentages)
Interest income	$36	$998	$(962)	(96.4)%
Interest expense	$(265)	$(453)	$188	(41.5)%
Other income, net	$4,257	$4,424	$(167)	(3.8)%

Interest income for the three months ended January 2, 2021 compared to the three months ended December 28, 2019 decreased due to lower yields in our cash and cash equivalents. Interest expense for the three months ended January 2, 2021 compared to the three months ended December 28, 2019 decreased primarily due to a lower principal balance. The decrease in other income, net for the three months ended January 2, 2021 compared to the three months ended December 28, 2019 was due to foreign currency exchange losses.

Provision for Income Taxes

Comparison of the three months ended January 2, 2021 and December 28, 2019

	Three Months Ended		Change
	January 2, 2021	December 28, 2019	$	%
(In thousands, except percentages)
Provision for income taxes	$9,120	$1,656	$7,464	*
* not meaningful

The provision for income taxes increased from $1.7 million for the three months ended December 28, 2019 to $9.1 million for the three months ended January 2, 2021.

For the three months ended January 2, 2021, we recorded a provision for incomes taxes of $3.5 million for certain profitable foreign entities and $15.8 million for U.S. federal and state income for a total provision of $19.3 million before discrete items. This was offset by a discrete income tax benefit of $10.2 million resulting from U.S. share-based compensation.

For the three-months ended December 28, 2019, we recorded a provision for income taxes of $0.5 million for certain profitable foreign entities and $1.8 million for U.S. state income tax for a total provision of $2.3 million before discrete items. This was offset by a discrete income tax benefit of approximately $0.6 million as a result of a favorable release of uncertain tax positions in the U.S. coinciding with the issuance of the Base Erosion and Anti-Abuse Tax Regulations.

Liquidity and Capital Resources

Our operations are financed primarily through cash flows from operating activities, net proceeds from the sale of our equity securities and borrowings under our Term Loan and Credit Facility. As of January 2, 2021, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $677.8 million, including $148.3 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of January 2, 2021, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

In response to the impacts of COVID-19, in the second quarter of fiscal 2020 we implemented a number of initiatives to maintain our liquidity and rationalize our operating expenses. In connection with these efforts, during the third quarter of fiscal 2020 on June 23, 2020, we initiated the 2020 restructuring plan to reduce operating expenses and preserve liquidity in the face of the COVID-19 pandemic, and to more efficiently position our business for our long-term strategy. As a result of these efforts we eliminated approximately 12% of our global headcount and closed our New York retail store and six satellite offices. Activities under the 2020 restructuring plan were substantially completed in our first quarter of fiscal 2021. Beginning in the second half of fiscal 2020, we saw strong performance across a number of our products and demand exceeded our expectations resulting in constrained product availability. Accordingly, beginning in our third quarter of fiscal 2020 and through the first quarter of fiscal 2021, we began reinvesting in our inventory to meet our increasing demand. We continue to maintain our liquidity and rationalize our operating expenses through certain initiatives such as travel restrictions and work-from-home policies. To the extent that disruption to the business continues, we will evaluate additional cost management initiatives, which will be dependent on the severity and duration of the COVID-19 pandemic.

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

Debt Obligations

Our debt obligations consist of the Credit Facility, the Term Loan and debt acquired in our acquisition of Snips. Our short- and long-term debt obligations as of January 2, 2021 and October 3, 2020 were as follows:

	As of
	January 2, 2021		October 3, 2020
(In thousands, except percentages)
Term Loan (1)	2.4%	$25,000	2.4%	$25,000
Unamortized debt issuance costs (2)		(63)		(82)
Total indebtedness		24,937		24,918
Less short-term portion		(24,937)		(6,667)
Long-term debt		$—		$18,251

(1)Due in October 2021, bears interest at a variable rate equal to an adjusted LIBOR plus 2.25%, payable quarterly.
(2)Debt issuance costs are recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility allows us to borrow up to $80.0 million restricted to the value of the borrowing base which is based on the value of our inventory and accounts receivable and is subject to quarterly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of both January 2, 2021 and October 3, 2020, we did not have any outstanding borrowings and had $0.1 million and $0.5 million, respectively, in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility and the Term Loan require that we maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of January 2, 2021 and October 3, 2020, we were in compliance with all financial covenants. The Credit Facility and the Term Loan are collateralized by eligible inventory and accounts receivable, as well as our intellectual property including patents and trademarks.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	January 2, 2021	December 28, 2019
(In thousands)
Net cash provided by (used in):
Operating activities	$214,513	$118,840
Investing activities	(11,333)	(51,536)
Financing activities	64,387	1,224
Effect of exchange rate changes	3,174	1,254
Net increase in cash, cash equivalents and restricted cash	$270,741	$69,782

Cash flows from operating activities

Net cash provided by operating activities of $214.5 million for the three months ended January 2, 2021 consisted of net income of $132.3 million, non-cash adjustments of $20.2 million and a net increase in cash related to changes in operating assets and liabilities of $62.1 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $14.8 million, depreciation and amortization of $8.0 million, partially offset by foreign currency transaction gain and other non-cash adjustments. The net increase in cash related to operating assets and liabilities was primarily due to a decrease in inventory of $93.5 million due to the continuing impact of constrained product availability due to industry-wide supply chain challenges; accounts payable and accrued expenses increased $33.3 million primarily due to an increase in accrued marketing expenses, partially offset by decrease in accounts payable due to decrease in inventory; an increase in other liabilities of $9.1 million; and an increase in deferred revenue of $5.6 million. The increase in operating assets and liabilities was partially offset by an increase in accounts receivable of $56.7 million due to seasonality; a decrease in accrued compensation of $15.5 million primarily due to the payment of bonuses in the first quarter of fiscal 2021; as well as an increase in other assets of $7.3 million.

Cash flows from investing activities

Cash used in investing activities for the three months ended January 2, 2021 of $11.3 million was due to payments for property, equipment, intangible and other assets. These payments were primarily comprised of manufacturing-related tooling and test equipment to support the launch of new products, acquired intellectual property, as well as other assets.

Cash flows from financing activities

Cash provided by financing activities for the three months ended January 2, 2021 of $64.4 million was due to proceeds from the exercise of stock options of $69.5 million, offset by payments for repurchases of common stock related to shares withheld for taxes associated with vesting of RSUs of $5.1 million.

Commitments and Contingencies

At January 2, 2021, we had $54.0 million in non-cancelable purchase commitments for inventory that we expect to purchase in the remainder of fiscal 2021.

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

For the three months ended January 2, 2021 and December 28, 2019, we recognized a gain from foreign currency of $4.3 million and $4.4 million, respectively. Based on transactions denominated in currencies other than respective functional currencies as of January 2, 2021, a hypothetical adverse change of 10% would have resulted in an adverse impact on Income before provision for income taxes of approximately $9.0 million for the three months ended January 2, 2021.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of January 2, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control

There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended January 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Economic, Industry and Strategic Risk

Our business has been and is expected to continue to be materially and adversely affected by the ongoing COVID-19 pandemic.

To date, COVID-19 and related preventative and mitigation measures have negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. Our business and operating results in fiscal 2020 and the first quarter of fiscal 2021 were affected as a result of, among other things, challenges we and our retail partners faced and continue to face in anticipating the global demand for our products given uncertainties caused by the COVID-19 pandemic, as well as the temporary closure of some of the retail stores in our end-markets. Although retail stores began to reopen in the third quarter of fiscal 2020 in some of our end-markets, many remain subject to operational restrictions which may impact customer purchasing behavior and, in the event of a COVID-19 resurgence in such end-markets, some such stores have and others may in the future close again.

The COVID-19 pandemic has also had certain impacts on our supply chain. The COVID-19 pandemic has delayed our efforts to diversify our supply chain into Malaysia until the middle of 2021. In addition, the COVID-19 pandemic has had certain impacts on production in Malaysia as a result of periodic government-mandated shutdowns, travel restrictions, and reduced workforce availability. We have also continued to see industry-wide supply chain challenges that have resulted in delayed product availability. These industry-wide challenges included delays resulting from port congestion and limits on component supplies as a result of increased demand for consumer electronics products during the COVID-19 pandemic. These impacts on our supply chain have adversely impacted, and may continue to adversely impact, our ability to meet our product demand, result in additional costs, result in customer dissatisfaction in the event of continued inventory shortages or may otherwise adversely impact our business and results of operations.

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

We must forecast production and inventory needs in advance with our suppliers and manufacturers; our ability to do so accurately could be affected by many factors, including changes in customer demand, new product introductions, sales promotions, channel inventory levels, uncertainty related to the duration and impact of COVID-19, and general economic conditions. If demand does not meet our forecast, excess product inventory could force us to write-down or write-off inventory or to sell the excess inventory at discounted prices, which could cause our gross margin to suffer and impair the strength of our brand. In addition, excess inventory may result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. If demand exceeds our forecast, as it did in the third and fourth quarters of fiscal year 2020 and the first quarter of fiscal 2021, and we do not have sufficient inventory to meet this demand, we may experience decreased revenue or customer dissatisfaction as a result of any continued inventory shortages or we may have to rapidly increase production which may result in reduced manufacturing quality and customer satisfaction as well as higher supply and manufacturing costs that would lower our gross margin. Any of these scenarios could adversely impact our operating results and financial condition.

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

Several of our existing products compete, and products that we may offer in the future could compete, with the product offerings of some of our significant channel and distribution partners who have greater financial and technical resources than we do. To the extent products offered by our partners compete with our products, they may choose to market and promote their own products over ours or could end our partnerships and cease selling or promoting our products entirely. Any reduction in our ability to place and promote our products, or increased competition for available shelf or website placement, especially during peak retail periods, such as the holiday shopping season, would require us to increase our marketing expenditures and to seek other distribution channels to promote our products. If we are unable to effectively sell our products due to conflicts with our distribution partners or the inability to find alternative distribution channels, our business would be harmed.

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

We depend on a limited number of contract manufacturers to manufacture our products, with our key manufacturer, Inventec Appliances Corporation (“Inventec”), manufacturing a majority of our products. We have also historically manufactured our products in China and in early fiscal 2020 began to diversify our supply chain through the addition of contract manufacturing in Malaysia. Our reliance on a limited number of contract manufacturers increases the risk that, in the event that any or all of such manufacturers experience an interruption in their operations, fail to perform their obligation in a timely manner or terminate agreements with us, we would not be able to maintain our production capacity without incurring material additional costs and substantial delays or we may be fully prevented from selling our products. Any material disruption in our relationship with our manufacturers would harm our ability to compete effectively and satisfy demand for our products and could adversely impact our revenue, gross margin and operating results.

In addition, there is no guarantee that our efforts to diversify manufacturers will be successful. Identifying and onboarding a new manufacturer takes a significant amount of time and resources. If we do not successfully coordinate the timely manufacturing and distribution of our products by such manufacturers, if such manufacturers are unable to successfully and timely process our orders or if we do not receive timely and accurate information from such manufacturers, we may have an insufficient supply of products to meet customer demand, we may lose sales, we may experience a build-up in inventory, we may incur additional costs, and our financial performance and reporting may be adversely affected. By adding manufacturers in other countries, we may experience increased transportation costs, fuel costs, labor unrest, impact of natural disasters and other adverse effects on our ability, timing and cost of delivering products, which may increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our operating results and financial condition. In addition, any partial or full government-mandated shutdown resulting from COVID-19 has delayed and may further delay our efforts to diversify our supply chain or may cause supply chain disruptions notwithstanding any supply chain diversification efforts.

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

We also use a small number of logistics providers for substantially all our product delivery to both distributors and retailers. If one of these providers were to experience financial difficulties or disruptions in its business, or be subject to closures or other disruptions as a result of COVID-19, our own operations could be adversely affected. Because substantially all of our products are distributed from and into a small number of locations and by a small number of companies, we are susceptible to both isolated and system-wide interruptions caused by events out of our control, including COVID-19 shutdowns. Any disruption to the operations of our distribution facilities could delay product delivery, harm our reputation among our customers and adversely affect our operating results and financial condition.

During the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021, we saw certain constraints on the ability of our component suppliers and logistics providers to timely meet commitments in an environment of increased demand for consumer electronics products during the COVID-19 pandemic, including limits on component supplies and port congestion, which has, and may continue to, adversely impact our ability to meet our product demand, result in additional costs, or may otherwise adversely impact our business and results of operations.

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

We are dependent on our channel partners for a vast majority of our product sales. Best Buy, one of our key channel partners, accounted for 12% of our revenue in fiscal 2020. We compete with other consumer products for placement and promotion of our products in the stores of our channel partners, including in some cases products of our channel partners. Our contracts with our channel partners allow them to exercise significant discretion in the placement and promotion of our products, and such contracts do not contain any long-term volume commitments. If one or several of our channel partners do not effectively market and sell our products, discontinue or reduce the inventory of our products, increase the promotions of or choose to promote competing products over ours, the volume of our products sold to customers could decrease, and our business and results of operations would therefore be significantly harmed. As a result of the COVID-19 pandemic, many of our key channel partners have temporarily closed or reduced operations in their retail stores during fiscal 2020 and the first quarter of fiscal 2021 and may continue to do so in the future, which has had, and may continue to have, a material effect on our business and results of operations.

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

We generally provide a one-year warranty on all our products, except in the European Union ("EU") and select other countries where we provide a two-year warranty on all our products. The occurrence of any material defects in our products could expose us to liability for warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, our failure to comply with past, present and future laws regulating extended warranties and accidental damage coverage could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

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

To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally, we will need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. In particular, beginning in fiscal 2020 and through our first quarter of fiscal 2021, we are undergoing activities to replace our legacy enterprise resource management system in order to accommodate our expanding operations. We cannot be certain that we will institute, in a timely or efficient manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Delays or problems associated with any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation and result in errors in our financial and other reporting, any of which could harm our business and operating results.

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

Further, in the past, internet service providers (“ISPs”) have attempted to implement usage-based pricing, bandwidth caps and traffic shaping or throttling. To the extent network operators create tiers of internet access service and charge our customers in direct relation to their consumption of audio content, our ability to attract and retain customers could be impaired, which would harm our business. Net neutrality rules, which were designed to ensure that all online content is treated the same by ISPs and other companies that provide broadband services, were repealed by the Federal Communications Commission ("FCC") effective June 2018. Although the FCC has preempted state jurisdiction on net neutrality, some states have taken executive action directed at reinstating aspects of the FCC’s 2015 order. Further, while many countries, including across the EU, have implemented net neutrality rules, in others, the laws may be nascent or non-existent. The absence or repeal of the net neutrality rules could force us to incur greater operating expenses, cause our streaming partners to seek to shift costs to us or result in a decrease in the streaming-based usage of our platform by our customers, any of which would harm our results of operations. In addition, given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

The U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, including under the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"), which Section 301 tariffs have increased our cost of revenue and adversely impacted our results of operations. The Section 301 tariffs were imposed on our products effective September 2019 and were imposed at a rate of 15% which was reduced to a rate of 7.5% effective February 2020 as part of a “Phase One” agreement between the U.S. and China on trade matters. On May 13, 2020, we were granted a temporary exclusion from the Section 301 tariffs for our components products and, on July 23, 2020, we were granted a temporary exclusion from the Section 301 tariffs for our core speaker products. These exclusions eliminated the Section 301 tariffs on our core speaker and component products until August 31, 2020 and entitled us to an estimated refund of approximately $30 million in Section 301 tariffs we have paid since September 2019. On August 28, 2020, the U.S. Trade Representative granted an extension through December 31, 2020 of the exclusion for our core products. The exclusion for our component products was not extended past August 31, 2020, with the Section 301 tariffs for our component products automatically reinstating on September 1, 2020. The exclusion for our core products was not extended past December 31, 2020, with the Section 301 tariffs for our core products automatically reinstating on January 1, 2021.

In the event that future tariffs are imposed on imports of our products, we do not successfully obtain the refund to which we are currently entitled, we are not successful in any future exemption extension requests, the amounts of existing tariffs are increased, we experience prolonged COVID-19 shutdowns in Malaysia, our supply chain diversification efforts are further delayed or China or other countries take retaliatory trade measures in response to existing or future tariffs, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. In response to the Section 301 tariffs (among other factors), in early fiscal 2020 we began to diversify our supply chain through the addition of contract manufacturing in Malaysia. In response to future new tariffs, we may further shift production outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating new supply chains, identifying substitute components and establishing new manufacturing locations.

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

The stock price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $6.97 to $25.26 through January 2, 2021. The stock price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

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

Further, Section 203 of the DGCL may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

    Recent Sales of Unregistered Securities

None.

    Issuer Purchases of Equity Securities

On November 17, 2020, the Board of Directors authorized a common stock repurchase program of up to $50.0 million. No shares of the Company's stock were repurchased under this program during the three months ended January 2, 2021. See Note 8. Stockholders’ Equity for further information.

Item 6. Exhibit Index

Exhibit number	Exhibit title	Incorporated by reference				Filed or furnished herewith
		Form	File no.	Exhibit	Filing date
10.1	Form of Performance Share Award Agreement under 2018 Equity Incentive Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 2, 2021, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income, (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags
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

Sonos, Inc.

Date: February 10, 2021	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 10, 2021	By:	/s/ Brittany Bagley
Brittany Bagley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)