Form 10-Q
period 2021-04-03
Sonos Inc
filed 2021-05-13
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of May 1, 2021, the registrant had 124,597,844 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)
	As of
	April 3, 2021	October 3, 2020
Assets
Current assets:
Cash and cash equivalents	$638,927	$407,100
Restricted cash	192	191
Accounts receivable, net of allowances	69,690	54,935
Inventories	139,581	180,830
Prepaids and other current assets	31,763	17,321
Total current assets	880,153	660,377
Property and equipment, net	65,509	60,784
Operating lease right-of-use assets	39,061	42,342
Goodwill	15,545	15,545
Intangible assets, net	25,434	26,394
Deferred tax assets	1,984	1,800
Other noncurrent assets	20,600	8,809
Total assets	$1,048,286	$816,051

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$203,585	$250,328
Accrued expenses	61,659	45,049
Accrued compensation	46,665	44,517
Short-term debt	—	6,667
Deferred revenue, current	18,392	15,304
Other current liabilities	40,770	31,150
Total current liabilities	371,071	393,015
Operating lease liabilities, noncurrent	39,361	50,360
Long-term debt	—	18,251
Deferred revenue, noncurrent	52,497	47,085
Deferred tax liabilities	2,394	2,434
Other noncurrent liabilities	3,695	7,067
Total liabilities	469,018	518,212

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	126	114
Treasury stock	(26,023)	(20,886)
Additional paid-in capital	684,988	548,993
Accumulated deficit	(78,979)	(228,492)
Accumulated other comprehensive loss	(844)	(1,890)
Total stockholders’ equity	579,268	297,839
Total liabilities and stockholders’ equity	$1,048,286	$816,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Revenue	$332,949	$175,098	$978,532	$737,181
Cost of revenue	167,173	102,089	513,331	436,552
Gross profit	165,776	73,009	465,201	300,629
Operating expenses
Research and development	56,370	49,593	108,717	102,120
Sales and marketing	57,205	50,504	131,658	127,928
General and administrative	39,806	26,119	75,047	56,327
Total operating expenses	153,381	126,216	315,422	286,375
Operating income (loss)	12,395	(53,207)	149,779	14,254
Other income (expense), net
Interest income	44	874	80	1,873
Interest expense	(182)	(374)	(448)	(827)
Other income (expense), net	(1,578)	(1,423)	2,680	3,001
Total other income (expense), net	(1,716)	(923)	2,312	4,047
Income (loss) before provision for (benefit from) income taxes	10,679	(54,130)	152,091	18,301
Provision for (benefit from) income taxes	(6,542)	(1,810)	2,578	(153)
Net income (loss)	$17,221	$(52,320)	$149,513	$18,454

Net income (loss) attributable to common stockholders:
Basic	$17,221	$(52,320)	$149,513	$18,454
Diluted	$17,221	$(52,320)	$149,513	$18,454

Net income (loss) per share attributable to common stockholders:
Basic	$0.14	$(0.48)	$1.26	$0.17
Diluted	$0.12	$(0.48)	$1.09	$0.16

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	121,880,615	109,515,049	118,745,569	109,249,866
Diluted	143,055,546	109,515,049	136,849,846	117,819,569

Total comprehensive income (loss)
Net income (loss)	$17,221	$(52,320)	$149,513	$18,454
Change in foreign currency translation adjustment	199	(431)	1,046	(950)
Comprehensive income (loss)	$17,420	$(52,751)	$150,559	$17,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at October 3, 2020	113,915,233	$114	$548,993	(1,571,138)	$(20,886)	$(228,492)	$(1,890)	$297,839
Issuance of common stock pursuant to equity incentive plans	7,075,338	7	69,498	—	—	—	—	69,505
Repurchase of common stock related to shares withheld for tax in connection with vesting of restricted stock unit awards ("RSUs")	—	—	—	(307,980)	(5,118)	—	—	(5,118)
Stock-based compensation expense	—	—	14,844	—	—	—	—	14,844
Net income	—	—	—	—	—	132,292	—	132,292
Change in foreign currency translation adjustment	—	—	—	—	—	—	847	847
Balance at January 2, 2021	120,990,571	$121	$633,335	(1,879,118)	$(26,004)	$(96,200)	$(1,043)	$510,209
Issuance of common stock pursuant to equity incentive plans	5,743,359	6	49,655	—	—	—	—	$49,661
Retirement of treasury stock	(1,017,308)	(1)	(14,365)	1,017,308	14,366	—	—	—
Repurchase of common stock	—	—	—	(19,547)	(682)	—	—	(682)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(387,206)	(13,703)	—	—	(13,703)
Stock-based compensation expense	—	—	16,363	—	—	—	—	16,363
Net income	—	—	—	—	—	17,221	—	17,221
Change in foreign currency translation adjustment	—	—	—	—	—	—	199	199
Balance at April 3, 2021	125,716,622	$126	$684,988	(1,268,563)	$(26,023)	$(78,979)	$(844)	$579,268

Balance at September 28, 2019	109,623,417	$110	$502,757	(1,020,775)	$(13,498)	$(208,377)	$(64)	$280,928
Issuance of common stock pursuant to equity incentive plans	1,561,696	1	7,968	—	—	—	—	7,969
Repurchase of common stock	—	—	—	(227,241)	(2,926)	—	—	(2,926)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(144,908)	(2,152)	—	—	(2,152)
Stock-based compensation expense	—	—	13,204	—	—	—	—	13,204
Net income	—	—	—	—	—	70,775	—	70,775
Change in foreign currency translation adjustment	—	—	—	—	—	—	(519)	(519)
Balance at December 28, 2019	111,185,113	$111	$523,929	(1,392,924)	$(18,576)	$(137,602)	$(583)	$367,279
Issuance of common stock pursuant to equity incentive plans	1,548,614	2	4,614	—	—	—	—	4,616
Repurchase of common stock	—	—	—	(2,309,604)	(30,290)	—	—	(30,290)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(182,124)	(2,444)	—	—	(2,444)
Stock-based compensation expense	—	—	13,394	—	—	—	—	13,394
Net loss	—	—	—	—	—	(52,320)	—	(52,320)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(431)	(431)
Balance at March 28, 2020	112,733,727	$113	$541,937	(3,884,652)	$(51,310)	$(189,922)	$(1,014)	$299,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities
Net income	$149,513	$18,454
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,725	18,831
Stock-based compensation expense	31,207	26,598
Other	344	2,989
Deferred income taxes	(146)	74
Foreign currency transaction gain	(1,047)	(420)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,260)	63,344
Inventories	39,631	106,245
Other assets	(21,982)	(9,690)
Accounts payable and accrued expenses	(36,485)	(191,070)
Accrued compensation	2,087	(14,443)
Deferred revenue	8,374	3,729
Other liabilities	992	10,727
Net cash provided by operating activities	175,953	35,368
Cash flows from investing activities
Purchases of property and equipment, intangible and other assets	(19,927)	(25,800)
Cash paid for acquisition, net of acquired cash	—	(36,289)
Net cash used in investing activities	(19,927)	(62,089)
Cash flows from financing activities
Repayments of borrowings	(25,000)	(3,333)
Payments for repurchase of common stock	(682)	(33,216)
Proceeds from exercise of common stock options	119,166	12,585
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of restricted stock units	(18,821)	(4,596)
Net cash provided by (used in) financing activities	74,663	(28,560)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,139	(107)
Net increase (decrease) in cash, cash equivalents and restricted cash	231,828	(55,388)
Cash, cash equivalents and restricted cash
Beginning of period	407,291	338,820
End of period	$639,119	$283,432
Supplemental disclosure
Cash paid for interest	$357	$851
Cash paid for taxes, net of refunds	$3,255	$1,025
Cash paid for amounts included in the measurement of lease liabilities	$11,683	$7,346
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$8,910	$3,270
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,622	$75,642

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual financial statements. They should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020 (the “Annual Report”), filed with the SEC on November 23, 2020.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three and six months ended April 3, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020 and will reoccur in the fiscal year ending October 3, 2026. The six months ended April 3, 2021 and March 28, 2020 spanned 26 weeks each. As used in this Quarterly Report on Form 10-Q, “fiscal 2021” refers to the fiscal year ending October 2, 2021 and “fiscal 2020” refers to the fiscal year ended October 3, 2020.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of April 3, 2021 and October 3, 2020:

	April 3, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$472,425	$—	$—	$472,425

	October 3, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$281,380	$—	$—	$281,380

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

4. Revenue and Geographic Information

Disaggregation of revenue

Revenue by geographical region also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region and is based on ship-to address, as follows:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
(In thousands)
Americas	$193,938	$101,964	$561,177	$405,158
Europe, Middle East and Africa (“EMEA”)	114,306	57,252	354,313	269,990
Asia Pacific (“APAC”)	24,705	15,882	63,042	62,033
Total revenue	$332,949	$175,098	$978,532	$737,181

Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
(In thousands)
United States	$178,019	$94,755	$508,915	$372,028
Other countries	154,930	80,343	469,617	365,153
Total revenue	$332,949	$175,098	$978,532	$737,181

Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
(In thousands)
Sonos speakers	$267,534	$116,367	$795,050	$583,044
Sonos system products	52,062	47,202	149,820	108,723
Partner products and other revenue	13,353	11,529	33,662	45,414
Total revenue	$332,949	$175,098	$978,532	$737,181

5. Balance Sheet Components

Accounts receivable, net of allowances

Accounts receivable, net of allowances, consist of the following:

	April 3, 2021	October 3, 2020
(In thousands)
Accounts receivable	$91,737	$73,757
Allowance for credit losses	(1,435)	(1,307)
Allowance for sales incentives	(20,612)	(17,515)
Accounts receivable, net of allowances	$69,690	$54,935

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Inventories

Inventories consist of the following:

	April 3, 2021	October 3, 2020
(In thousands)
Finished goods	$131,541	$172,184
Component parts	8,040	8,646
Inventories	$139,581	$180,830

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

Intangible assets

The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	April 3, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Technology	$7,789	$(2,468)	$5,321	3.10
Other	39	(26)	13	0.67
Total finite-lived intangible assets	7,828	(2,494)	5,334	3.09
In-process research and development and other intangible assets not subject to amortization	20,100	—	20,100
Total intangible assets	$27,928	$(2,494)	$25,434

The following table summarizes estimated future amortization expense of the Company's intangible assets as of April 3, 2021:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2021	$971
2022	1,927
2023	1,246
2024	1,020
2025	170
2026 and thereafter	—
Total future amortization expense	$5,334

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Accrued expenses
Accrued expenses consist of the following:

	April 3, 2021	October 3, 2020
(In thousands)
Accrued advertising and marketing	$9,999	$10,609
Accrued taxes	9,294	6,252
Accrued inventory	7,864	2,843
Accrued manufacturing, logistics and product development	12,366	9,753
Accrued general and administrative expenses	16,555	10,068
Other accrued payables	5,581	5,524
Total accrued expenses	$61,659	$45,049

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and cloud-based services.

The following table presents the changes in the Company’s deferred revenue for the six months ended April 3, 2021 and March 28, 2020:

	April 3, 2021	March 28, 2020
(In thousands)
Deferred revenue, beginning of period	$62,389	$56,449
Recognition of revenue included in beginning of period deferred revenue	(7,883)	(6,904)
Revenue deferred, net of revenue recognized on contracts in the respective period	16,383	10,798
Deferred revenue, end of period	$70,889	$60,343

The Company expects the following recognition of deferred revenue as of April 3, 2021:

	For the fiscal years ending
	2021	2022	2023	2024	2025 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$10,473	$15,360	$13,432	$11,382	$20,242	$70,889

Other current liabilities

Other current liabilities consist of the following:

	April 3, 2021	October 3, 2020
(In thousands)
Reserve for returns	$20,572	$14,195
Short-term operating lease liabilities	10,718	10,910
Product warranty liability	4,856	3,628
Other	4,624	2,417
Total other current liabilities	$40,770	$31,150

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following table presents the changes in the Company’s warranty liability for the six months ended April 3, 2021 and March 28, 2020:

	April 3, 2021	March 28, 2020
(In thousands)
Warranty liability, beginning of period	$3,628	$3,254
Provision for warranties issued during the period	8,844	7,098
Settlements of warranty claims during the period	(7,616)	(6,608)
Warranty liability, end of period	$4,856	$3,744

6. Debt

The Company's debt obligation consists of the Secured Credit Facility with J.P. Morgan Chase Bank, N.A. (the “Credit Facility”). In January 2021, the Company repaid all of its outstanding principal balance of $24.9 million under the J.P. Morgan Chase Bank, N.A. Secured Term Loan (the "Term Loan") which had an original maturity date of October 2021. As of April 3, 2021, the Company did not have any remaining short- or long-term debt obligations, and as of October 3, 2020 the Company’s short- and long-term debt obligations were as follows:

	October 3, 2020
	Rate	Balance
(In thousands, except percentages)
Term loan (1)	2.4%	$25,000
Unamortized debt issuance costs (2)		(82)
Total indebtedness		24,918
Less short-term portion		(6,667)
Long-term debt		$18,251

(1)Original maturity date of October 2021 and bore interest at a variable rate equal to an adjusted LIBOR plus 2.25%, payable quarterly.
(2)Debt issuance costs were recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility allows the Company to borrow up to $80.0 million, restricted to the value of the borrowing base, which is based on the value of inventory and accounts receivable and is subject to quarterly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of both April 3, 2021 and October 3, 2020, the Company did not have any outstanding borrowings and had $2.9 million and $0.5 million, respectively, in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility require the Company to maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of April 3, 2021 and October 3, 2020, the Company was in compliance with all financial covenants. The Credit Facility is collateralized by eligible inventory and accounts receivable of the Company, as well as the Company's intellectual property including patents and trademarks.

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

On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement of certain Sonos patents related to its smart speakers and related technology. On February 6, 2020, the ITC initiated a formal investigation into the Company’s claims. Google and Alphabet filed an initial answer in the ITC action on February 27, 2020 and an amended answer on April 3, 2020, denying infringement and alleging that the asserted patents are invalid. The ITC case went to trial at the end of February 2021, and we expect an initial determination from the administrative law judge in the ITC case on or about August 13, 2021, which date was extended from the original date of May 11, 2021 as a result of COVID-related scheduling issues and workload increases pursuant to an order from the Chief Administrative Law Judge in May 2021. On March 4, 2020, the California District Court stayed the district court proceeding pending resolution of the ITC investigation. On March 11, 2020, Google filed an answer in the California District Court, denying infringement and alleging that the asserted patents are invalid. On September 28, 2020, Google filed for a declaratory judgement of non-infringement in the U.S. District Court for the Northern District of California related to five different Sonos patents. On September 29, 2020, the Company filed a lawsuit against Google in the U.S. District Court for Western District of Texas, alleging infringement of those five Sonos patents and seeking monetary damages and other non-monetary relief. On December 1, 2020, the Company filed a lawsuit against Google Germany GmbH and Google Ireland Ltd. in the regional court of Hamburg, Germany, alleging infringement of a Sonos patent related to control of playback of media by mobile and playback devices and seeking non-monetary relief. The Hamburg Court issued a judgment on February 25, 2021 declining to issue a preliminary injunction against Google Germany GmbH, although such court did issue a preliminary injunction against Google Ireland Ltd. in April 2021. See Note 14 "Subsequent Event" for more details.

On June 11, 2020, Google filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, alleging infringement of five Google patents generally related to noise cancellation, digital rights management, media search and wireless relays and seeking monetary damages and other non-monetary relief. On November 2, 2020, the California District Court granted Sonos’ motion and dismissed Google’s allegation of infringement of one of such five Google patents, a patent generally related to media search, finding that the invention at issue is patent ineligible. On June 12, 2020, Google filed lawsuits in District Court Munich I against Sonos Europe B.V. and Sonos, Inc., alleging infringement of two Google patents generally related to digital rights management and search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. On January 14, 2021, Google amended its infringement complaint related to the search notifications patent to relate to a limited version of the claims, in view of prior art cited by the Company. On March 3, 2021, the District Court Munich stayed a case for infringement of the search notifications patent pending the outcome of a nullity action based on doubt as to the validity of the patent. On August 21, 2020, Google filed a lawsuit against Sonos, Inc. in Canada, alleging infringement of one Google patent generally related to noise cancellation technology. On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in France, alleging infringement of two Google patents generally related to digital rights management and search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. On February 8, 2021, Google withdrew its infringement allegations regarding the search notifications patent in view of prior art brought to the attention of the court by the Company. In August 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in the Netherlands alleging infringement of a Google patent related to search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. In September 2020, Google filed a lawsuit against Sonos Europe B.V. in the

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Netherlands, alleging infringement of a Google patent related to digital rights management, and seeking monetary damages and enforcement of an injunction preventing sales of any infringing Sonos products, which was transferred to the Midden-Netherlands court on March 22, 2021 following the grant of the Company's challenge to improper jurisdiction. A range of loss, if any, associated with these matters is not probable or reasonably estimable as of April 3, 2021 and October 3, 2020.

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of April 3, 2021 and October 3, 2020.

The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

On May 13, 2020, the Company was granted a temporary exclusion from the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs") for its component products. On July 23, 2020, the Company was granted a temporary exclusion from Section 301 tariffs for its core speaker products. These exclusions eliminated the tariffs on the Company's component and core speaker products imported from China until August 31, 2020 and entitled the Company to a refund for the tariffs paid since September 2019, the date the Section 301 tariffs were imposed. On August 28, 2020, the United States Trade Representative granted an extension through December 31, 2020 of the exclusion for the Company’s core products, with the Section 301 tariffs for our core products automatically reinstating on January 1, 2021. The exclusion for the Company’s component products was not extended past August 31, 2020, with the Section 301 tariffs for our component products automatically reinstating on September 1, 2020. Tariff refund claims are subject to review and approval by U.S. Customs and Border Protection. As of April 3, 2021, the Company recognized $6.2 million in refunds based upon acceptance of the Company's refund request, recognized as a reduction to cost of revenue, and the outstanding refund receivable was approximately $1.1 million which is recorded in other current assets on the condensed consolidated balance sheets. As of April 3, 2021, the remaining outstanding tariff refund the Company expects to recover was approximately $27.5 million. The Company did not record these potential refunds due to uncertainty of the timing of acceptance of approval and will be recognized as a reduction to cost of revenue if and when acceptance occurs.

8. Stockholders' Equity

Share repurchase program

On November 17, 2020, the Board of Directors authorized a common stock repurchase program of up to $50.0 million. During the six months ended April 3, 2021, the Company repurchased 19,547 shares for an aggregate purchase price of $0.7 million at an average price of $34.86 per share under the repurchase program. The Company had $49.3 million available for share repurchases under the repurchase program as of April 3, 2021.
Treasury stock during the six months ended April 3, 2021 included shares withheld to satisfy employees' tax withholding requirements in connection with vesting of RSUs. Additionally, during the six months ended April 3, 2021 the Company retired 1,017,308 shares of treasury stock. The Company accounts for the retirement of treasury stock by deducting its par value from common stock and reflecting any excess of cost over par value as a deduction from additional paid-in-capital on the condensed consolidated balance sheets.

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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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
The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at October 3, 2020	28,422,940	$12.03	5.6	$99,053
Granted	—	—
Exercised	(10,829,628)	11.01
Forfeited	(403,681)	14.30
Outstanding at April 3, 2021	17,189,631	$12.62	5.5	$452,794
At April 3, 2021
Options exercisable	14,465,856	$12.25	5.1	$386,395
Options vested and expected to vest	16,893,229	$12.59	5.5	$445,523

As of April 3, 2021 and October 3, 2020, the Company had $10.5 million and $16.9 million, respectively, of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.2 and 1.5 years, respectively.

Restricted stock units
Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. The fair value of RSUs is based on the Company's closing stock price on the trading day immediately preceding the date of grant. RSUs typically have an initial annual cliff vest, and then vest quarterly over the service period, which is generally four years. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 3, 2020	11,647,951	$10.50	$180,543
Granted	2,613,732
Released	(1,989,069)
Forfeited	(607,864)
Outstanding at April 3, 2021	11,664,750	$11.87	$454,459

As of April 3, 2021 and October 3, 2020, the Company had $105.1 million and $92.4 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.8 and 3.0 years, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Performance stock units ("PSU")
Pursuant to the 2018 Plan, the Company has issued and may issue certain PSUs that vest on the satisfaction of service and performance conditions. The Company estimates the fair value of PSUs on the grant date and recognizes compensation expense in the period it becomes probable that performance conditions will be achieved. On a quarterly basis, the Company re-evaluates the assumption of the probability that performance conditions will be satisfied and revises its estimates as appropriate as new or updated information becomes available. The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 3, 2020	—	$—	$—
Granted	158,521
Vested	—
Forfeited	—
Outstanding at April 3, 2021	158,521	$22.81	$6,176

As of April 3, 2021, the Company had $4.3 million of unrecognized stock-based compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

    Stock-based compensation

Total stock-based compensation expense by functional category was as follows:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
(In thousands)
Cost of revenue	$261	$278	$474	$561
Research and development	6,683	5,427	12,942	10,543
Sales and marketing	3,632	3,407	7,040	6,948
General and administrative	5,787	4,282	10,751	8,546
Total stock-based compensation expense	$16,363	$13,394	$31,207	$26,598

10. Income Taxes

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate ("AETR"), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the AETR, and if the estimated AETR changes, a cumulative adjustment is made in that quarter. For the three and six months ended March 28, 2020, the Company excluded certain jurisdictions from the calculation of the estimated AETR as the Company anticipated an ordinary loss in these jurisdictions for which no tax benefit could be recognized.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The Company recorded benefit from incomes taxes of $6.5 million and of $1.8 million for the three months ended April 3, 2021 and March 28, 2020, respectively, related to U.S. and non-U.S. income taxes. The Company recorded a provision for incomes taxes of $2.6 million and benefit from income taxes of $0.2 million for the six months ended April 3, 2021 and March 28, 2020, respectively. For the three and six months ended April 3, 2021 the Company's tax provision includes a discrete benefit for U.S. share based compensation. For the six months ended March 28, 2020, the Company's tax provision includes a discrete income tax benefit resulting from a favorable release of uncertain tax positions in the U.S. coinciding with the issuance of the Base Erosion and Anti-Abuse Tax (“BEAT”) Regulations.

For the six months ended April 3, 2021, the Company maintained a full valuation allowance on its deferred tax assets in the U.S. and the Netherlands due to its history of operating losses. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of the valuation allowance in the U.S. and the Netherlands would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S. and the Netherlands.

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$17,221	$(52,320)	$149,513	$18,454
Denominator:
Weighted-average shares of common stock—basic	121,880,615	109,515,049	118,745,569	109,249,866
Effect of potentially dilutive stock options	12,040,149	—	10,073,032	6,185,155
Effect of RSUs	9,105,551	—	8,016,629	2,384,548
Effect of PSUs	29,231	—	14,616	—
Weighted-average shares of common stock—diluted	143,055,546	109,515,049	136,849,846	117,819,569
Net income (loss) per share attributable to common stockholders:
Basic	$0.14	$(0.48)	$1.26	$0.17
Diluted	$0.12	$(0.48)	$1.09	$0.16

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Stock options to purchase common stock	7,523,579	34,840,568	12,299,023	29,425,147
Restricted stock units	3,219,598	7,081,150	4,354,744	4,635,242
Performance stock units	44,217	—	22,109	—
Total	10,787,394	41,921,718	16,675,876	34,060,389

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

The remaining balance in accrued expenses and accrued compensation associated with restructuring activities is nominal as of second quarter of fiscal 2021. These costs required the Company to make certain judgments and estimates regarding the amount and timing of the 2020 restructuring plan and related impairment charges or recoveries. The estimated liability could change subsequent to its recognition as part of the 2020 restructuring plan, requiring adjustments to the expense and liability recorded. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available.

13. Retirement Plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $1.8 million and $1.5 million for the three months ended April 3, 2021 and March 28, 2020, respectively. The Company's matching contributions totaled $3.5 million and $3.1 million for the six months ended April 3, 2021 and March 28, 2020, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

14. Subsequent Event

On April 29, 2021, the Company obtained a preliminary injunction from the Court of Hamburg that prevents Google Ireland Ltd. from making available in Germany its Cast technology, aspects of which are protected by a Sonos patent related to enabling the ability to cast and control media content from a mobile phone or tablet to one or more smart playback devices. The preliminary injunction requires Google to stop providing mobile devices, playback devices, and software which use the infringing Cast technology. Further details regarding the enforcement of the preliminary injunction will be set forth in the full judgment, which is not yet available as of the date of this filing.

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

COVID-19 Update

In December 2019, the novel coronavirus (COVID-19) was reported in China and subsequently was declared a global pandemic in March 2020 by the World Health Organization. The impact of the pandemic has led to significant challenges to our global economy. Starting in March 2020, we implemented global travel restrictions and work-from-home policies for employees who have the ability to work remotely and continue to operate with these policies through the second quarter of fiscal 2021. As of the date of this report, these policies have not materially adversely affected our operations, financial reporting or internal controls.

As a result of the COVID-19 pandemic, beginning in fiscal 2020 and continuing into fiscal 2021, we have experienced strong performance in our direct-to-consumer sales channel, primarily driven by strong orders through our website. We have experienced certain weakening of retail demand during the pandemic due to modifications of the retail experience and inventory re-balancing by retail partners, particularly in fiscal 2020. COVID-19 had certain impacts on our supply chain. The ongoing COVID-19 pandemic has led to world-wide supply chain challenges including shipping and logistics challenges and significant limits on component supplies which have resulted in delayed product availability. These challenges have also further delayed our efforts to fully diversify our supply chain into Malaysia until fiscal 2022. We expect this to impact us as long as the global supply chain is experiencing these challenges. We continue to invest in supply chain initiatives to meet increasing customer demand to address industry-wide capacity challenges. We continue to maintain our liquidity and believe our existing cash and cash equivalent balances, cash flow from operations, and committed credit lines are sufficient to meet our long-term working capital and capital expenditure needs.

While the situation caused by COVID-19 is unprecedented and dynamic, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19, refer to Part II, Item 1A. Risk factors.

Key Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are total revenue, products sold, adjusted EBITDA and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA is net income (loss). In the three months ended April 3, 2021 and March 28, 2020, we had net income of $17.2 million and net loss of $52.3 million, respectively. In the six months ended April 3, 2021 and March 28, 2020, we had net income of $149.5 million and $18.5 million, respectively.

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
(In thousands, except percentages)
Total revenue	$332,949	$175,098	$978,532	$737,181
Products sold	1,039	681	3,688	3,620
Adjusted EBITDA(1)	$48,513	$(28,382)	$214,779	$64,836
Adjusted EBITDA margin(1)	14.6%	(16.2)%	21.9%	8.8%

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
(In thousands, except percentages)
Net income (loss)	$17,221	$(52,320)	$149,513	$18,454
Add (deduct):
Depreciation and amortization	8,742	9,726	16,725	18,831
Stock-based compensation expense	16,363	13,394	31,207	26,598
Interest income	(44)	(874)	(80)	(1,873)
Interest expense	182	374	448	827
Other (income) expense, net	1,578	1,423	(2,680)	(3,001)
Provision for (benefit from) income taxes	(6,542)	(1,810)	2,578	(153)
Restructuring and related expenses (Note 12)	—	—	(2,611)	—
Legal and transaction related costs (1)	11,013	1,705	19,679	5,153
Adjusted EBITDA	$48,513	$(28,382)	$214,779	$64,836
Revenue	$332,949	$175,098	$978,532	$737,181
Adjusted EBITDA margin	14.6%	(16.2)%	21.9%	8.8%

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

Channel strategy. We are focused on reaching and converting prospective customers through third-party retail stores, e-commerce retailers, custom installers of home audio systems, and our website sonos.com. We are investing in our e-commerce capabilities and in-app experience to drive direct sales. Sales through our direct-to-consumer channel, primarily through sonos.com, increased in the six months ended April 3, 2021 compared to the six months ended March 28, 2020. We believe the growth of our own e-commerce channel will continue to be important to supporting our overall growth and profitability as consumers continue the shift from physical to online sales channels. Our physical retail distribution relies on third-party retailers. While we seek to increase sales through our direct-to-consumer sales channel, we expect that our third-party retailers will continue to be an important part of our ecosystem. We will continue to seek retail partners that can deliver differentiated in-store experiences to support customer demand for product demonstrations.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a full valuation allowance to offset our U.S. and Netherlands net deferred tax assets due to a history of losses and the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of the valuation allowance in the U.S. and the Netherlands would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S. and in the Netherlands.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended				Six Months Ended
	April 03, 2021		March 28, 2020		April 3, 2021		March 28, 2020
(Dollars in thousands)	$	%	$	%	$	%	$	%
Revenue	$332,949	100.0%	$175,098	100.0%	$978,532	100.0%	$737,181	100.0%
Cost of revenue (1)	167,173	50.2	102,089	58.3	513,331	52.5	436,552	59.2
Gross profit	165,776	49.8	73,009	41.7	465,201	47.5	300,629	40.8
Operating expenses
Research and development (1)	56,370	16.9	49,593	28.3	108,717	11.1	102,120	13.9
Sales and marketing(1)	57,205	17.2	50,504	28.8	131,658	13.5	127,928	17.4
General and administrative (1)	39,806	12.0	26,119	14.9	75,047	7.7	56,327	7.6
Total operating expenses	153,381	46.1	126,216	72.1	315,422	32.2	286,375	38.8
Operating income (loss)	12,395	3.7	(53,207)	(30.4)	149,779	15.3	14,254	1.9
Other income (expense), net
Interest income	44	—	874	0.5	80	—	1,873	0.3
Interest expense	(182)	(0.1)	(374)	(0.2)	(448)	—	(827)	(0.1)
Other income (expense), net	(1,578)	(0.5)	(1,423)	(0.8)	2,680	0.3	3,001	0.4
Total other income (expense), net	(1,716)	(0.5)	(923)	(0.5)	2,312	0.2	4,047	0.5
Income (loss) before provision for (benefit from) income taxes	10,679	3.2	(54,130)	(30.9)	152,091	15.5	18,301	2.5
Provision for (benefit from) income taxes	(6,542)	(2.0)	(1,810)	(1.0)	2,578	0.3	(153)	—
Net income (loss)	$17,221	5.2%	$(52,320)	(29.9)%	$149,513	15.3%	$18,454	2.5%
Adjusted EBITDA (2)	$48,513	14.6%	$(28,382)	(16.2)%	$214,779	21.9%	$64,836	8.8%
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended				Six Months Ended
	April 03, 2021		March 28, 2020		April 03, 2021		March 28, 2020
(In thousands, except percentages)	$	%	$	%	$	%	$	%
Cost of revenue	$261	0.1%	$278	0.2%	$474	—%	$561	0.1%
Research and development	6,683	2.0	5,427	3.1	12,942	1.3	10,543	1.4
Sales and marketing	3,632	1.1	3,407	1.9	7,040	0.7	6,948	0.9
General and administrative	5,787	1.7	4,282	2.4	10,751	1.1	8,546	1.2
Total stock-based compensation expense	$16,363	4.9%	$13,394	7.6%	$31,207	3.2%	$26,598	3.6%

(2) Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the sections titled “Adjusted EBITDA and adjusted EBITDA margin” and “Non-GAAP financial measures” above.

Comparison of the three and six months ended April 3, 2021 and March 28, 2020

Revenue

Comparison of the three months ended April 3, 2021 and March 28, 2020

	Three Months Ended		Change
	April 3, 2021	March 28, 2020	$	%
(In thousands, except percentages)
Sonos speakers	$267,534	$116,367	$151,167	129.9%
Sonos system products	52,062	47,202	4,860	10.3%
Partner products and other revenue	13,353	11,529	1,824	15.8%
Total revenue	$332,949	$175,098	$157,851	90.2%

Total revenue increased 90.2% for the three months ended April 3, 2021 compared to the three months ended March 28, 2020. The growth during the quarter was driven by strong overall demand across all our product categories with the largest contribution coming from our Sonos speakers category led by the continued success of Arc and Sub. We were able to fulfill more of the strong demand for our products than expected due to ongoing supply chain capacity investments as well as improved shipping and logistics processes. Additionally, in the prior year quarter we had lower volumes which were the result of certain retail partners rebalancing inventory and the negative effect of the COVID-19 pandemic on replenishment orders in the majority of our end-markets in the prior year quarter. This growth was partially offset by the impact of continued constrained product availability and industry-wide supply chain challenges.

Sonos speakers revenue represented 80.4% of total revenue for the three months ended April 3, 2021. The category increased 129.9% compared to the three months ended March 28, 2020 led by the introduction of Arc in June 2020 and the continued success of Sub. Additionally, in the prior year quarter we had year-over-year revenue declines which were the result of certain retail partners rebalancing inventory and the negative effect of the COVID-19 pandemic on replenishment orders in the majority of our end-markets in the prior year quarter. Sonos system products represented 15.6% of total revenue for the three months ended April 3, 2021 and increased 10.3% compared to the three months ended March 28, 2020. Partner products and other revenue represented 4.0% of total revenue for the three months ended April 3, 2021 and increased by 15.8% compared to the three months ended March 28, 2020. The increase was driven by our accessories, Sonance, and professional services partially offset by IKEA related revenue as the retailer continues to have slowed ordering modules as a result of cyclical product launches in this business model and given lighter foot traffic in stores and modified retail experience due to COVID-19 .

Revenue for the three months ended April 3, 2021 compared to the three months ended March 28, 2020 increased 90.2% in the Americas, increased 99.7% in EMEA, and increased 55.6% in APAC. The rate of increase in the APAC region was slowed due to the recognition of IKEA-related revenue in that region which declined compared to the three months ended March 28, 2020.

In constant currency U.S. dollars, total revenue increased by 83.5% for the three months ended April 3, 2021 compared to the three months ended March 28, 2020. We calculate constant currency growth percentages by translating our prior-period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

	Three Months Ended
	April 3, 2021	March 28, 2020	Change
(products sold units in thousands)
Total products sold	1,039	681	358	52.6%

The volume of products sold increased 52.6% for the three months ended April 3, 2021 compared to the three months ended March 28, 2020 primarily driven by an increase in Sonos speakers revenue category. The rate of increase of volume of products sold and revenue differed for the three months ended April 3, 2021 compared to the three months ended March 28, 2020 primarily due to product mix.

Comparison of the six months ended April 3, 2021 and March 28, 2020

	Six Months Ended		Change
	April 3, 2021	March 28, 2020	$	%
(In thousands, except percentages)
Sonos speakers	$795,050	$583,044	212,006	36.4%
Sonos system products	149,820	108,723	41,097	37.8%
Partner products and other revenue	33,662	45,414	(11,752)	(25.9)%
Total revenue	$978,532	$737,181	$241,351	32.7%

Total revenue increased 32.7% for the six months ended April 3, 2021 compared to the six months ended March 28, 2020. The growth was primarily driven by strong overall demand for our products. Additionally, in the prior year quarter we had year-over-year revenue declines which were the result of certain retail partners rebalancing inventory and the negative effect of the COVID-19 pandemic on replenishment orders in the majority of our end-markets in the prior year second quarter. This growth was partially offset by the impact of constrained product availability and continued industry-wide supply chain challenges.

Sonos speakers revenue represented 81.2% of total revenue for the six months ended April 3, 2021. The category increased 36.4% compared to the six months ended March 28, 2020 led by the continued success of Arc, Sub, and Move. Sonos system products represented 15.3% of total revenue for the six months ended April 3, 2021 and increased 37.8% compared to the six months ended March 28, 2020. Partner products and other revenue represented 3.4% of total revenue for the six months ended April 3, 2021 and decreased by 25.9% compared to the six months ended March 28, 2020. This decline was driven by IKEA as the retailer continues to have slowed ordering modules as a result of cyclical product launches in this business model and given lighter foot traffic in stores and modified retail experience due to COVID-19 .

Revenue for the six months ended April 3, 2021 compared to the six months ended March 28, 2020 increased 38.5% in the Americas, increased 31.2% in EMEA, and increased 1.6% in APAC. The rate of growth in the APAC region was slowed due to the recognition of IKEA-related revenue in that region which declined compared to the six months ended March 28, 2020.

In constant currency U.S. dollars, total revenue increased by 28.8% for the six months ended April 3, 2021 compared to the six months ended March 28, 2020. We calculate constant currency growth percentages by translating our prior-period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

	Six Months Ended
	April 3, 2021	March 28, 2020	Change
(products sold units in thousands)
Total products sold	3,688	3,620	68	1.9%

Volume growth of products sold for the six months ended April 3, 2021 compared to the six months ended March 28, 2020 was driven by growth in Sonos speakers and Sonos system products categories. Volume growth was partially offset by volume decline in partner products and other revenue due to IKEA related products as the retailer slowed ordering modules given lighter foot traffic in stores and modified retail experience due to COVID-19 and as a result of cyclical product launches in this business model. The rate of increase of volume of products sold and revenue differed for the six months ended April 3, 2021 compared to the six months ended March 28, 2020 primarily due to product mix on revenue as there was a continued shift to higher-priced products.

Cost of Revenue and Gross Profit

Comparison of the three months ended April 3, 2021 and March 28, 2020

	Three Months Ended		Change
	April 3, 2021	March 28, 2020	$	%
(In thousands, except percentages)
Cost of revenue	$167,173	$102,089	$65,084	63.8%
Gross profit	$165,776	$73,009	$92,767	127.1%
Gross margin	49.8%	41.7%

The increase in cost of revenue for the three months ended April 3, 2021 compared to the three months ended March 28, 2020 is driven by the increase in products sold, as well as an overall increase in shipping and logistics costs incurred related to industry-wide supply chain dynamics. These increases were partially offset by a reduction in tariff expenses during the quarter, recognition of $1.7 million in refunds from tariffs paid in prior periods, as well as fixed cost leverage on account of higher sales volume.

Gross margin increased 810 basis points for the three months ended April 3, 2021 compared to the three months ended March 28, 2020. The increase was primarily due to lower promotional discounts leading up to the "At Home With Sonos" campaign in the prior year. The improvement was also driven by the reduction in tariff costs as we continue to diversify into Malaysia and experienced a reduction in tariff rate compared to the prior year. We also recognized $1.7 million in refunds from tariffs paid in prior periods. Additional favorability was driven by a shift into higher margin products and channels as well as fixed costs leverage on higher sales volume. The increase was partially offset by increased component costs and shipping and logistics costs incurred both of which related to broader industry-wide supply chain dynamics. Excluding the net effects of tariffs in both periods, gross margin would have been 50.4%, an increase of 510 basis points, for the three months ended April 3, 2021 compared to the three months ended March 28, 2020. We calculate gross margin excluding the effects of tariffs by removing the net impact of tariffs imposed on goods imported from China to the U.S. from gross profit divided by total revenue.

Comparison of the six months ended April 3, 2021 and March 28, 2020

	Six Months Ended		Change
	April 3, 2021	March 28, 2020	$	%
(In thousands, except percentages)
Cost of revenue	$513,331	$436,552	$76,779	17.6%
Gross profit	$465,201	$300,629	$164,572	54.7%
Gross margin	47.5%	40.8%

The increase in cost of revenue for the six months ended April 3, 2021 compared to the six months ended March 28, 2020 is driven by the increase in revenue as well as expedited air freight shipping, product mix, and an overall increase in shipping costs incurred as related to industry-wide supply chain dynamics. This increase was partially offset by a reduction in tariff expenses during the first two quarters, recognition of $6.2 million in refunds from tariffs paid in prior periods, as well as product and material cost savings realized in the first quarter of fiscal 2021 and fixed cost leverage on account of higher sales volume in the second quarter of fiscal 2021.

Gross margin increased 670 basis points for the six months ended April 3, 2021 compared to the six months ended March 28, 2020. The improvement was mainly driven by the reduction in tariff costs as we continue to diversify into Malaysia and experienced a reduction in tariff rate compared to the prior year. We also recognized $6.2 million in refunds from tariffs paid in prior periods. Additional favorability was driven by a shift into higher margin products and channels, product and material cost savings realized in the first quarter and fixed cost leverage on account of higher sales volume. The increase was partially offset by increased shipping and logistics costs incurred related to broader industry-wide supply chain dynamics and increased spot buys. Excluding the net effects of tariffs in both periods, gross margin would have been 47.4%, an increase of 310 basis points, for the six months ended April 3, 2021 compared to the three months ended March 28, 2020. We calculate gross margin excluding the effects of tariffs by removing the net impact of tariffs imposed on goods imported from China to the U.S. from gross profit divided by total revenue.

Research and Development

Comparison of the three months ended April 3, 2021 and March 28, 2020

	Three Months Ended		Change
	April 3, 2021	March 28, 2020	$	%
(In thousands, except percentages)
Research and development	$56,370	$49,593	$6,777	13.7%
Percentage of revenue	16.9%	28.3%

Research and development expenses increased $6.8 million, or 13.7%, for the three months ended April 3, 2021 compared to the three months ended March 28, 2020. This increase was led by higher personnel-related expenses of $11.6 million due to higher bonus and stock-based compensation. The increase was partially offset by a decrease in product development costs and professional fees of $2.9 million related to the costs of diversifying our manufacturing into Malaysia in the prior year, cost savings associated with the 2020 restructuring plan, as well as a reduction in costs related to global travel restrictions and work-from-home policies due to COVID-19.

Comparison of the six months ended April 3, 2021 and March 28, 2020

	Six Months Ended		Change
	April 3, 2021	March 28, 2020	$	%
(In thousands, except percentages)
Research and development	$108,717	$102,120	$6,597	6.5%
Percentage of revenue	11.1%	13.9%

Research and development expenses increased $6.6 million, or 6.5%, for the six months ended April 3, 2021 compared to the six months ended March 28, 2020. The increase was primarily due to higher personnel-related expenses of $13.0 million due to higher bonus and stock-based compensation. This increase was partially offset by a decrease in product development costs and professional fees of $5.7 million costs related to the costs of diversifying our manufacturing into Malaysia in the prior year, cost savings associated with the 2020 restructuring plan, as well as a reduction of costs related to global travel restrictions and work-from-home policies due to COVID-19.

Sales and Marketing

Comparison of the three months ended April 3, 2021 and March 28, 2020

	Three Months Ended		Change
	April 3, 2021	March 28, 2020	$	%
(In thousands, except percentages)
Sales and marketing	$57,205	$50,504	$6,701	13.3%
Percentage of revenue	17.2%	28.8%

Sales and marketing expenses increased $6.7 million, or 13.3%, for the three months ended April 3, 2021 compared to the three months ended March 28, 2020. This increase was led by higher personnel-related expenses of $4.1 million due to higher bonus and stock-based compensation as well as higher marketing expenses of $3.8 million. These increases were partially offset by cost savings associated with the 2020 restructuring plan and a reduction of costs related to global travel restrictions and work-from-home policies due to COVID-19.

Comparison of the six months ended April 3, 2021 and March 28, 2020

	Six Months Ended		Change
	April 3, 2021	March 28, 2020	$	%
(In thousands, except percentages)
Sales and marketing	$131,658	$127,928	$3,730	2.9%
Percentage of revenue	13.5%	17.4%

Sales and marketing expenses increased $3.7 million, or 2.9%, for the six months ended April 3, 2021 compared to the six months ended March 28, 2020. The increase was primarily due to higher marketing expenses of $8.1 million, higher revenue-related sales fees resulting from higher sales in our direct-to-consumer business of $5.1 million, and higher personnel-related expenses of $2.4 million due to higher bonus and stock-based compensation. These increases were partially offset by cost savings associated with the 2020 restructuring plan of $7.0 million and a reduction of costs related to global travel restrictions and work-from-home policies due to COVID-19.

General and Administrative

Comparison of the three months ended April 3, 2021 and March 28, 2020

	Three Months Ended		Change
	April 3, 2021	March 28, 2020	$	%
(In thousands, except percentages)
General and administrative	$39,806	$26,119	$13,687	52.4%
Percentage of revenue	12.0%	14.9%

General and administrative expenses increased $13.7 million, or 52.4%, for the three months ended April 3, 2021 compared to the three months ended March 28, 2020. This increase was primarily due to $9.3 million of incremental legal fees paid in connection with our IP litigation and higher personnel-related expenses due to higher bonus and stock-based compensation of $4.8 million. These increases were partially offset by cost savings associated with the 2020 restructuring plan and a reduction of costs related to global travel restrictions and work-from-home policies due to COVID-19.

Comparison of the six months ended April 3, 2021 and March 28, 2020

	Six Months Ended		Change
	April 3, 2021	March 28, 2020	$	%
(In thousands, except percentages)
General and administrative	$75,047	$56,327	$18,720	33.2%
Percentage of revenue	7.7%	7.6%

General and administrative expenses increased $18.7 million, or 33.2%, for the six months ended April 3, 2021 compared to the six months ended March 28, 2020. The increase was primarily due to $16.0 million incremental legal fees paid in connection with our IP litigation and higher personnel-related expenses of $4.8 million due to higher bonus and stock-based compensation. These increases were partially offset by cost savings associated with the 2020 restructuring plan and a reduction of costs related to global travel restrictions and work-from-home policies due to COVID-19.

Interest Income, Interest Expense and Other Income (Expense), Net

Comparison of the three months ended April 3, 2021 and March 28, 2020

	Three Months Ended		Change
	April 3, 2021	March 28, 2020	$	%
(In thousands, except percentages)
Other income (expense), net
Interest income	$44	$874	$(830)	(95.0)%
Interest expense	$(182)	$(374)	$192	(51.3)%
Other income (expense), net	$(1,578)	$(1,423)	$(155)	10.9%

Interest income for the three months ended April 3, 2021 compared to the three months ended March 28, 2020 decreased due to lower yields on our cash and cash equivalents. Interest expense for the three months ended April 3, 2021 compared to the three months ended March 28, 2020 decreased primarily due to a lower principal balance. The decrease in other income, net for the three months ended April 3, 2021 compared to the three months ended March 28, 2020 was due to foreign currency exchange losses.

Comparison of the six months ended April 3, 2021 and March 28, 2020

	Six Months Ended		Change
	April 3, 2021	March 28, 2020	$	%
(In thousands, except percentages)
Other income (expense), net
Interest income	$80	$1,873	$(1,793)	(95.7)%
Interest expense	$(448)	$(827)	$379	(45.8)%
Other income (expense), net	$2,680	$3,001	$(321)	(10.7)%

Interest income for the six months ended April 3, 2021 compared to the six months ended March 28, 2020 decreased due to lower yields on our cash and cash equivalents. Interest expense for the six months ended April 3, 2021 compared to the six months ended March 28, 2020 decreased primarily due to a lower principal balance. The decrease in other income, net for the six months ended April 3, 2021 compared to the three months ended March 28, 2020 was due to foreign currency exchange losses.

Provision for (Benefit from) Income Taxes

Comparison of the three months ended April 3, 2021 and March 28, 2020

	Three Months Ended		Change
	April 3, 2021	March 28, 2020	$	%
(In thousands, except percentages)
Provision for (benefit from) income taxes	$(6,542)	$(1,810)	$(4,732)	*
*not meaningful

The benefit from income taxes increased from $1.8 million for the three months ended March 28, 2020 to $6.5 million for the three months ended April 3, 2021.

For the three-months ended April 3, 2021, we recorded a provision for income taxes by applying an estimated AETR to year-to-date earnings in accordance with ASC 740 offset by a discrete income tax benefit for U.S. share-based compensation resulting in an overall benefit from income taxes of $6.5 million. For the three-months ended March 28, 2020, we recorded a benefit from U.S. state income taxes of $1.8 million.

Comparison of the six months ended April 3, 2021 and March 28, 2020

	Six Months Ended		Change
	April 3, 2021	March 28, 2020	$	%
(In thousands, except percentages)
Provision for (benefit from) income taxes	$2,578	$(153)	$2,731	*
*not meaningful

The provision for, benefit from income taxes changed from a benefit of $0.2 million for the six months ended March 28, 2020 to a provision of $2.6 million for the six months ended April 3, 2021.

For the six months ended April 3, 2021, we recorded a provision for income taxes by applying an estimated AETR to year-to-date earnings in accordance with ASC 740 offset by a discrete income tax benefit for U.S. share-based compensation resulting in an overall income tax provision of $2.6 million. For the six months ended March 28, 2020, we recorded a provision for income taxes of $0.4 million for certain profitable foreign entities and an income tax benefit of $0.6 million due to a favorable release of uncertain tax positions in the U.S. coinciding with the issuance of the BEAT Regulations.

Liquidity and Capital Resources

Our operations are financed primarily through cash flows from operating activities and net proceeds from the sale of our equity securities. As of April 3, 2021, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $638.9 million, including $88.0 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of April 3, 2021, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

In response to the impacts of COVID-19, we implemented a number of initiatives to maintain our liquidity and rationalize our operating expenses and initiated the 2020 restructuring plan during the third quarter of fiscal 2020. We believe our existing cash and cash equivalent balances, cash flows from operations and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing it would result in increased debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Debt Obligations

Our debt obligation consists of the Credit Facility. In January 2021, we repaid all of our outstanding principal balance of $24.9 million under the Term Loan which had an original maturity date of October 2021. As of April 3, 2021 we did not have any remaining short- or long-term debt obligations, and as of October 3, 2020 our short- and long-term debt obligations were as follows:

	As of
	October 3, 2020
(In thousands, except percentages)
Term Loan (1)	2.4%	$25,000
Unamortized debt issuance costs (2)		(82)
Total indebtedness		24,918
Less short-term portion		(6,667)
Long-term debt		$18,251

(1)Original maturity date of October 2021, bore interest at a variable rate equal to an adjusted LIBOR plus 2.25%, payable quarterly.
(2)Debt issuance costs are recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility allows us to borrow up to $80.0 million restricted to the value of the borrowing base which is based on the value of our inventory and accounts receivable and is subject to quarterly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of both April 3, 2021 and October 3, 2020, we did not have any outstanding borrowings and had $2.9 million and $0.5 million, respectively, in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility require that we maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of April 3, 2021 and October 3, 2020, we were in compliance with all financial covenants. The Credit Facility is collateralized by eligible inventory and accounts receivable, as well as our intellectual property including patents and trademarks.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	April 3, 2021	March 28, 2020
(In thousands)
Net cash provided by (used in):
Operating activities	$175,953	$35,368
Investing activities	(19,927)	(62,089)
Financing activities	74,663	(28,560)
Effect of exchange rate changes	1,139	(107)
Net increase in cash, cash equivalents and restricted cash	$231,828	$(55,388)

Cash flows from operating activities

Net cash provided by operating activities of $176.0 million for the six months ended April 3, 2021 consisted of net income of $149.5 million, non-cash adjustments of $47.1 million and a net decrease in cash related to changes in operating assets and liabilities of $20.6 million. Non-cash adjustments primarily consisted of stock-

based compensation expense of $31.2 million, depreciation and amortization of $16.7 million, and other non-cash adjustments, partially offset by foreign currency transaction gain and deferred income taxes. The net decrease in cash related to operating assets and liabilities was primarily due to decrease in accounts payable and accrued expenses of $36.5 million driven by decrease in inventory; an increase in other assets of $22.0 million; and an increase in accounts receivable of $13.3 million due to revenue growth driven by strong overall demand. The decrease in operating assets and liabilities was partially offset by a decrease in inventory of $39.6 million due to the continuing impact of constrained product availability due to industry-wide supply chain challenges; an increase in deferred revenue of $8.4 million; an increase in accrued compensation of $2.1 million; and an increase in other liabilities of $1.0 million.

Cash flows from investing activities

Cash used in investing activities for the six months ended April 3, 2021 of $19.9 million was due to payments for property, equipment, intangible and other assets. These payments were primarily comprised of manufacturing-related tooling and test equipment to support the launch of new products, acquired intellectual property, as well as other assets.

Cash flows from financing activities

Cash provided by financing activities for the six months ended April 3, 2021 of $74.7 million was due to proceeds from the exercise of stock options of $119.2 million, offset by repayments of borrowings of $25.0 million related to our early repayment of all of our outstanding principal balance under the Term Loan, payments for repurchases of common stock related to shares withheld for taxes associated with vesting of RSUs of $18.8 million, and payments for repurchases of common stock.

Commitments and Contingencies

At April 3, 2021, we had $57.5 million in non-cancelable purchase commitments for inventory that we expect to purchase in the remainder of fiscal 2021.

For more additional information, see Note 7 - Commitments and Contingencies in the above notes to condensed consolidated financial statements and Part II, Item 1, "Legal proceedings" of this Form 10-Q.

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

For the three months ended April 3, 2021 and March 28, 2020, we recognized a loss from foreign currency of $1.6 million and $1.5 million, respectively. For the six months ended April 3, 2021 and March 28, 2020, we recognized a gain from foreign currency of $2.6 million and $2.9 million, respectively. Based on transactions denominated in currencies other than respective functional currencies as of April 3, 2021, a hypothetical adverse change of 10% would have resulted in an adverse impact on Income (loss) before provision for (benefit from) income taxes of approximately $5.2 million for the three months ended and $14.2 million for the six months ended April 3, 2021.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of April 3, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control

There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Economic, Industry and Strategic Risk

Our business has been, and could in the future be, adversely affected by the ongoing COVID-19 pandemic.

In December 2019, COVID-19 was reported in China and subsequently was declared a global pandemic in March 2020 by the World Health Organization. To date, COVID-19 and related preventative and mitigation measures have negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. Our business and operating results have been affected by the COVID-19 pandemic as a result of, among other things, challenges we and our retail partners face in anticipating the global demand for our products given uncertainties caused by the pandemic, as well as the temporary closure of some of the retail stores in our end-markets. Although retail stores began to reopen in the third quarter of fiscal 2020 in some of our end-markets, many remain subject to operational restrictions which may impact customer purchasing behavior and, in the event of a COVID-19 resurgence in such end-markets, some such stores have and others may in the future close again.

The COVID-19 pandemic has also had certain adverse impacts on our supply chain. The pandemic has led to industry-wide supply chain challenges that have resulted in delayed product availability. These industry-wide challenges included shipping and logistics challenges and significant limits on component supplies. These impacts on our supply chain have resulted in delayed product availability and have adversely impacted, and may continue to adversely impact, our ability to meet our product demand, result in additional costs, result in customer dissatisfaction in the event of continued inventory shortages, or may otherwise adversely impact our business and results of operations. See "We depend on a limited number of third-party components suppliers and logistics providers" in this Item IA. Risk Factors, for more information. These challenges have also further delayed our efforts to fully diversify our supply chain into Malaysia until fiscal 2022, which we expect to impact us as long as the global supply chain is experiencing these challenges.

COVID-19 has negatively impacted the global economy to date and may cause further global economic disruption. While the duration and severity of the economic impacts of COVID-19 are unknown, it is possible that such economic impacts may be prolonged and continue beyond the development and administration of any vaccines or therapeutics. In particular, any recession, depression, or other sustained adverse market event resulting from COVID-19 may result in high levels of unemployment and associated loss of personal income, decreased consumer confidence, and lower discretionary spending, which could materially and adversely affect our business, results of operations, financial position and cash flows.

The extent of the impact of the COVID-19 pandemic on our business and operating results is uncertain and difficult to predict. While vaccines have recently been developed and have begun to be administered in certain of our end-markets, and the impact of COVID-19 may eventually be contained or mitigated, we cannot predict the timing or effectiveness of the vaccine roll-out globally, the timing of easing of preventative or mitigation measures or mandates, or any impact of a global vaccine roll-out on the global economy, our business or our suppliers. Moreover, we have experienced increased demand for our products during the COVID-19 pandemic, particularly in our direct-to-consumer channel, and we cannot predict how or whether the easing of COVID-19 preventative or mitigation measures or mandates will impact demand for our products or shift consumer spending habits in general.

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

Due to the quickly evolving and highly competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. For example, in June 2020, we introduced Arc, our premium smart soundbar, Five and the next generation of our Sub and, in April 2021, we introduced Roam, our portable smart speaker. The successful introduction of these products and any new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. We face significant challenges in managing the risks associated with new product introductions and production ramp-up issues, including accurately forecasting initial consumer demand, effectively managing any third-party strategic alliances or collaborative partnerships related to new product development or commercialization, as well as the risk that new products may have quality or other defects in the early stages of introduction or may not achieve the market acceptance necessary to generate sufficient revenue. New and upgraded products can also affect the sales and profitability of existing products. Accordingly, if we cannot properly manage the introduction of new products, our operating results and financial condition may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.

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

We need to increase our revenue to achieve and maintain profitability in the future and we cannot assure you that we will be able to increase our revenue, particularly in a global recession or depression. For example, the COVID-19 pandemic and related disruptions and uncertainties in the global economy and in consumer spending had certain adverse impacts on our revenue in fiscal 2020. Our ability to achieve revenue growth will depend in part on our ability to execute on our product roadmap and our strategy and to determine the market opportunity for new products. New product introductions may adversely impact our gross margin in the near to intermediate term due to the frequency of these product introductions and their anticipated increased share of our overall product volume. The expansion of our business and product offerings also places a continuous and significant strain on our management, operational and financial resources. In the event that we are unable to grow our revenue, or in the event that revenue grows more slowly than we expect, our operating results could be adversely affected and our stock price could be harmed.

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

We must forecast production and inventory needs in advance with our suppliers and manufacturers; our ability to do so accurately could be affected by many factors, including changes in customer demand, new product introductions, sales promotions, channel inventory levels, uncertainty related to the duration and impact of COVID-19, and general economic conditions. If demand does not meet our forecast, excess product inventory could force us to write-down or write-off inventory or to sell the excess inventory at discounted prices, which could cause our gross margin to suffer and impair the strength of our brand. In addition, excess inventory may result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. If demand exceeds our forecast, as it did in parts of fiscal 2020 and fiscal 2021, and we do not have sufficient inventory to meet this demand, we may experience decreased revenue or customer dissatisfaction as a result of any continued inventory shortages or we may have to rapidly increase production which may result in reduced manufacturing quality and customer satisfaction as well as higher supply and manufacturing costs that would lower our gross margin. Any of these scenarios could adversely impact our operating results and financial condition.

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

We have increasingly focused our product roadmap on voice-enabled speakers. We introduced our first voice-enabled speaker, Sonos One, in October 2017, our first voice-enabled home theater speaker, Sonos Beam, in July 2018, our first Bluetooth-enabled portable speaker with voice control, Sonos Move, in September 2019 and our portable smart speaker, Roam, in April 2021. In June 2020, we introduced Arc, our voice-enabled premium home theater speaker. If the voice-enabled speaker markets do not continue to grow or grow in unpredictable ways, our revenue may fall short of expectations and our operating results may be harmed, particularly since we incur substantial costs to introduce new products in advance of anticipated sales. Additionally, even if the market for voice-enabled speakers does continue to grow, we may not be successful in developing and selling speakers that appeal to consumers or gain sufficient market acceptance. To succeed in this market, we will need to design, produce and sell innovative and compelling products and partner with other businesses that enable us to capitalize on new technologies, some of which have developed or may develop and sell voice-enabled speaker products of their own as further described herein.

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

We are dependent on a number of technology partners for the development of our products, some of which have developed or may develop and sell products that compete with our products. These technology partners may cease doing business with us or disable the technology they provide our products for a variety of reasons, including to promote their products over our own. For example, we are currently manufacturing and developing voice-enabled speaker systems that are enhanced with the technology of our partners, including those who sell competing products. We introduced One, Beam, Move, Arc, and Roam, which feature built in voice-enabled speakers powered by Amazon’s Alexa or Google’s Google Assistant technology. One or more of our partners could disable their integration, terminate or not renew their distribution agreement with us, or begin charging us for their integration with our voice-enabled products. For example, our current agreement with Amazon allows Amazon to disable the Alexa integration in our voice-enabled products with limited notice. We cannot assure you that we will be successful in establishing partnerships with other companies that have developed voice-control enablement technology or in developing such technology on our own.

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

During the fourth quarter of fiscal 2020 and the first and second quarters of fiscal 2021, we saw certain constraints on the ability of our component suppliers and logistics providers to timely meet commitments in an environment of increased demand for consumer electronics products during the COVID-19 pandemic, including significant limits on component supplies, and port congestion, which has, and may continue to, adversely impact our ability to meet our product demand, result in additional costs, or may otherwise adversely impact our business and results of operations. These challenges have also further delayed our efforts to fully diversify our supply chain into Malaysia until fiscal 2022, which we expect to impact us as long as the global supply chain continues to experience these challenges.

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

We are dependent on our channel partners for a vast majority of our product sales. Best Buy, one of our key channel partners, accounted for 12% of our revenue in fiscal 2020. We compete with other consumer products for placement and promotion of our products in the stores of our channel partners, including in some cases products of our channel partners. Our contracts with our channel partners allow them to exercise significant discretion in the placement and promotion of our products, and such contracts do not contain any long-term volume commitments. If one or several of our channel partners do not effectively market and sell our products, discontinue or reduce the inventory of our products, increase the promotions of or choose to promote competing products over ours, the volume of our products sold to customers could decrease, and our business and results of operations would therefore be significantly harmed. As a result of the COVID-19 pandemic, many of our key channel partners have temporarily closed or reduced operations in their retail stores during fiscal 2020 and the first and second quarters of fiscal 2021 and may continue to do so in the future, which has had, and may continue to have, a material effect on our business and results of operations.

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

To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally, we will need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. In particular, beginning in fiscal 2020 and through our first and second quarters of fiscal 2021, we are undergoing activities to replace our legacy enterprise resource management system in order to accommodate our expanding operations. We cannot be certain that we will institute, in a timely or efficient manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Delays or problems associated with any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation and result in errors in our financial and other reporting, any of which could harm our business and operating results.

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

The stock price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $6.97 to $43.09 through April 3, 2021. The stock price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

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

Our operations have been financed primarily through cash flow from operating activities, borrowings under our J.P. Morgan Chase Bank, N.A. Secured Term Loan (the "Term Loan"), which was repaid in the second quarter of fiscal 2021, and the Secured Credit Facility with J.P. Morgan Chase Bank, N.A. (the "Credit Facility") and net proceeds from the sale of our equity securities. We may require additional equity or debt financing to fund our operations and capital expenditures. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms if and when required, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

    Recent Sales of Unregistered Securities

None.

    Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchase of common stock during the quarter ended April 3, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 3 - Jan 30	—	$—	—	$50,000
Jan 31 - Feb 27	4,432	$34.89	4,432	$49,845
Feb 28 - Apr 3	15,115	$34.85	15,115	$49,318
Total	19,547		19,547

(1)In November 2020, the Board of Directors authorized a common stock repurchase program of up to $50.0 million. See Note 9. Stockholders’ Equity for further information. The Company withholds shares of common stock from certain employees in connection with the vesting of restricted stock unit awards issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income, (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags
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

Sonos, Inc.

Date: May 12, 2021	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 12, 2021	By:	/s/ Brittany Bagley
Brittany Bagley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)