Form 10-Q
period 2021-07-03
Sonos Inc
filed 2021-08-12
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of July 31, 2021, the registrant had 125,771,272 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)
	As of
	July 3, 2021	October 3, 2020
Assets
Current assets:
Cash and cash equivalents	$670,905	$407,100
Restricted cash	—	191
Accounts receivable, net of allowances	70,329	54,935
Inventories	146,697	180,830
Prepaids and other current assets	23,763	17,321
Total current assets	911,694	660,377
Property and equipment, net	71,732	60,784
Operating lease right-of-use assets	36,595	42,342
Goodwill	15,545	15,545
Intangible assets, net	24,962	26,394
Deferred tax assets	1,747	1,800
Other noncurrent assets	21,823	8,809
Total assets	$1,084,098	$816,051

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$198,495	$250,328
Accrued expenses	77,006	45,049
Accrued compensation	66,041	44,517
Short-term debt	—	6,667
Deferred revenue, current	16,906	15,304
Other current liabilities	42,471	31,150
Total current liabilities	400,919	393,015
Operating lease liabilities, noncurrent	36,501	50,360
Long-term debt	—	18,251
Deferred revenue, noncurrent	53,480	47,085
Deferred tax liabilities	2,394	2,434
Other noncurrent liabilities	3,677	7,067
Total liabilities	496,971	518,212

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	128	114
Treasury stock	(48,740)	(20,886)
Additional paid-in capital	698,520	548,993
Accumulated deficit	(61,153)	(228,492)
Accumulated other comprehensive loss	(1,628)	(1,890)
Total stockholders’ equity	587,127	297,839
Total liabilities and stockholders’ equity	$1,084,098	$816,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue	$378,672	$249,310	$1,357,204	$986,491
Cost of revenue	200,811	139,519	714,142	576,071
Gross profit	177,861	109,791	643,062	410,420
Operating expenses
Research and development	55,578	57,770	164,294	159,890
Sales and marketing	67,231	77,273	198,888	205,201
General and administrative	38,323	31,662	113,372	87,989
Total operating expenses	161,132	166,705	476,554	453,080
Operating income (loss)	16,729	(56,914)	166,508	(42,660)
Other income (expense), net
Interest income	34	81	114	1,954
Interest expense	(77)	(360)	(525)	(1,187)
Other income, net	1,998	365	4,678	3,366
Total other income, net	1,955	86	4,267	4,133
Income (loss) before provision for (benefit from) income taxes	18,684	(56,828)	170,775	(38,527)
Provision for (benefit from) income taxes	858	152	3,436	(1)
Net income (loss)	$17,826	$(56,980)	$167,339	$(38,526)

Net income (loss) attributable to common stockholders:
Basic	$17,826	$(56,980)	$167,339	$(38,526)
Diluted	$17,826	$(56,980)	$167,339	$(38,526)

Net income (loss) per share attributable to common stockholders:
Basic	$0.14	$(0.52)	$1.38	$(0.35)
Diluted	$0.12	$(0.52)	$1.20	$(0.35)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	125,138,279	109,477,622	120,876,472	109,325,785
Diluted	144,181,632	109,477,622	139,293,775	109,325,785

Total comprehensive income (loss)
Net income (loss)	$17,826	$(56,980)	$167,339	$(38,526)
Change in foreign currency translation adjustment	(784)	219	262	(731)
Comprehensive income (loss)	$17,042	$(56,761)	$167,601	$(39,257)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at October 3, 2020	113,915,233	$114	$548,993	(1,571,138)	$(20,886)	$(228,492)	$(1,890)	$297,839
Issuance of common stock pursuant to equity incentive plans	7,075,338	7	69,498	—	—	—	—	69,505
Repurchase of common stock related to shares withheld for tax in connection with vesting of restricted stock unit awards ("RSUs")	—	—	—	(307,980)	(5,118)	—	—	(5,118)
Stock-based compensation expense	—	—	14,844	—	—	—	—	14,844
Net income	—	—	—	—	—	132,292	—	132,292
Change in foreign currency translation adjustment	—	—	—	—	—	—	847	847
Balance at January 2, 2021	120,990,571	121	633,335	(1,879,118)	(26,004)	(96,200)	(1,043)	510,209
Issuance of common stock pursuant to equity incentive plans	5,743,359	6	49,655	—	—	—	—	49,661
Retirement of treasury stock	(1,017,308)	(1)	(14,365)	1,017,308	14,366	—	—	—
Repurchase of common stock	—	—	—	(19,547)	(682)	—	—	(682)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(387,206)	(13,703)	—	—	(13,703)
Stock-based compensation expense	—	—	16,363	—	—	—	—	16,363
Net income	—	—	—	—	—	17,221	—	17,221
Change in foreign currency translation adjustment	—	—	—	—	—	—	199	199
Balance at April 3, 2021	125,716,622	126	684,988	(1,268,563)	(26,023)	(78,979)	(844)	579,268
Issuance of common stock pursuant to equity incentive plans	2,377,982	2	12,369	—	—	—	—	12,371
Retirement of treasury stock	(406,753)	—	(14,384)	406,753	14,384	—	—	—
Repurchase of common stock	—	—	—	(624,020)	(21,047)	—	—	(21,047)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(473,887)	(16,054)	—	—	(16,054)
Stock-based compensation expense	—	—	15,547	—	—	—	—	15,547
Net income	—	—	—	—	—	17,826	—	17,826
Change in foreign currency translation adjustment	—	—	—	—	—	—	(784)	(784)
Balance at July 3, 2021	127,687,851	$128	$698,520	(1,959,717)	$(48,740)	$(61,153)	$(1,628)	$587,127

Balance at September 28, 2019	109,623,417	$110	$502,757	(1,020,775)	$(13,498)	$(208,377)	$(64)	$280,928
Issuance of common stock pursuant to equity incentive plans	1,561,696	1	7,968	—	—	—	—	7,969
Repurchase of common stock	—	—	—	(227,241)	(2,926)	—	—	(2,926)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(144,908)	(2,152)	—	—	(2,152)
Stock-based compensation expense	—	—	13,204	—	—	—	—	13,204
Net income	—	—	—	—	—	70,775	—	70,775
Change in foreign currency translation adjustment	—	—	—	—	—	—	(519)	(519)

Balance at December 28, 2019	111,185,113	111	523,929	(1,392,924)	(18,576)	(137,602)	(583)	367,279
Issuance of common stock pursuant to equity incentive plans	1,548,614	2	4,614	—	—	—	—	4,616
Repurchase of common stock	—	—	—	(2,309,604)	(30,290)	—	—	(30,290)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(182,124)	(2,444)	—	—	(2,444)
Stock-based compensation expense	—	—	13,394	—	—	—	—	13,394
Net loss	—	—	—	—	—	(52,320)	—	(52,320)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(431)	(431)
Balance at March 28, 2020	112,733,727	113	541,937	(3,884,652)	(51,310)	(189,922)	(1,014)	299,804
Issuance of common stock pursuant to equity incentive plans	1,683,163	2	5,120	—	—	—	—	5,122
Repurchase of common stock	—	—	—	—	—	—	—	—
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(221,104)	(2,007)	—	—	(2,007)
Stock-based compensation expense	—	—	15,041	—	—	—	—	15,041
Net loss	—	—	—	—	—	(56,980)	—	(56,980)
Change in foreign currency translation adjustment	—	—	—	—	—	—	219	219
Balance at June 27, 2020	114,416,890	$115	$562,098	(4,105,756)	$(53,317)	$(246,902)	$(795)	$261,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities
Net income (loss)	$167,339	$(38,526)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	25,789	27,692
Impairment and abandonment charges	2,789	14,047
Stock-based compensation expense	46,755	41,638
Other	1,253	4,371
Deferred income taxes	95	(176)
Foreign currency transaction gain	(2,226)	(1,491)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,846)	53,418
Inventories	32,333	129,623
Other assets	(17,730)	(4,400)
Accounts payable and accrued expenses	(27,169)	(162,137)
Accrued compensation	21,501	8,038
Deferred revenue	7,715	3,506
Other liabilities	2,143	7,548
Net cash provided by operating activities	246,741	83,151
Cash flows from investing activities
Purchases of property and equipment, intangible and other assets	(34,792)	(29,905)
Cash paid for acquisition, net of acquired cash	—	(36,289)
Net cash used in investing activities	(34,792)	(66,194)
Cash flows from financing activities
Repayments of borrowings	(25,000)	(5,000)
Payments for repurchase of common stock	(21,729)	(33,216)
Proceeds from exercise of common stock options	131,536	17,708
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of restricted stock units	(34,877)	(6,603)
Net cash provided by (used in) financing activities	49,930	(27,111)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,735	639
Net increase (decrease) in cash, cash equivalents and restricted cash	263,614	(9,515)
Cash, cash equivalents and restricted cash
Beginning of period	407,291	338,820
End of period	$670,905	$329,305
Supplemental disclosure
Cash paid for interest	$434	$1,318
Cash paid for taxes, net of refunds	$3,773	$1,153
Cash paid for amounts included in the measurement of lease liabilities	$15,078	$11,689
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$9,046	$3,055
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,622	$75,913

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

The Company’s products are sold through third-party physical retailers, including custom installers of home audio systems, select e-commerce retailers, and its website, sonos.com. The Company’s products are distributed in over 50 countries through its wholly owned subsidiaries: Sonos Europe B.V. in the Netherlands, Beijing Sonos Technology Co. Ltd. in China, Sonos Japan GK in Japan, and Sonos Australia Pty Ltd. in Australia.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three and nine months ended July 3, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020 and will reoccur in the fiscal year ending October 3, 2026. The nine months ended July 3, 2021 and June 27, 2020 spanned 39 weeks each. As used in this Quarterly Report on Form 10-Q, “fiscal 2021” refers to the fiscal year ending October 2, 2021 and “fiscal 2020” refers to the fiscal year ended October 3, 2020.

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

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, and it subsequently issued amendments to the initial guidance (collectively referred to as "Topic 326"), which provide a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including accounts receivable. The Company adopted this standard effective October 4, 2020, using a modified retrospective approach. Under the new standard, the allowance for credit losses is based on the Company's assessment of collectability of accounts, including consideration of the age of invoices, each customer's expected ability to pay and collection history, customer-specific information and current economic conditions that may impact a customer's ability to pay. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of July 3, 2021 and October 3, 2020:

	July 3, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$472,454	$—	$—	$472,454

	October 3, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$281,380	$—	$—	$281,380

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

4. Revenue and Geographic Information

Disaggregation of revenue

Revenue by geographical region also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region and is based on ship-to address, as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
(In thousands)
Americas	$223,720	$151,167	$784,898	$556,325
Europe, Middle East and Africa (“EMEA”)	126,228	83,818	480,541	353,807
Asia Pacific (“APAC”)	28,724	14,325	91,765	76,359
Total revenue	$378,672	$249,310	$1,357,204	$986,491

Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
(In thousands)
United States	$203,387	$140,012	$712,302	$512,040
Other countries	175,285	109,298	644,902	474,451
Total revenue	$378,672	$249,310	$1,357,204	$986,491

Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
(In thousands)
Sonos speakers	$310,233	$196,895	$1,105,283	$779,939
Sonos system products	47,621	42,164	197,442	150,887
Partner products and other revenue	20,818	10,251	54,479	55,665
Total revenue	$378,672	$249,310	$1,357,204	$986,491

5. Balance Sheet Components

Accounts receivable, net of allowances

Accounts receivable, net of allowances, consist of the following:

	July 3, 2021	October 3, 2020
(In thousands)
Accounts receivable	$86,540	$73,757
Allowance for credit losses	(1,477)	(1,307)
Allowance for sales incentives	(14,734)	(17,515)
Accounts receivable, net of allowances	$70,329	$54,935

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Inventories

Inventories consist of the following:

	July 3, 2021	October 3, 2020
(In thousands)
Finished goods	$132,784	$172,184
Component parts	13,913	8,646
Inventories	$146,697	$180,830

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

Intangible assets

The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	July 3, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Technology	$7,813	$(2,960)	$4,853	2.88
Other	39	(30)	9	0.42
Total finite-lived intangible assets	7,852	(2,990)	4,862	2.87
In-process research and development and other intangible assets not subject to amortization	20,100	—	20,100
Total intangible assets	$27,952	$(2,990)	$24,962

The following table summarizes estimated future amortization expense of the Company's intangible assets as of July 3, 2021:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2021	$488
2022	1,936
2023	1,248
2024	1,020
2025	170
2026 and thereafter	—
Total future amortization expense	$4,862

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Accrued expenses

Accrued expenses consist of the following:

	July 3, 2021	October 3, 2020
(In thousands)
Accrued advertising and marketing	$17,122	$10,609
Accrued taxes	12,023	6,252
Accrued inventory	16,747	2,843
Accrued manufacturing, logistics and product development	13,958	9,753
Accrued general and administrative expenses	11,000	10,068
Other accrued payables	6,156	5,524
Total accrued expenses	$77,006	$45,049

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and cloud-based services.

The following table presents the changes in the Company’s deferred revenue for the nine months ended July 3, 2021 and June 27, 2020:

	July 3, 2021	June 27, 2020
(In thousands)
Deferred revenue, beginning of period	$62,388	$56,449
Recognition of revenue included in beginning of period deferred revenue	(13,381)	(10,210)
Revenue deferred, net of revenue recognized on contracts in the respective period	21,379	14,126
Deferred revenue, end of period	$70,386	$60,365

The Company expects the following recognition of deferred revenue as of July 3, 2021:

	For the fiscal years ending
	2021	2022	2023	2024	2025 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$4,624	$16,157	$14,229	$12,178	$23,198	$70,386

Other current liabilities

Other current liabilities consist of the following:

	July 3, 2021	October 3, 2020
(In thousands)
Reserve for returns	$19,758	$14,195
Short-term operating lease liabilities	10,734	10,910
Product warranty liability	5,233	3,628
Other	6,746	2,417
Total other current liabilities	$42,471	$31,150

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following table presents the changes in the Company’s warranty liability for the nine months ended July 3, 2021 and June 27, 2020:

	July 3, 2021	June 27, 2020
(In thousands)
Warranty liability, beginning of period	$3,628	$3,254
Provision for warranties issued during the period	12,218	9,609
Settlements of warranty claims during the period	(10,613)	(9,657)
Warranty liability, end of period	$5,233	$3,206

6. Debt

The Company's debt obligation consists of the Secured Credit Facility with J.P. Morgan Chase Bank, N.A. (the “Credit Facility”). In January 2021, the Company repaid all of its outstanding principal balance of $24.9 million under the J.P. Morgan Chase Bank, N.A. Secured Term Loan (the "Term Loan") which had an original maturity date of October 2021. As of July 3, 2021, the Company did not have any remaining short- or long-term debt obligations, and as of October 3, 2020, the Company’s short- and long-term debt obligations were as follows:

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

The Credit Facility allows the Company to borrow up to $80.0 million, restricted to the value of the borrowing base, which is based on the value of inventory and accounts receivable and is subject to quarterly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of both July 3, 2021 and October 3, 2020, the Company did not have any outstanding borrowings and had $3.0 million and $0.5 million, respectively, in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility require the Company to maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of July 3, 2021 and October 3, 2020, the Company was in compliance with all financial covenants. The Credit Facility is collateralized by eligible inventory and accounts receivable of the Company, as well as the Company's intellectual property including patents and trademarks.

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

On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement of certain Sonos patents related to its smart speakers and related technology. On February 6, 2020, the ITC initiated a formal investigation into the Company’s claims. Google and Alphabet filed an initial answer in the ITC action on February 27, 2020 and an amended answer on April 3, 2020, denying infringement and alleging that the asserted patents are invalid. The ITC case went to trial at the end of February 2021, and we expect an initial determination from the administrative law judge in the ITC case on or about August 13, 2021, which date was extended from the original date of May 11, 2021 as a result of COVID-related scheduling issues and workload increases pursuant to an order from the Chief Administrative Law Judge in May 2021. On March 4, 2020, the California District Court stayed the district court proceeding pending resolution of the ITC investigation. On March 11, 2020, Google filed an answer in the California District Court, denying infringement and alleging that the asserted patents are invalid. On September 28, 2020, Google filed for a declaratory judgement of non-infringement in the U.S. District Court for the Northern District of California related to five different Sonos patents. On September 29, 2020, the Company filed a lawsuit against Google in the U.S. District Court for Western District of Texas, alleging infringement of those five Sonos patents and seeking monetary damages and other non-monetary relief. On December 1, 2020, the Company filed a lawsuit against Google Germany GmbH and Google Ireland Ltd. in the regional court of Hamburg, Germany, alleging infringement of a Sonos patent related to control of playback of media by mobile and playback devices and seeking non-monetary relief. The Hamburg Court issued a judgment on February 25, 2021 declining to issue a preliminary injunction against Google Germany GmbH, although such court did issue a preliminary injunction against Google Ireland Ltd. on April 29, 2021. The issued preliminary injunction prevents Google Ireland Ltd. from making available in Germany its infringing Cast technology, aspects of which are protected by a Sonos patent related to enabling the ability to cast and control media content from a mobile phone or tablet on one or more smart playback devices. On June 17, 2021, the Company filed a penalty request with the Hamburg Court, alleging Google's failure to comply with the issued preliminary injunction, which penalty request Google has appealed both to stay enforcement and on the merits.

On June 11, 2020, Google filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, alleging infringement of five Google patents generally related to noise cancellation, digital rights management, media search and wireless relays and seeking monetary damages and other non-monetary relief. On November 2, 2020, the California District Court granted Sonos’ motion to dismiss Google’s allegation of infringement of one of these five Google patents, specifically a patent generally related to media search, finding that the invention at issue is patent ineligible. On June 4, 2021, the California District Court granted a stipulation to dismiss Google's allegation of infringement of another asserted patent involving noise cancellation. On June 12, 2020, Google filed lawsuits in District Court Munich I against Sonos Europe B.V. and Sonos, Inc., alleging infringement of two Google patents generally related to digital rights management and search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. On January 14, 2021, Google amended its infringement complaint related to the search notifications patent to relate to a limited version of the claims, in view of prior art cited by the Company. On March 3, 2021, the District Court Munich stayed a case for infringement of the search notifications patent pending the outcome of a nullity action based on doubt as to the validity of the patent. On June 23, 2021, the Munich court issued a decision dismissing Google's complaint related to the digital rights management patent for lack of infringement of at least two claim features. On August 21, 2020, Google filed a lawsuit against Sonos, Inc. in Canada, alleging infringement of one Google patent generally related to noise cancellation technology. On August 21, 2020, Google filed a lawsuit against

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Sonos Europe B.V. and Sonos, Inc. in France, alleging infringement of two Google patents generally related to digital rights management and search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. On February 8, 2021, Google withdrew its infringement allegations regarding the search notifications patent in view of prior art brought to the attention of the court by the Company. In August 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in the Netherlands alleging infringement of a Google patent related to search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. In September 2020, Google filed a lawsuit against Sonos Europe B.V. in the Netherlands, alleging infringement of a Google patent related to digital rights management, and seeking monetary damages and enforcement of an injunction preventing sales of any infringing Sonos products, which was transferred to the Midden-Netherlands court on March 22, 2021 following the grant of the Company's challenge to improper jurisdiction. A range of loss, if any, associated with these matters is not probable or reasonably estimable as of July 3, 2021 and October 3, 2020.

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of July 3, 2021 and October 3, 2020.

The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

On May 13, 2020, the Company was granted a temporary exclusion from the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs") for its component products. On July 23, 2020, the Company was granted a temporary exclusion from Section 301 tariffs for its core speaker products. These exclusions eliminated the tariffs on the Company's component and core speaker products imported from China until August 31, 2020 and entitled the Company to a refund for the tariffs paid since September 2019, the date the Section 301 tariffs were imposed. On August 28, 2020, the United States Trade Representative granted an extension through December 31, 2020 of the exclusion for the Company’s core products, with the Section 301 tariffs for our core products automatically reinstating on January 1, 2021. The exclusion for the Company’s component products was not extended past August 31, 2020, with the Section 301 tariffs for our component products automatically reinstating on September 1, 2020. Tariff refund claims are subject to review and approval by U.S. Customs and Border Protection. As of July 3, 2021, the Company recognized $11.2 million in refunds based upon acceptance of the Company's refund request, recognized as a reduction to cost of revenue, and the outstanding refund receivable was approximately $1.2 million which is recorded in other current assets on the condensed consolidated balance sheets. As of July 3, 2021, the remaining outstanding tariff refund the Company expects to recover was approximately $22.5 million. The Company did not record these potential refunds due to uncertainty of the timing of acceptance of approval and will be recognized as a reduction to cost of revenue if and when acceptance occurs.

8. Stockholders' Equity

Share repurchase program

On November 17, 2020, the Board of Directors authorized a common stock repurchase program of up to $50.0 million. During the nine months ended July 3, 2021, the Company repurchased 643,567 shares for an aggregate purchase price of $21.7 million at an average price of $33.74 per share under the repurchase program. The Company had $28.3 million available for share repurchases under the repurchase program as of July 3, 2021.
Treasury stock during the nine months ended July 3, 2021 included shares withheld to satisfy employees' tax withholding requirements in connection with vesting of RSUs. Additionally, during the nine months ended July 3, 2021 the Company retired 1,424,061 shares of treasury stock. The Company accounts for the retirement of treasury stock by deducting its par value from common stock and reflecting any excess of cost over par value as a deduction from additional paid-in-capital on the condensed consolidated balance sheets.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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
The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at October 3, 2020	28,422,940	$12.03	5.6	$99,053
Granted	—	—
Exercised	(11,992,137)	10.97
Forfeited	(441,379)	14.37
Outstanding at July 3, 2021	15,989,424	$12.76	5.3	$370,365
At July 3, 2021
Options exercisable	13,737,886	$12.46	5.0	$322,318
Options vested and expected to vest	15,777,683	$12.74	5.3	$365,799

As of July 3, 2021 and October 3, 2020, the Company had $8.3 million and $16.9 million, respectively, of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.1 and 1.5 years, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Restricted stock units
Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. The fair value of RSUs is based on the Company's closing stock price on the trading day immediately preceding the date of grant. RSUs typically have an initial annual cliff vest, and then vest quarterly over the service period, which is generally four years. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 3, 2020	11,647,951	$10.50	$180,543
Granted	2,742,382
Released	(3,204,542)
Forfeited	(892,050)
Outstanding at July 3, 2021	10,293,741	$12.26	$369,751

As of July 3, 2021 and October 3, 2020, the Company had $97.2 million and $92.4 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.7 and 3.0 years, respectively.

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

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 3, 2020	—	$—	$—
Granted	158,521
Vested	—
Forfeited	—
Outstanding at July 3, 2021	158,521	$22.81	$5,694

As of July 3, 2021, the Company had $4.3 million of unrecognized stock-based compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.4 years.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

    Stock-based compensation

Total stock-based compensation expense by functional category was as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
(In thousands)
Cost of revenue	$248	$306	$723	$866
Research and development	6,125	6,154	19,067	16,697
Sales and marketing	3,277	3,710	10,317	10,658
General and administrative	5,897	4,871	16,648	13,417
Total stock-based compensation expense	$15,547	$15,041	$46,755	$41,638

10. Income Taxes

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate ("AETR"), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the AETR, and if the estimated AETR changes, a cumulative adjustment is made in that quarter. For the three and nine months ended June 27, 2020, the Company excluded certain jurisdictions from the calculation of the estimated AETR as the Company anticipated an ordinary loss in these jurisdictions for which no tax benefit could be recognized.

The Company recorded a provision for income taxes of $0.9 million and $0.2 million for the three months ended July 3, 2021 and June 27, 2020, respectively, related to U.S. and non-U.S. income taxes. The Company recorded a provision for income taxes of $3.4 million and benefit from income taxes of less than $0.1 million for the nine months ended July 3, 2021 and June 27, 2020, respectively. For the three and nine months ended July 3, 2021 the Company's tax provision includes a discrete benefit for U.S. share-based compensation. For the nine months ended June 27, 2020, the Company's tax provision includes a discrete income tax benefit resulting from a favorable release of uncertain tax positions in the U.S. coinciding with the issuance of the Base Erosion and Anti-Abuse Tax (“BEAT”) Regulations.

For the nine months ended July 3, 2021, the Company maintained a full valuation allowance on its deferred tax assets in the U.S. and certain other non-US entities due to a history of operating losses. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of the valuation allowance in the U.S. and certain other non-US entities would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S. and certain other non-US entities.

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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$17,826	$(56,980)	$167,339	$(38,526)
Denominator:
Weighted-average shares of common stock—basic	125,138,279	109,477,622	120,876,472	109,325,785
Effect of potentially dilutive stock options	10,702,443	—	10,282,836	—
Effect of RSUs	8,276,118	—	8,103,126	—
Effect of PSUs	64,792	—	31,341	—
Weighted-average shares of common stock—diluted	144,181,632	109,477,622	139,293,775	109,325,785
Net income (loss) per share attributable to common stockholders:
Basic	$0.14	$(0.52)	$1.38	$(0.35)
Diluted	$0.12	$(0.52)	$1.20	$(0.35)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Stock options to purchase common stock	5,887,084	32,940,890	10,161,710	34,720,498
Restricted stock units	2,709,489	10,076,832	3,806,326	8,038,804
Performance stock units	56,742	—	33,653	—
Total	8,653,315	43,017,722	14,001,689	42,759,302

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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The remaining balance in accrued expenses and accrued compensation associated with restructuring activities is nominal as of the third quarter of fiscal 2021. These costs required the Company to make certain judgments and estimates regarding the amount and timing of the 2020 restructuring plan and related impairment charges or recoveries. The estimated liability could change subsequent to its recognition as part of the 2020 restructuring plan, requiring adjustments to the expense and liability recorded. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available.

13. Retirement Plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $1.8 million and $1.4 million for the three months ended July 3, 2021 and June 27, 2020, respectively. The Company's matching contributions totaled $5.3 million and $4.5 million for the nine months ended July 3, 2021 and June 27, 2020, respectively.

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

COVID-19 Update

In December 2019, the novel coronavirus (COVID-19) was reported in China and subsequently was declared a global pandemic in March 2020 by the World Health Organization. The impact of the pandemic has led to significant challenges to our global economy. Starting in March 2020, we implemented global travel restrictions and work-from-home policies for employees who have the ability to work remotely and continue to operate with these policies through the third quarter of fiscal 2021. As of the date of this report, these policies have not materially adversely affected our operations, financial reporting or internal controls.

Beginning in fiscal 2020 and continuing into the first half of fiscal 2021, COVID-19 fueled strong performance in our direct-to-consumer sales channel, primarily by driving increased orders through our website. For much of the pandemic, we experienced weakened retail demand due to store closures, modifications of the retail experience, and inventory re-balancing by retail partners. More recently, as retail stores have re-opened and restrictions have eased in more end-markets, we have seen a corresponding return of retail demand. COVID-19 has also affected our supply chain consistent with its effect across many industries, including creating shipping and logistics challenges, and placing significant limits on component supplies. Especially when combined with the increased demand for our products, these supply chain impacts have resulted in delayed product availability. The pandemic has also delayed our efforts to fully diversify our supply chain into Malaysia until fiscal 2022. We expect these impacts, including potential delayed product availability, to continue for as long as the global supply chain is experiencing these challenges. We continue to invest in supply chain initiatives to meet increasing customer demand to address industry-wide capacity challenges. We continue to maintain our liquidity and believe our existing cash and cash equivalent balances, cash flow from operations, and committed credit lines are sufficient to meet our long-term working capital and capital expenditure needs.

While the situation caused by COVID-19 is unprecedented and dynamic, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19, refer to Part II, Item 1A. Risk factors.

Key Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are total revenue, products sold, adjusted EBITDA and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA is net income (loss). In the three months ended July 3, 2021 and June 27, 2020, we had net income of $17.8 million and net loss of $57.0 million, respectively. In the nine months ended July 3, 2021 and June 27, 2020, we had net income of $167.3 million and net loss of $38.5 million, respectively.

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
(In thousands, except percentages)
Total revenue	$378,672	$249,310	$1,357,204	$986,491
Products sold	1,491	923	5,179	4,544
Adjusted EBITDA(1)	$46,692	$(2,720)	$261,471	$62,115
Adjusted EBITDA margin(1)	12.3%	(1.1)%	19.3%	6.3%

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
(In thousands, except percentages)
Net income (loss)	$17,826	$(56,980)	$167,339	$(38,526)
Add (deduct):
Depreciation and amortization	9,065	8,861	25,789	27,692
Stock-based compensation expense	15,547	15,041	46,755	41,638
Interest income	(34)	(81)	(114)	(1,954)
Interest expense	77	360	525	1,187
Other income, net	(1,998)	(365)	(4,678)	(3,366)
Provision for (benefit from) income taxes	858	152	3,436	(1)
Restructuring and related expenses (Note 12)	—	26,160	(2,611)	26,160
Legal and transaction related costs (1)	5,351	4,132	25,030	9,285
Adjusted EBITDA	$46,692	$(2,720)	$261,471	$62,115
Revenue	$378,672	$249,310	$1,357,204	$986,491
Adjusted EBITDA margin	12.3%	(1.1)%	19.3%	6.3%

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

Channel strategy. We are focused on reaching and converting prospective customers through third-party retail stores, e-commerce retailers, custom installers of home audio systems, and our website sonos.com. We are investing in our e-commerce capabilities and in-app experience to drive direct sales. Sales through our direct-to-consumer channel, primarily through sonos.com, increased in the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020. We believe the growth of our own e-commerce channel will continue to be important to supporting our overall growth and profitability as consumers continue the shift from physical to online sales channels. Our physical retail distribution relies on third-party retailers. While we seek to increase sales through our direct-to-consumer sales channel, we expect that our third-party retailers will continue to be an important part of our ecosystem. We will continue to seek retail partners that can deliver differentiated in-store experiences to support customer demand for product demonstrations.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a full valuation allowance to offset our U.S. and certain other non-US net deferred tax assets due to a history of losses and the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of the valuation allowance in the U.S. and certain other non-US entities would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S. and certain other non-US entities.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended				Nine Months Ended
	July 03, 2021		June 27, 2020		July 3, 2021		June 27, 2020
(Dollars in thousands)	$	%	$	%	$	%	$	%
Revenue	$378,672	100.0%	$249,310	100.0%	$1,357,204	100.0%	$986,491	100.0%
Cost of revenue (1)	200,811	53.0	139,519	56.0	714,142	52.6	576,071	58.4
Gross profit	177,861	47.0	109,791	44.0	643,062	47.4	410,420	41.6
Operating expenses
Research and development (1)	55,578	14.7	57,770	23.2	164,294	12.1	159,890	16.2
Sales and marketing(1)	67,231	17.8	77,273	31.0	198,888	14.7	205,201	20.8
General and administrative (1)	38,323	10.1	31,662	12.7	113,372	8.4	87,989	8.9
Total operating expenses	161,132	42.6	166,705	66.9	476,554	35.1	453,080	45.9
Operating income (loss)	16,729	4.4	(56,914)	(22.8)	166,508	12.3	(42,660)	(4.3)
Other income (expense), net
Interest income	34	—	81	—	114	—	1,954	0.2
Interest expense	(77)	—	(360)	(0.1)	(525)	—	(1,187)	(0.1)
Other income, net	1,998	0.5	365	0.1	4,678	0.3	3,366	0.3
Total other income, net	1,955	0.5	86	—	4,267	0.3	4,133	0.4
Income (loss) before provision for (benefit from) income taxes	18,684	4.9	(56,828)	(22.8)	170,775	12.6	(38,527)	(3.9)
Provision for (benefit from) income taxes	858	0.2	152	0.1	3,436	0.3	(1)	—
Net income (loss)	$17,826	4.7%	$(56,980)	(22.9)%	$167,339	12.3%	$(38,526)	(3.9)%
Adjusted EBITDA (2)	$46,692	12.3%	$(2,720)	(1.1)%	$261,471	19.3%	$62,115	6.3%
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended				Nine Months Ended
	July 03, 2021		June 27, 2020		July 03, 2021		June 27, 2020
(In thousands, except percentages)	$	%	$	%	$	%	$	%
Cost of revenue	$248	0.1%	$306	0.1%	$723	0.1%	$866	0.1%
Research and development	6,125	1.6	6,154	2.5	19,067	1.4	16,697	1.7
Sales and marketing	3,277	0.9	3,710	1.5	10,317	0.8	10,658	1.1
General and administrative	5,897	1.6	4,871	2.0	16,648	1.2	13,417	1.4
Total stock-based compensation expense	$15,547	4.1%	$15,041	6.0%	$46,755	3.4%	$41,638	4.2%

(2) Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the sections titled “Adjusted EBITDA and adjusted EBITDA margin” and “Non-GAAP financial measures” above.

Comparison of the three and nine months ended July 3, 2021 and June 27, 2020

Revenue

Comparison of the three months ended July 3, 2021 and June 27, 2020

	Three Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
(In thousands, except percentages)
Sonos speakers	$310,233	$196,895	$113,338	57.6%
Sonos system products	47,621	42,164	5,457	12.9%
Partner products and other revenue	20,818	10,251	10,567	103.1%
Total revenue	$378,672	$249,310	$129,362	51.9%

Total revenue increased 51.9% for the three months ended July 3, 2021 compared to the three months ended June 27, 2020. The growth during the quarter was driven by strong overall demand across all our product categories. Additionally, in the prior year quarter we had lower revenue resulting from the ongoing effects of physical retail store closures stemming from COVID-19 and constrained product availability as demand exceeded our expectations in the prior year quarter. This growth was partially offset by the impact of continued constrained product availability due to industry-wide supply chain challenges, primarily related to limitations on component supplies due to the global shortage of semiconductors.

Sonos speakers revenue represented 81.9% of total revenue for the three months ended July 3, 2021. The category increased 57.6% compared to the three months ended June 27, 2020 led by the introduction of Roam, and the continued success of Arc and Sub. Sonos system products represented 12.6% of total revenue for the three months ended July 3, 2021 and increased 12.9% compared to the three months ended June 27, 2020. Partner products and other revenue represented 5.5% of total revenue for the three months ended July 3, 2021 and increased by 103.1% compared to the three months ended June 27, 2020. The increase was driven by sales of accessories and revenue from our partnership with IKEA driven by a new product introduction.

Revenue for the three months ended July 3, 2021 compared to the three months ended June 27, 2020 increased 48.0% in the Americas, increased 50.6% in EMEA, and increased 100.5% in APAC due to strong regional growth within the quarter and the recognition of IKEA-related revenue in that region.

In constant currency U.S. dollars, total revenue increased by 45.1% for the three months ended July 3, 2021 compared to the three months ended June 27, 2020. We calculate constant currency growth percentages by translating our prior period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

	Three Months Ended
	July 3, 2021	June 27, 2020	Change
(Units in thousands)
Total products sold	1,491	923	568	61.5%

The volume of products sold increased 61.5% for the three months ended July 3, 2021 compared to the three months ended June 27, 2020 driven by strong overall demand across all our product categories. The rate of increase of volume of products sold and revenue differed for the three months ended July 3, 2021 compared to the three months ended June 27, 2020 primarily due to product mix.

Comparison of the nine months ended July 3, 2021 and June 27, 2020

	Nine Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
(In thousands, except percentages)
Sonos speakers	$1,105,283	$779,939	325,344	41.7%
Sonos system products	197,442	150,887	46,555	30.9%
Partner products and other revenue	54,479	55,665	(1,186)	(2.1)%
Total revenue	$1,357,204	$986,491	$370,713	37.6%

Total revenue increased 37.6% for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020. The growth was primarily driven by strong overall demand for our products. Additionally, in the prior year we had lower revenue in the second and third quarters which were the result of certain retail partners rebalancing inventory and the negative effect of the COVID-19 pandemic on replenishment orders in the majority of our end-markets. The growth in the current year was partially offset by the impact of constrained product availability and continued industry-wide supply chain challenges, primarily related to limitations on component supplies due to the global shortage of semiconductors.

Sonos speakers revenue represented 81.4% of total revenue for the nine months ended July 3, 2021. The category increased 41.7% compared to the nine months ended June 27, 2020 led by Arc, Roam and Sub. Sonos system products represented 14.5% of total revenue for the nine months ended July 3, 2021 and increased 30.9% compared to the nine months ended June 27, 2020. Partner products and other revenue represented 4.0% of total revenue for the nine months ended July 3, 2021 and decreased by 2.1% compared to the nine months ended June 27, 2020. This decline was driven by IKEA as the retailer slowed ordering modules given lighter foot traffic in stores and modified retail experience due to COVID-19 and as a result of cyclical product launches in this business model.

Revenue for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020 increased 41.1% in the Americas, increased 35.8% in EMEA, and increased 20.2% in APAC.

In constant currency U.S. dollars, total revenue increased by 32.9% for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020. We calculate constant currency growth percentages by translating our prior period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

	Nine Months Ended
	July 3, 2021	June 27, 2020	Change
(Units in thousands)
Total products sold	5,179	4,544	635	14.0%

Volume growth of products sold for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020 was driven by growth in Sonos speakers and Sonos system products categories. The rate of increase of volume of products sold and revenue differed for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020 primarily due to product and channel mix on revenue. This volume growth was partially offset by a volume decline in partner products and other revenue due to IKEA-related products as the retailer slowed ordering modules given lighter foot traffic in stores and modified retail experience due to COVID-19 and as a result of the cyclical launch of products in this business model.

Cost of Revenue and Gross Profit

Comparison of the three months ended July 3, 2021 and June 27, 2020

	Three Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
(In thousands, except percentages)
Cost of revenue	$200,811	$139,519	$61,292	43.9%
Gross profit	$177,861	$109,791	$68,070	62.0%
Gross margin	47.0%	44.0%

The increase in cost of revenue for the three months ended July 3, 2021 compared to the three months ended June 27, 2020 is driven by the increase in products sold, as well as an overall increase in component costs and shipping and logistics costs incurred related to industry-wide supply chain dynamics. These increases were partially offset by the recognition of $5.0 million in refunds from tariffs paid in prior periods, a mix shift into lower cost products and fixed cost leverage on higher sales volume.

Gross margin increased 300 basis points for the three months ended July 3, 2021 compared to the three months ended June 27, 2020. The increase was primarily due to lower promotional discounts in the current year compared with the discounts offered in the prior year, which included the "At Home With Sonos" campaign. We also recognized $5.0 million in refunds from tariffs paid in prior periods. Additional favorability was driven by fixed cost leverage on higher sales volume. The increase in gross margin was partially offset by a shift in channel mix as retail partners rebounded from the COVID-19 impacts that had affected the prior year quarter, as well as by increased component costs, and shipping and logistics costs related to broader industry-wide supply chain challenges. Excluding the net effects of tariffs in both periods, gross margin would have been 46.8%, an increase of 110 basis points, for the three months ended July 3, 2021 compared to the three months ended June 27, 2020. We calculate gross margin excluding the effects of tariffs by removing the net impact of tariffs imposed on goods imported from China to the U.S. from gross profit divided by total revenue.

Comparison of the nine months ended July 3, 2021 and June 27, 2020

	Nine Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
(In thousands, except percentages)
Cost of revenue	$714,142	$576,071	$138,071	24.0%
Gross profit	$643,062	$410,420	$232,642	56.7%
Gross margin	47.4%	41.6%

The increase in cost of revenue for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020 is driven by the increase in products sold, as well as expedited air freight shipping, product mix and an overall increase in shipping costs incurred related to industry-wide supply chain challenges. This increase was partially offset by a reduction in tariff expenses during the first three quarters, recognition of $11.2 million in refunds from tariffs paid in prior periods, product and material cost savings realized in the first quarter of fiscal year 2021 and fixed cost leverage on higher sales volume in the second and third quarters of fiscal year 2021.

Gross margin increased 580 basis points for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020. The improvement was mainly driven by the reduction in tariff costs as we continue to diversify into Malaysia and experienced a reduction in tariff rate in the first half of the year compared to the prior year. We also recognized $11.2 million in refunds from tariffs paid in prior periods. Additional favorability was driven by a shift into higher margin products, product and material cost savings realized in the first quarter and fixed cost leverage on higher sales volume. The increase was partially offset by increased shipping costs incurred, and increased component costs related to broader industry-wide supply chain challenges. Excluding the net effects of tariffs in both periods, gross margin would have been 47.2%, an increase of 260 basis points, for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020. We calculate gross margin excluding the effects of tariffs by removing the net impact of tariffs imposed on goods imported from China to the U.S. from gross profit divided by total revenue.

Research and Development

Comparison of the three months ended July 3, 2021 and June 27, 2020

	Three Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
(In thousands, except percentages)
Research and development	$55,578	$52,821	$2,757	5.2%
Restructuring and related expenses	$—	$4,949	$(4,949)	(100.0)%
Total research and development	$55,578	$57,770	$(2,192)	(3.8)%
Percentage of revenue	14.7%	23.2%

Research and development expenses decreased $2.2 million, or 3.8%, for the three months ended July 3, 2021 compared to the three months ended June 27, 2020. Excluding the impact of $4.9 million of restructuring and related expenses for employee severance and benefit costs, site closures, and other costs related to the 2020 restructuring plan, research and development expenses for the three months ended July 3, 2021 compared to the three months ended June 27, 2020 increased by 5.2%. This increase was related to higher personnel-related expenses and other research and development costs.

Comparison of the nine months ended July 3, 2021 and June 27, 2020

	Nine Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
(In thousands, except percentages)
Research and development	$164,269	$154,941	$9,328	6.0%
Restructuring and related expenses	25	4,949	(4,924)	(99.5)%
Total research and development	164,294	159,890	4,404	2.8%
Percentage of revenue	12.1%	16.2%

Research and development expenses increased $4.4 million, or 2.8%, for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020. Excluding the year-over-year impact of $4.9 million of restructuring and related expenses for employee severance and benefit costs, site closures, and other costs related to the 2020 restructuring plan, research and development expenses for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020 increased by 6.0%. This increase was primarily due to higher personnel-related expenses of $13.8 million due to higher bonus, stock-based compensation and related payroll taxes, as well as increases in other research and development costs. This increase was partially offset by $6.0 million in product development costs and professional fees related to the costs of diversifying our manufacturing into Malaysia in the prior year, ongoing cost savings associated with the 2020 restructuring plan, as well as a reduction of costs related to global travel restrictions and work-from-home policies due to COVID-19.

Sales and Marketing

Comparison of the three months ended July 3, 2021 and June 27, 2020

	Three Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
(In thousands, except percentages)
Sales and marketing	$67,231	$57,485	$9,746	17.0%
Restructuring and related expenses	$—	$19,788	$(19,788)	(100.0)%
Total sales and marketing	$67,231	$77,273	$(10,042)	(13.0)%
Percentage of revenue	17.8%	31.0%

Sales and marketing expenses decreased $10.0 million, or 13.0%, for the three months ended July 3, 2021 compared to the three months ended June 27, 2020. Excluding the impact of $19.8 million of restructuring and related expenses for employee severance and benefit costs, site closures, and other costs related to the 2020 restructuring plan, sales and marketing expenses for the three months ended July 3, 2021 compared to the three months ended June 27, 2020 increased by 17.0%. This increase was primarily driven by $10.4 million in higher marketing expenses, as well as a slight increase in revenue-related sales fees. These increases were partially offset by cost savings associated with the 2020 restructuring plan and a reduction of costs related to global travel restrictions and work-from-home policies due to COVID-19.

Comparison of the nine months ended July 3, 2021 and June 27, 2020

	Nine Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
(In thousands, except percentages)
Sales and marketing	$201,524	$185,413	$16,111	8.7%
Restructuring and related expenses	$(2,636)	$19,788	$(22,424)	(113.3)%
Total sales and marketing	$198,888	$205,201	$(6,313)	(3.1)%
Percentage of revenue	14.7%	20.8%

Sales and marketing expenses decreased $6.3 million, or 3.1%, for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020. Excluding the year-over-year impact of $22.4 million of restructuring and related expenses for employee severance and benefit costs, site closures, and other costs related to the 2020 restructuring plan, sales and marketing expenses for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020 increased by 8.7%. The increase was primarily due to higher marketing expenses of $18.5 million, higher revenue-related sales fees resulting from higher sales in our direct-to-consumer business of $6.0 million, and higher personnel-related expenses of $1.8 million due to higher bonus, stock-based compensation and related payroll taxes. This increase was partially offset by cost savings associated with the 2020 restructuring plan of $7.0 million, and a reduction of costs related to global travel restrictions and work-from-home policies due to COVID-19.

General and Administrative

Comparison of the three months ended July 3, 2021 and June 27, 2020

	Three Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
(In thousands, except percentages)
General and administrative	$38,323	$30,239	$8,084	26.7%
Restructuring and related expenses	$—	$1,423	$(1,423)	(100.0)%
Total general and administrative	$38,323	$31,662	$6,661	21.0%
Percentage of revenue	10.1%	12.7%

General and administrative expenses increased $6.7 million, or 21.0%, for the three months ended July 3, 2021 compared to the three months ended June 27, 2020. Excluding the impact of $1.4 million of restructuring and related expenses for employee severance and benefit costs, site closures, and other costs related to the 2020 restructuring plan, general and administrative expenses for the three months ended July 3, 2021 compared to the three months ended June 27, 2020 increased by 26.7%. The increase was primarily due to an increase of $4.2 million professional fees related to our investments in information technology and other activities, $1.2 million incremental legal fees paid in connection with our IP litigation, and higher personnel-related expenses due to higher bonus and stock-based compensation of $3.8 million. The increase was partially offset by savings associated with the prior year 2020 restructuring plan and a reduction of costs related to global travel restrictions and work-from-home policies due to COVID-19.

Comparison of the nine months ended July 3, 2021 and June 27, 2020

	Nine Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
(In thousands, except percentages)
General and administrative	$113,372	$86,566	$26,806	31.0%
Restructuring and related expenses	$—	$1,423	$(1,423)	(100.0)%
Total general and administrative	$113,372	$87,989	$25,383	28.8%
Percentage of revenue	8.4%	8.9%

General and administrative expenses increased $25.4 million, or 28.8%, for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020. Excluding the impact of $1.4 million of restructuring and related expenses for employee severance and benefit costs, site closures, and other costs related to the 2020 restructuring plan, general and administrative expenses for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020 increased by 31.0%. This increase was primarily due to $17.2 million incremental legal fees paid in connection with our IP litigation, higher personnel-related expenses of $8.6 million due to higher bonus, stock-based compensation and related payroll tax expenses, as well as $4.3 million professional fees related to our investments in information technology and other activities. These increases were partially offset by cost savings associated with the 2020 restructuring plan and a reduction of costs related to global travel restrictions and work-from-home policies due to COVID-19.

Interest Income, Interest Expense and Other Income (Expense), Net

Comparison of the three months ended July 3, 2021 and June 27, 2020

	Three Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
(In thousands, except percentages)
Other income (expense), net
Interest income	$34	$81	$(47)	(58.0)%
Interest expense	$(77)	$(360)	$283	(78.6)%
Other income, net	$1,998	$365	$1,633	*
Total other income, net	$1,955	$86	$1,869	*
*not meaningful

Interest income for the three months ended July 3, 2021 compared to the three months ended June 27, 2020 decreased due to lower yields on our cash and cash equivalents. Interest expense for the three months ended July 3, 2021 compared to the three months ended June 27, 2020 decreased primarily due to a lower principal balance. The increase in other income, net for the three months ended July 3, 2021 compared to the three months ended June 27, 2020 was due to foreign currency exchange gains.

Comparison of the nine months ended July 3, 2021 and June 27, 2020

	Nine Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
(In thousands, except percentages)
Other income (expense), net
Interest income	$114	$1,954	$(1,840)	(94.2)%
Interest expense	$(525)	$(1,187)	$662	(55.8)%
Other income, net	$4,678	$3,366	$1,312	39.0%
Total other income, net	$4,267	$4,133	$134	3.2%

Interest income for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020 decreased due to lower yields on our cash and cash equivalents. Interest expense for the nine months ended July 3,

2021 compared to the nine months ended June 27, 2020 decreased primarily due to a lower principal balance. The increase in other income, net for the nine months ended July 3, 2021 compared to the nine months ended June 27, 2020 was due to foreign currency exchange gains.

Provision for (Benefit from) Income Taxes

Comparison of the three months ended July 3, 2021 and June 27, 2020

	Three Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
(In thousands, except percentages)
Provision for income taxes	$858	$152	$706	*
*not meaningful

The provision for income taxes increased from $0.2 million for the three months ended June 27, 2020 to $0.9 million for the three months ended July 3, 2021.

For the three-months ended July 3, 2021, we recorded a provision for income taxes by applying an estimated AETR to year-to-date earnings in accordance with ASC 740 offset by a discrete income tax benefit for U.S. share-based compensation resulting in an overall provision for income taxes of $0.9 million.

Comparison of the nine months ended July 3, 2021 and June 27, 2020

	Nine Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
(In thousands, except percentages)
Provision for (benefit from) income taxes	$3,436	$(1)	$3,437	*
*not meaningful

The provision for (benefit from) income taxes changed from a benefit of less than $0.1 million for the nine months ended June 27, 2020 to a provision of $3.4 million for the nine months ended July 3, 2021.

For the nine months ended July 3, 2021, we recorded a provision for income taxes by applying an estimated AETR to year-to-date earnings in accordance with ASC 740 offset by a discrete income tax benefit for U.S. share-based compensation resulting in an overall income tax provision of $3.4 million. For the nine months ended June 27, 2020, we recorded a provision for income taxes of $0.5 million for certain profitable foreign entities and an income tax benefit of $0.5 million for U.S federal and state incomes taxes which includes a favorable release of an uncertain tax position in the U.S. coinciding with the issuance of the BEAT Regulations.

Liquidity and Capital Resources

Our operations are financed primarily through cash flows from operating activities and net proceeds from the sale of our equity securities. As of July 3, 2021, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $670.9 million, including $111.4 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of July 3, 2021, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

In response to the impacts of COVID-19, we implemented a number of initiatives to maintain our liquidity and rationalize our operating expenses and initiated the 2020 restructuring plan during the third quarter of fiscal 2020. We believe our existing cash and cash equivalent balances, cash flows from operations and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, our potential merger and acquisition activity, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing it would result in increased debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Debt Obligations

Our debt obligation consists of the Credit Facility. In January 2021, we repaid all of our outstanding principal balance of $24.9 million under the Term Loan which had an original maturity date of October 2021. As of July 3, 2021, we did not have any remaining short- or long-term debt obligations, and as of October 3, 2020, our short- and long-term debt obligations were as follows:

	As of
	October 3, 2020
(In thousands, except percentages)
Term Loan (1)	2.4%	$25,000
Unamortized debt issuance costs (2)		(82)
Total indebtedness		24,918
Less short-term portion		(6,667)
Long-term debt		$18,251

(1)Original maturity date of October 2021 bore interest at a variable rate equal to an adjusted LIBOR plus 2.25%, payable quarterly.
(2)Debt issuance costs are recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility allows us to borrow up to $80.0 million restricted to the value of the borrowing base which is based on the value of our inventory and accounts receivable and is subject to quarterly redetermination. The Credit Facility matures in October 2021 and may be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of both July 3, 2021 and October 3, 2020, we did not have any outstanding borrowings and had $3.0 million and $0.5 million, respectively, in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility require that we maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and require financial statement reporting and delivery of borrowing base certificates. As of July 3, 2021 and October 3, 2020, we were in compliance with all financial covenants. The Credit Facility is collateralized by eligible inventory and accounts receivable, as well as our intellectual property including patents and trademarks.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	July 3, 2021	June 27, 2020
(In thousands)
Net cash provided by (used in):
Operating activities	$246,741	$83,151
Investing activities	(34,792)	(66,194)
Financing activities	49,930	(27,111)
Effect of exchange rate changes	1,735	639
Net increase in cash, cash equivalents and restricted cash	$263,614	$(9,515)

Cash flows from operating activities

Net cash provided by operating activities of $246.7 million for the nine months ended July 3, 2021 consisted of net income of $167.3 million, non-cash adjustments of $74.5 million and a net increase in cash related to changes in operating assets and liabilities of $4.9 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $46.8 million, depreciation and amortization of $25.8 million, and other non-cash adjustments, partially offset by foreign currency transaction gain. The net increase in cash related to operating assets and liabilities was primarily due to a decrease in inventory of $32.3 million due to the continuing impact of constrained product availability resulting from industry-wide supply chain challenges; an increase in accrued compensation of $21.5 million; an increase in deferred revenue of $7.7 million and an increase in other liabilities of $2.1 million. This increase in operating assets and liabilities was partially offset by a decrease in accounts payable and accrued expenses of $27.2 million driven by an increase in accrued marketing expenses; an increase in other assets of $17.7 million; and an increase in accounts receivable of $13.8 million due to revenue growth driven by strong overall demand.

Cash flows from investing activities

Cash used in investing activities for the nine months ended July 3, 2021 of $34.8 million was due to payments for property, equipment, and other assets. These payments were primarily comprised of manufacturing-related tooling and test equipment to support the launch of new products as well as other assets.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended July 3, 2021 of $49.9 million was due to proceeds from the exercise of stock options of $131.5 million, offset by payments for repurchases of common stock related to shares withheld for taxes associated with vesting of RSUs of $34.9 million, and payments for repurchases of common stock repayments of borrowings of $25.0 million related to our early repayment of all of our outstanding principal balance under the Term Loan.

Commitments and Contingencies

At July 3, 2021, we had $72.5 million in non-cancelable purchase commitments for inventory that we expect to purchase in the remainder of fiscal 2021.

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

For the three months ended July 3, 2021 and June 27, 2020, we recognized a gain from foreign currency of $2.0 million and a gain from foreign currency of $0.4 million, respectively. For the nine months ended July 3, 2021 and June 27, 2020, we recognized a gain from foreign currency of $4.6 million and a gain from foreign currency of $3.3 million, respectively. Based on transactions denominated in currencies other than respective functional currencies as of July 3, 2021, a hypothetical adverse change of 10% would have resulted in an adverse impact on Income (loss) before provision for (benefit from) income taxes of approximately $4.7 million for the three months ended and $18.9 million for the nine months ended July 3, 2021.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of July 3, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control

There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, COVID-19 was reported in China and subsequently was declared a global pandemic in March 2020 by the World Health Organization. To date, COVID-19 and related preventative and mitigation measures have negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. Our business and operating results have been affected by the COVID-19 pandemic as a result of, among other things, challenges we and our retail partners face in anticipating the global demand for our products given uncertainties caused by the pandemic, as well as the temporary closure of some of the retail stores in our end-markets. Although retail stores have re-opened and restrictions eased in more end-markets recently, and we have seen a corresponding return of retail demand, in the event of a COVID-19 resurgence, retail stores in an affected end-market may reinstitute operational restrictions or temporary closures, which may impact consumer retail purchasing behavior in that end-market.

The COVID-19 pandemic has also adversely affected our supply chain, consistent with its effect across many industries, including creating shipping and logistics challenges and placing significant limits on component supplies. These effects on our supply chain have resulted in delayed product availability, especially when combined with the increased demand for our products, and have adversely impacted, and may continue to adversely impact, our ability to meet our product demand, result in additional costs, result in customer dissatisfaction in the event of continued inventory shortages, or may otherwise adversely impact our business and results of operations. See "We depend on a limited number of third-party components suppliers and logistics providers" in this Item IA. Risk Factors, for more information. The pandemic has also delayed our efforts to fully diversify our supply chain into Malaysia until fiscal 2022. We expect these impacts, including delayed product availability, to continue for as long as the global supply chain is experiencing these challenges.

COVID-19 has negatively impacted the global economy to date and may cause further global economic disruption. While the duration and severity of the economic impacts of COVID-19 are unknown. it is possible that such economic impacts may be prolonged and continue beyond the administration of vaccines. In particular, any recession, depression, or other sustained adverse market event resulting from COVID-19 may result in high levels of unemployment and associated loss of personal income, decreased consumer confidence, and lower discretionary spending, which could materially and adversely affect our business, results of operations, financial position and cash flows.

The extent of the impact of the COVID-19 pandemic on our business and operating results is uncertain and difficult to predict. While vaccines are being administered in certain of our end-markets, and the impact of COVID-19 may eventually be contained or mitigated, we cannot predict the timing or effectiveness of the vaccine roll-out globally, the timing of easing of preventative or mitigation measures or mandates, the impact of any variants that emerge, or any impact of a global vaccine roll-out on the global economy, our business or our suppliers. Moreover, we have experienced increased demand for our products during the COVID-19 pandemic, particularly in our direct-to-consumer channel, and we cannot predict how or whether the easing of COVID-19 preventative or mitigation measures or mandates will impact demand for our products or shift consumer spending habits in general.

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

During the fourth quarter of fiscal 2020 and through fiscal 2021, the pandemic affected our supply chain consistent with its effect across many industries, and we saw certain constraints on the ability of our component suppliers and logistics providers to timely meet commitments, including significant limits on component supplies, primarily semiconductors, and port congestion, which has, and may continue to, adversely impact our ability to meet our product demand, result in additional costs, or may otherwise adversely impact our business and results of operations. These challenges have also delayed our efforts to fully diversify our supply chain into Malaysia until fiscal 2022. We expect these impacts to continue for as long as the global supply chain continues to experience these challenges.

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

We are dependent on our channel partners for a vast majority of our product sales. Best Buy, one of our key channel partners, accounted for 12% of our revenue in fiscal 2020. We compete with other consumer products for placement and promotion of our products in the stores of our channel partners, including in some cases products of our channel partners. Our contracts with our channel partners allow them to exercise significant discretion in the placement and promotion of our products, and such contracts do not contain any long-term volume commitments. If one or several of our channel partners do not effectively market and sell our products, discontinue or reduce the inventory of our products, increase the promotions of or choose to promote competing products over ours, the volume of our products sold to customers could decrease, and our business and results of operations would therefore be significantly harmed. As a result of the COVID-19 pandemic, many of our key channel partners have temporarily closed or reduced operations in their retail stores during fiscal 2020 and through fiscal 2021 and may continue to do so in the future, which has had, and may continue to have, a material effect on our business and results of operations.

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

We have and may in the future discontinue support for older versions of our products, resulting in customer dissatisfaction that could negatively affect our business and operating results.

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

To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally, we will need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. In particular, beginning in fiscal 2020 and through fiscal 2021, we are undergoing activities to replace our legacy enterprise resource management system in order to accommodate our expanding operations. We cannot be certain that we will institute, in a timely or efficient manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Delays or problems associated with any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation and result in errors in our financial and other reporting, any of which could harm our business and operating results.

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

The stock price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $6.97 to $43.89 through July 3, 2021. The stock price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

    Recent Sales of Unregistered Securities

None.

    Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchase of common stock during the quarter ended July 3, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 4 - May 1	—	$—	—	$49,318
May 2 - May 29	477,470	$33.59	477,470	$33,270
May 30 - Jul 3	146,550	$34.09	146,550	$28,271
Total	624,020		624,020

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

Item 6. Exhibit Index

Exhibit number	Exhibit title	Incorporated by reference				Filed or furnished herewith
		Form	File no.	Exhibit	Filing date
10.1	2018 Equity Incentive Plan and forms of agreement thereunder					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income, (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags
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

Sonos, Inc.

Date: August 11, 2021	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 11, 2021	By:	/s/ Brittany Bagley
Brittany Bagley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)