Form 10-K
period 2021-10-02
Sonos Inc
filed 2021-11-22
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
Form 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2021
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

The aggregate market value of the shares of SONO common stock held by non-affiliates of the registrant as of April 1, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $3,937.2 million based on the closing price of $38.96 as reported by The Nasdaq Global Select Market System.

As of November 8, 2021, the registrant had 127,128,556 shares of common stock outstanding, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the "2022 Proxy Statement") relating to its 2022 Annual Meeting of Stockholders. The 2022 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

We debuted the world’s first multi-room wireless sound system in 2005 and have since been a leading innovator in wireless home audio. Today, our products include wireless, portable, and home theater speakers, components, and accessories to address consumers’ evolving audio needs. In addition, we frequently introduce new services and features across our platform, providing our customers with enhanced functionality, improved sound, and an enriched user experience.

We are committed to continuous technological innovation as evidenced by our growing global patent portfolio. We believe our patents comprise the foundational intellectual property for wireless multi-room and other audio technologies.

As of October 2, 2021, we had a total of nearly 37.1 million products registered in approximately 12.6 million households globally, including the addition of approximately 1.7 million new households during fiscal 2021. Our customers have typically purchased additional Sonos products over time. As of October 2, 2021, 60% of our 12.6 million households had registered more than one Sonos product. As of October 2, 2021, our households own 3.0 products on average. We also estimate that our customers listened to 12.1 billion hours, excluding Bluetooth listening, of audio content using our products in fiscal 2021, which represents 19.0% growth from fiscal 2020.

Our innovative products, seamless customer experience, and expanding global footprint have driven 16 consecutive years of sustained revenue growth since our first product launch. We generate revenue from the sale of our Sonos speaker products, including wireless speakers and home theater speakers, from our Sonos system products, which largely comprises our component products, and from partner products and other revenue, including partnerships with IKEA and Sonance, Sonos and third-party accessories, licensing, advertising, and subscription revenue.

Our growth is driven by both new customers buying our products as well as existing customers continuing to add products to their Sonos systems. In fiscal 2021, existing customers accounted for approximately 46% of new product registrations. We sell our products primarily through over 10,000 third-party physical retail stores, including custom installers of home audio systems. We also sell through select e-commerce retailers and our website sonos.com. Our products are distributed in over 50 countries, with 48.1% of our revenue in fiscal 2021 generated outside the United States.

Our Products

Our portfolio of products encourages customers to uniquely tailor their Sonos sound systems to best meet their sound and design preferences.

•Sonos speakers. Sonos speakers comprises our wireless speakers and home theater products, including:

Product	Launch Date	Description
Roam	April 2021	Our ultra-portable smart speaker with Bluetooth and WiFi for listening on the go and at home.
Arc	June 2020
Our premium smart soundbar for TV, movies, music, gaming, and more, with support for Dolby Atmos. Replaced Playbar, our first smart soundbar released in April 2013 and Playbase, our powerful sound base for TVs released in 2017.

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

•Sonos System Products. Sonos system products comprises our component and other products which allow customers to convert third-party wired systems, stereo systems and home theater set-ups into our easy-to-use, wirelessly controlled streaming music system, including:

Product	Launch Date	Description
Port	September 2019	Our versatile streaming component for stereos or receivers. Replaced Connect which launched in January 2007.
Amp	February 2019	Our versatile amplifier powering all our customers’ entertainment. Replaced Connect: Amp which launched in September 2012.
Boost	August 2014	Our simple WiFi extension for uninterrupted listening.

•Partner Products and Other Revenue. Partner products and other revenue categories comprise products sold in connection with our partnerships, accessories, professional services, licensing, and advertising revenue. Products in this category are comprised of accessories that allow our customers to integrate our products seamlessly into their homes as well as products manufactured by and/or sold by our partners, including:

Product	Launch Date	Description
IKEA module units	Various	Hardware and embedded software integrated into final products manufactured and sold by IKEA. Current IKEA products include SYMFONISK picture frame, bookshelf speaker, and speaker lamp.
Sonos Architectural by Sonance	February 2019	Our collection of installed passive speakers for indoor and outdoor use designed and optimized for Amp in partnership with Sonance, including in-ceiling, in-wall, and outdoor speakers.
Accessories	Various	Our custom-designed stands, mounts, shelves, cables, chargers, and more.
Sonos Radio	April 2020	Our free, ad-supported streaming radio experience bringing together more than 60,000 stations from multiple streaming partners alongside original programming from Sonos.
Sonos Radio HD	November 2020	Our ad-free, high-definition streaming tier of our streaming radio service, Sonos Radio.
Audi Partnership	April 2021	Our first-ever automotive audio partnership delivering Sonos-tuned premium sound experience for the Q4 e-tron and further models including the A1, Q2, and Q3.

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

Our software provides the following key benefits:

•Multi-room experience. Our system enables our speakers to work individually or together in synchronized playback groups, powered by wireless network and Bluetooth capabilities to route and play audio optimally.

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
•Third-party partnerships. We partner with third-party developers to build new applications and services on top of the Sonos platform, increasing customer engagement and creating new experiences for our customers, such as architectural in-ceiling, in-wall and outdoor speakers in partnership with Sonance, as well as picture frames, bookshelf speaker and table lamp speaker in partnership with IKEA, and automotive sound partnership with Audi.
Our Competitive Strengths

We believe the following combination of capabilities and features of our business model distinguish us from our competitors and position us well to capitalize on our opportunities:

•Leading sound system. We have developed and refined our sound system over the last 18 years. Our effort has resulted in significant consumer awareness and market share among home audio professionals. For example, a 2021 product study by CE Pro ranked Sonos as the leading brand in the wireless speakers, soundbar, and subwoofer categories. Our 92% share in the wireless speakers category among these industry professionals significantly outpaces our competitors.

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
•Differentiated consumer experience creates engaged households who often repeat purchases. We deliver a differentiated customer experience to millions of households every day, cultivating a passionate and engaged customer base. Long-term engagement with our products and our ability to continuously improve the functionality of our existing products through software updates leads to attractive economics as customers add products to their Sonos sound systems. We generate significant revenue and profits from customers purchasing additional products to expand their Sonos sound systems. Existing households represented approximately 46% of new product registrations in fiscal 2021. We have proven our ability to profitably add new homes, and develop new experiences that drive existing customers to add additional products to their home. We believe that we have yet to fully realize the lifetime value of our customer base. We believe this aspect of our financial model will continue to contribute to our ability to achieve sustainable, profitable growth over the long term.
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

Our Growth Strategies

Key elements of our growth strategy include:

•Continued introduction of innovative products and services and expansion into new categories. To address our market opportunity, we have developed a long-term roadmap to deliver innovative products, services and software enhancements, and expand into new categories. We intend to continue to introduce products and services across multiple categories designed for enjoyment in all the places and spaces that our customers listen to audio content, including outside of the home, as well as business and enterprise customers. Executing on our roadmap will position us to acquire new customers, increase sales to existing customers, and improve the customer experience.
•Expansion of direct-to-consumer efforts and building relationships with existing channel partners and prospective customers. We are focused on reaching and converting prospective customers through third-party retail stores, e-commerce retailers, custom installers of home audio systems, and our website sonos.com. We expect that our direct-to-consumer channel will continue to contribute to our growth. We intend to continue to build direct relationships with current and prospective customers through sonos.com and the Sonos app to drive direct sales. In fiscal 2021, we generated 24.2% of total revenue through our direct-to-consumer channel, primarily sonos.com. While we seek to increase sales through our direct-to-consumer sales channel, we expect that our third-party retailers will continue to be an important part of our ecosystem. We will continue to seek retail partners that can deliver differentiated in-store experiences to support customer demand for product demonstrations. Additionally, we intend to expand and strengthen our partnerships with custom installers who are valuable to our customer base and contribute to our new household growth. For example, a 2021 product survey by CE Pro ranked Sonos as the leading brand in the wireless speakers, soundbar, and subwoofer categories. Our 92% share in the wireless speakers among these industry professionals significantly outpaces our competitors.
•Expand partner ecosystem to enhance platform. We intend to deepen our relationships with our current partners and expand our partner ecosystem by providing our customers access to streaming music services, voice assistants, internet radio, podcasts and audiobook content.

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
Research and Development

Our research and development team develops new software and hardware products and services, as well as improves and enhances our existing software and hardware products to address customer demands and emerging trends. Our team has worked on features and enhancements to the Sonos system including development and improvements to the Sonos app, product setup, Trueplay tuning, and the ability to use Alexa or Google voice services. Our audio team has developed a series of acoustic technologies which enabled us to create speakers that produce high-fidelity sound. Our wireless and radio team established world-class wireless performance that enabled multi-room experience, wireless surround sound, and many more applications. Our industrial design and mechanical engineering teams developed a cohesive, unique family of products across multiple categories and use-cases such as home theater, all-in-one, and portable. These products demonstrate a range of proprietary manufacturing and design details, logo application techniques, and assembly architecture. The products and software we develop require significant technological knowledge and expertise to develop at a competitive pace. We believe our research and development capabilities and our intellectual property differentiates us from our competitors. We intend to continue to significantly invest in research and development to bring new products and software to market and expand our platform and capabilities.

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

Manufacturing, Logistics and Fulfillment

We outsource the manufacturing of our speakers and components to contract manufacturers, using our design specifications. Our products are manufactured by contract manufacturers in China and during fiscal 2020, we began to diversify our supply chain through the addition of contract manufacturing in Malaysia. The COVID-19 pandemic has affected our supply chain consistent with its effect across many industries, including creating shipping and logistics challenges, and placing significant limits on component supplies. The pandemic has also delayed our efforts to fully diversify our supply chain into Malaysia until fiscal 2022.

Our contracts with our contract manufacturers do not obligate them to supply products to us in any specific quantity, except as specified in our purchase orders that are aligned with forecasts based on terms and conditions of the contract. The vast majority of our products are shipped to our third-party warehouses which we then ship to our distributors, retailers and directly to our customers. Our third-party warehouses are located in the United States in California and Pennsylvania, as well as internationally in Australia, Canada, the Netherlands, China, Japan, and the United Kingdom.

We use a small number of logistics providers for substantially all of our product delivery to both distributors and retailers. This approach generally allows us to reduce order fulfillment time, reduce shipping costs and improve inventory flexibility.

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

Sonos is a leading innovator that holds a comprehensive portfolio of intellectual property rights, including patents, trade secrets, copyrights, trademarks, service marks, trade dress and other forms of intellectual property rights in the U.S. and various other countries. Sonos’ patent portfolio, in particular, has been recognized as one of the strongest in consumer electronics. Our patents and patent applications relate to hardware, software, networking, accessories, and services, and include technology for the ability to stream content for playback wirelessly to one or more rooms in the home or business. It also includes technology for enabling a wide range of experiences and audio technologies that are important to the Sonos platform and enjoyed by millions of people every day across the globe. Experiences covered by our patents include simple system setup, seamless integration with other platforms and services, balanced sound, voice interactions and control, as well as experiences unique to home theater to name a few. We regularly file patent applications in the U.S. and throughout the world to protect our innovations and technology that come from areas such as research, development, and design. Our patents expire at various times and no single patent or other intellectual property right is solely responsible for protecting Sonos’ products and services. Sonos continues to invest in protecting its expanding innovation through ongoing development of its patent portfolio. In addition to its own intellectual property, Sonos also enters into licensing agreements with our third-party partners to provide access to a broad range of technology, services, and content for our customers.

In January 2020, we filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement of certain Sonos patents related to its smart speakers and related technology. In September 2020, we filed a lawsuit against Google in the U.S. District Court for Western District of Texas, alleging infringement of five Sonos wireless audio patents, which lawsuit has been subsequently transferred to the U.S. District Court for the Northern District of California. In December 2020, we filed a lawsuit against Google Germany Gmbh and Google Ireland Ltd. in the regional court of Hamburg, Germany, alleging infringement of a Sonos patent related to control of playback of media by mobile and playback devices. Google has responded by filing a patent infringement lawsuit and a declaratory judgement of non-infringement against us during fiscal 2020 in the U.S. District Court for the Northern District of California and in Canada, Germany, France and the Netherlands, and patent infringement lawsuits against our subsidiary Sonos Europe B.V. in Germany, France and the Netherlands. See Note 12. Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

While we believe that our active patents and patent applications are an important aspect of our business, we also rely heavily on the innovative skills, technical competence and marketing abilities of our personnel.

Human Capital

Sonos is dedicated to creating the ultimate listening experience for our customers, and our employees are critical to achieving this mission. In order to continue to design innovative experiences and products, and compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we continue to attract and retain experienced employees. As part of these efforts, we strive to offer a competitive compensation and benefits program, foster a community where everyone feels included and empowered to do their best work, and give employees the opportunity to give back to their communities and make a social impact.

As of October 2, 2021, we had 1,525 full-time employees. Of our full-time employees, 1,075 were in the United States and 450 were in our international locations. Other than our employees in France and the Netherlands, none of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Diversity, Equity and Inclusion. At Sonos, we believe that music and sound is universal and connects us as people, and we strive to build products that move everyone. To do this, we are committed to building an equitable and inclusive environment where diverse teams build more creative solutions, drive better results, innovate and bring their authentic selves to work each day. We monitor the representation of women and racially or ethnically diverse team members at different levels throughout the company and disclose the composition of our team in our annual Listen Better Report, which is our corporate social responsibility report available on the Investor Relations section of our website.
In fiscal 2020, we set a goal of 50% of new U.S. hires coming from underrepresented groups. In fiscal 2021, we made progress towards this goal, with 44% of new U.S. hires from underrepresented groups. As an organization, we’ve committed to annual diversity, equity and inclusion goals to increase representation at all levels and foster greater connection and belonging at Sonos. To accomplish these goals, we’re implementing initiatives to help us reach these goals, including:

•examining our hiring practices to ensure we source the best talent from the widest available pool;
•intentional listening to our employee resource groups who provide critical insight into the experience of underrepresented groups at Sonos and across our industry;
•frequent review of our policies and practices to ensure an equitable experience for all;
•coupling our hiring goals with a focus on retention, employee engagement, and inclusive leadership;
•implementing mentoring and allyship programs that connect employees to key support systems across Sonos; and
•deepening our organizational acumen around allyship, unconscious bias, and equity.

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

Available Information

We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section

15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our fiscal 2021 business and operating results were affected by the COVID-19 pandemic as a result of the temporary closure of some of the retail stores in our end-markets at various times during fiscal 2021. Although retail stores have reopened and restrictions eased in more end-markets recently, and we have seen a corresponding return of retail demand, in the event of a COVID-19 resurgence, retail stores in an affected end-market may reinstitute operational restrictions or temporary closures, which may impact consumer retail purchasing behavior in that end-market.

The COVID-19 pandemic has also adversely affected our supply chain, consistent with its effect across many industries, including creating shipping and logistics challenges and placing significant limits on component supplies. These effects on our supply chain have resulted in delayed product availability, especially when combined with the increased demand for our products, and have adversely impacted, and may continue to adversely impact, our ability to meet our product demand, result in additional costs, result in customer dissatisfaction in the event of continued inventory shortages, or may otherwise adversely impact our business and results of operations. See "We depend on a limited number of third-party components suppliers and logistics providers" in this Item 1A. Risk Factors, for more information. The pandemic has also delayed our efforts to fully diversify our supply chain into Malaysia until fiscal 2022. We expect these impacts, including delayed product availability, to continue for as long as the global supply chain is experiencing these challenges.

COVID-19 has negatively impacted the global economy to date and is likely to cause further global economic disruption. While the duration and severity of the economic impacts of COVID-19 are unknown, it is possible that such economic impacts may be prolonged and have continued effects even after the widespread administration of vaccines. In particular, any recession, depression, or other sustained adverse market event resulting from COVID-19 may result in high levels of unemployment and associated loss of personal income, decreased consumer confidence, and lower discretionary spending, which could materially and adversely affect our business, results of operations, financial position and cash flows.

The extent of the impact of the COVID-19 pandemic on our business and operating results is uncertain and difficult to predict and will depend on factors outside of our control including the timing or effectiveness of the vaccine roll-out globally, the timing of easing of preventative or mitigation measures or mandates, the impact of any variants that emerge, or any impact of a global vaccine roll-out on the global economy, our business or our suppliers. Moreover, we have experienced increased demand for our products during the COVID-19 pandemic and we cannot predict how or whether the easing of COVID-19 preventative or mitigation measures or mandates will impact demand for our products or shift consumer spending habits in general.

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

In order to deliver products that appeal to changing and increasingly diverse consumer preferences and to overcome the fact that a relatively high percentage of consumers may already own or use products that they perceive to be similar to those that we offer, we must develop superior technology, anticipate increasingly diverse consumer tastes and rapidly develop attractive products with competitive selling prices. In addition, many of our current and potential partners have business objectives that may drive them to sell their speaker products at a significant discount compared to ours. Amazon and Google, for example, both currently offer their speaker products at significantly lower prices than Sonos One, Sonos Beam, Sonos Arc, Sonos Roam and Sonos Move. Many of these partners may subsidize these prices and seek to monetize their customers through the sale of additional services rather than the speakers themselves. Even if we are able to efficiently develop and offer innovative products at competitive selling prices, our operating results and financial condition may be adversely impacted if we are unable to effectively anticipate and counter the ongoing price erosion that frequently affects consumer products or if the average selling prices of our products decrease faster than we are able to reduce our manufacturing costs.

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

Due to the quickly evolving and highly competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. For example, in June 2020, we introduced Arc, our premium smart soundbar, Five and the next generation of our Sub, in November 2020, we introduced Radio HD, our ad-free high-definition streaming tier of our radio service, and, in April 2021, we introduced Roam, our portable smart speaker. The successful introduction of these products and any new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. We face significant challenges in managing the risks associated with new product introductions and production ramp-up issues, including accurately forecasting initial consumer demand, effectively managing any third-party strategic alliances or collaborative partnerships related to new product development or commercialization, as well as the risk that new products may have quality or other defects in the early stages of introduction or may not achieve the market acceptance necessary to generate sufficient revenue. New and upgraded products can also affect the sales and profitability of existing products. Accordingly, if we cannot properly manage the introduction of new products, our operating results and financial condition may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.

We have a history of losses and expect to incur increased operating costs in the future, and we may not sustain profitability or consistent revenue growth.

We have experienced net losses in our previous annual periods. In the fiscal years ended October 3, 2020, and September 28, 2019, we had net losses of $20.1 million and $4.8 million, respectively. We had an accumulated deficit of $69.9 million as of October 2, 2021. We expect our operating expenses to increase in the future as we expand our operations and execute on our product roadmap and strategy. We plan to make significant future expenditures related to the expansion of our business and our product offerings, including investments in:
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

We need to increase our revenue to maintain profitability in the future and we cannot assure you that we will be able to increase our revenue, particularly in a global recession or depression. For example, the COVID-19 pandemic and related disruptions and uncertainties in the global economy and in consumer spending had certain adverse impacts on our revenue in fiscal 2020 and fiscal 2021. Our ability to achieve revenue growth will depend in part on our ability to execute on our product roadmap and our strategy and to determine the market opportunity for new products. New product introductions may adversely impact our gross margin in the near to intermediate term due to the frequency of these product introductions and their anticipated increased share of our overall product volume. The expansion of our business and product offerings also places a continuous and significant strain on our management, operational and financial resources. In the event that we are unable to grow our revenue, or in the event that revenue grows more slowly than we expect, our operating results could be adversely affected and our stock price could be harmed.

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

We have increasingly focused our product roadmap on voice-enabled speakers. We introduced our first voice-enabled speaker, Sonos One, in October 2017, our first voice-enabled home theater speaker, Sonos Beam, in July 2018, our first Bluetooth-enabled portable speaker with voice control, Sonos Move, in September 2019 and our voice-enabled premium home theater speaker, Sonos Arc, in June 2020. In April 2021, we introduced Roam, our portable smart speaker. If the voice-enabled speaker markets do not continue to grow or grow in unpredictable ways, our revenue may fall short of expectations and our operating results may be harmed, particularly since we incur substantial costs to introduce new products in advance of anticipated sales. Additionally, even if the market for voice-enabled speakers does continue to grow, we may not be successful in developing and selling speakers that appeal to consumers or gain sufficient market acceptance. To succeed in this market, we will need to design, produce and sell innovative and compelling products and partner with other businesses that enable us to capitalize on new technologies, some of which have developed or may develop and sell voice-enabled speaker products of their own as further described herein.

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

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright and trade secret protection laws, to protect our proprietary rights. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights or challenge our proprietary rights, pending and future patent and trademark applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition and results of operations. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, on January 7, 2020, we filed a complaint with the U.S. International Trade Commission against Alphabet and Google and a lawsuit in the U.S. District Court for the Central District of California against Google, alleging patent infringement of certain Sonos patents related to our smart speakers and related technology. In addition, on September 29, 2020, we filed a lawsuit against Google in the U.S. District Court for Western District of Texas, subsequently transferred to the Northern District of California, alleging infringement of five Sonos wireless audio patents, and, in December 2020, we filed a lawsuit against Google Germany Gmbh and Google Ireland Ltd. in the regional court of Hamburg, Germany, alleging infringement of a Sonos patent related to control of playback of media by mobile and playback devices. The cost of defending our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims or actions against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.

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

We are dependent on a number of technology partners for the development of our products, some of which have developed or may develop and sell products that compete with our products. These technology partners may cease doing business with us or disable the technology they provide our products for a variety of reasons, including to promote their products over our own. For example, we are currently manufacturing and developing voice-enabled speaker systems that are enhanced with the technology of our partners, including those who sell competing products. We introduced Sonos One, Sonos Beam, Sonos Move, Sonos Roam, and Sonos Arc, which feature built in voice-enabled speakers powered by Amazon’s Alexa or Google’s Google Assistant technology. One or more of our partners could disable their integration, terminate or not renew their distribution agreement with us, or begin charging us for their integration with our voice-enabled products. For example, our current agreement with Amazon allows Amazon to disable the Alexa integration in our voice-enabled products with limited notice. We cannot assure you that we will be successful in establishing partnerships with other companies that have developed voice-control enablement technology or in developing such technology on our own.

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

We are dependent on a limited number of suppliers for various key components used in our products, and we may from time to time have sole source suppliers. The cost, quality and availability of these components are essential to the successful production and sale of our products. We are subject to the risk of industry-wide shortages, price fluctuations and long lead times in the supply of these components and other materials, which risk has been and may continue to be increased by the impact of COVID-19. If the supply of these components is delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. In the event we are unable to obtain components in sufficient quantities on a timely basis and on commercially reasonable terms, our ability to sell our products in order to meet market demand would be affected and could materially and adversely affect our brand, image, business prospects and operating results.

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

During the fourth quarter of fiscal 2020 and through fiscal 2021, the pandemic affected our supply chain, consistent with its effect across many industries, and we saw certain constraints on the ability of our component suppliers and logistics providers to timely meet commitments, including significant limits on component supplies, primarily semiconductors, and port congestion, which has, and may continue to, adversely impact our ability to meet our product demand, result in additional costs, or may otherwise adversely impact our business and results of operations. These challenges have also delayed our efforts to fully diversify our supply chain into Malaysia until fiscal 2022. We expect these impacts to continue for as long as the global supply chain continues to experience these challenges.

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

We are dependent on our channel partners for a vast majority of our product sales. Best Buy, one of our key channel partners, accounted for 14% of our revenue in fiscal 2021. We compete with other consumer products for placement and promotion of our products in the stores of our channel partners, including in some cases products of our channel partners. Our contracts with our channel partners allow them to exercise significant discretion in the placement and promotion of our products, and such contracts do not contain any long-term volume commitments. If one or several of our channel partners do not effectively market and sell our products, discontinue or reduce the inventory of our products, increase the promotions of or choose to promote competing products over ours, the volume of our products sold to customers could decrease, and our business and results of operations would therefore be significantly harmed. As a result of the COVID-19 pandemic, many of our key channel partners have temporarily closed or reduced operations in their retail stores at various times during fiscal 2021 and may continue to do so in the future, which has had, and may continue to have, a material effect on our business and results of operations.

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

We have operations outside the United States, and we expect to continue to expand our international presence, especially in Asia. In fiscal 2021, 48.1% of our revenue was generated outside the United States. This subjects us to a variety of risks inherent in doing business internationally, including:

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

To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally, we will need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. In particular, beginning in fiscal 2020 and continuing through fiscal 2021, we began activities to replace our legacy enterprise resource management system in order to accommodate our expanding operations. We cannot be certain that we will institute, in a timely or efficient manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Problems associated with, or disruptions resulting from, any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation, result in errors in our financial and other reporting and affect our ability to maintain an effective internal control environment and meet our external reporting obligations, any of which could harm our business and operating results and affect our stock price.

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

The use of data by our business and our business associates is highly regulated in all our operating countries. Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to, among other things, systems changes and the development of new processes. If we or those with whom we share information fail to comply with laws and regulations, such as the General Data Protection Regulation ("GDPR") and California Consumer Privacy Act ("CCPA"), our reputation could be damaged, possibly resulting in lost business, and we could be subjected to additional legal risk or financial losses as a result of non-compliance. Complying with such laws may also require us to modify our data processing practices and policies and incur substantial expenditures.

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

Further, in the past, internet service providers ("ISPs") have attempted to implement usage-based pricing, bandwidth caps and traffic shaping or throttling. To the extent network operators create tiers of internet access service and charge our customers in direct relation to their consumption of audio content, our ability to attract and retain customers could be impaired, which would harm our business. Net neutrality rules, which were designed to ensure that all online content is treated the same by ISPs and other companies that provide broadband services, were repealed by the Federal Communications Commission ("FCC") effective June 2018. Although the FCC has preempted state jurisdiction on net neutrality, some states have taken executive action directed at reinstating aspects of the FCC’s 2015 order. Further, while many countries, including across the EU, have implemented net neutrality rules, in others, the laws may be nascent or non-existent. The absence or repeal of the net neutrality rules could force us to incur greater operating expenses, cause our streaming partners to seek to shift costs to us or result in a decrease in the streaming-based usage of our platform by our customers, any of which would harm our results of operations. In addition, given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

Legal and Regulatory Risks

Changes in international trade policies, including the imposition of tariffs have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.

Under the previous administration, the U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, including those under the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"), which Section 301 tariffs have increased our cost of revenue and adversely impacted our results of operations. We were able to obtain an exemption from the Section 301 tariffs for certain of our products for a period of time during fiscal 2020 and, for our core speaker products, through the first quarter of fiscal 2021 but all exemptions which we were granted expired on December 31, 2020. To date, we have been able to obtain refunds on tariffs paid during the exemption periods and continue to see outstanding refund requests and corresponding refunds processed.

In the event that future tariffs are imposed on imports of our products, we do not successfully obtain the remaining refunds to which we are currently entitled, we are not successful in any future exemption requests, the amounts of existing tariffs are increased, we experience prolonged COVID-19 shutdowns in Malaysia, our supply chain diversification efforts are further delayed or China, or other countries take retaliatory trade measures in response to existing or future tariffs, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. In response to the Section 301 tariffs (among other factors), in early fiscal 2020 we began to diversify our supply chain through the addition of contract manufacturing in Malaysia. In response to future new tariffs, we may further shift production outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating new supply chains, identifying substitute components and establishing new manufacturing locations.

We must comply with extensive regulatory requirements, and the cost of such compliance, and any failure to comply, may adversely affect our business, financial condition and results of operations.

In our current business and as we expand into new markets and product categories, we must comply with a wide variety of laws, regulations, standards and other requirements governing, among other things, electrical safety, wireless emissions, health and safety, e-commerce, consumer protection, export and import requirements, hazardous materials usage, product related energy consumption, packaging, recycling and environmental matters. Compliance with these laws, regulations, standards and other requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction or change from time to time, further increasing the cost of compliance and doing business. Our products may require regulatory approvals or satisfaction of other regulatory concerns in the various jurisdictions in which they are manufactured, sold or both. These requirements create procurement and design challenges that require us to incur additional costs identifying suppliers and manufacturers who can obtain and produce compliant materials, parts and products. Failure to comply with such requirements can subject us to liability, additional costs and reputational harm and, in extreme cases, force us to recall products or prevent us from selling our products in certain jurisdictions.

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

As of October 2, 2021, we had gross U.S. federal net operating loss carryforwards of $101.4 million, of which $70.3 million have an indefinite life and $31.1 million that expire beginning in 2035, and gross state net operating loss carryforwards of $64.6 million, which expire beginning in 2027, as well as $53.3 million in foreign net operating loss carryforwards with an indefinite life. As of October 2, 2021, we also had U.S. federal research and development tax credit carryforwards of $62.0 million, and state research and development tax credit carryforwards of $44.3 million, which will expire beginning in 2025 and 2024, respectively. Because of the change of ownership provisions of Sections 382 and 383 of the Code, use of a portion of the Company's domestic net operating losses and tax credit carryforwards may be limited in future periods depending upon future changes in ownership. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities if sufficient taxable income is not generated in future periods.

Risks Related to Ownership of Our Common Stock

The stock price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance.

The stock price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $6.97 to $43.89 through October 2, 2021. The stock price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

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

In addition, our restated certificate of incorporation provides that the Delaware Court of Chancery is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the "DGCL"), our restated certificate of incorporation or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our restated certificate of incorporation also provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

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

Our operations have been financed primarily through cash flow from operating activities, borrowings under our J.P. Morgan Chase Bank, N.A. Secured Term Loan (the "Term Loan"), which was repaid in the second quarter of fiscal 2021, and the Secured Credit Facility with J.P. Morgan Chase Bank, N.A. (the "Credit Facility") and net proceeds from the sale of our equity securities. In October 2021, subsequent to fiscal 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA, which allows us to borrow up to $100 million, with a maturity date of October 2026. We may require additional equity or debt financing to fund our operations and capital expenditures. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms if and when required, or at all.

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
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than the matters described in Note 12. Commitments and Contingencies of the notes to our consolidated financial statements included in Part II. Item 8 of this Annual Report, we were not a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Holders of Record
As of November 8, 2021, there were 1,397 holders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchase of common stock during the quarter ended October 2, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jul 4 - Jul 31	80,240	$32.48	80,240	$25,664
Aug 1 - Aug 28	670,199	$38.29	670,199	$—
Aug 29 - Oct 2	—	$—	—	$—
Total	750,439		750,439

(1)In November 2020, the Board of Directors authorized a common stock repurchase program of up to $50.0 million. As of October 2, 2021, we had fully utilized the amount available under this common stock repurchase program. Previously, in September 2019 the Board of Directors authorized a common stock repurchase program of up to $50.0 million; as of October 3, 2020, we had fully utilized the amount available under this program. Over the past two fiscal years, we have completed $100.0 million in share repurchases, for 5,181,789 shares, at an average price of $19.30 per share. See Note 8. Stockholder' Equity of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information. We also withhold shares of common stock in connection with the vesting of restricted stock unit awards issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our consolidated financial statements as they reduce the number of shares that would have been issued upon vesting.

Stock Performance Graph

Comparison of Cumulative Total Return Since August 2, 2018
Assumes Initial Investment of $100
250
200
150
100
50
Index Value
08/02/18
09/28/18
09/27/19
10/02/20
10/01/21
Period Ending
Sonos, Inc.
Nasdaq composite index
S&P 500

	August 2, 2018	September 28, 2018	September 27, 2019	October 2, 2020	October 1, 2021
Sonos, Inc.	$100.00	$80.56	$67.86	$77.85	$162.03
Nasdaq composite index	$100.00	$103.34	$103.11	$141.94	$192.31
S&P 500	$100.00	$103.43	$107.29	$118.44	$163.28

Item 6. [Reserved]

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

We operate on a 52-week or 53-week fiscal year ending on the Saturday nearest September 30 each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. References to fiscal 2021 are to our 52-week fiscal year ended October 2, 2021, references to fiscal 2020 are to our 53-week fiscal year ended October 3, 2020, and references to fiscal 2019 are to our 52-week fiscal year ended September 28, 2019.
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

Our innovative products, seamless customer experience and expanding global footprint have driven 16 consecutive years of sustained revenue growth since our first product launch. We generate revenue from the sale of our Sonos speaker products, including wireless speakers and home theater speakers, from our Sonos system products, which is largely comprised of our component products, and from partner products and other revenue, including partnerships with IKEA and Sonance, Sonos and third-party accessories, licensing, and advertising revenue.

We have developed a robust product and software roadmap that we believe will help us capture the expanding addressable market for our products. We believe executing on our roadmap will position us to acquire new customers, offer a continuously improving experience to our existing customers, and grow follow-on purchases.

COVID-19 Update

In December 2019, the novel coronavirus (COVID-19) was reported in China and subsequently was declared a global pandemic in March 2020 by the World Health Organization. The impact of the pandemic has led to significant challenges to our global economy. Starting in March 2020, we implemented global travel restrictions and work-from-home policies for employees who have the ability to work remotely and we continued to operate with these policies through fiscal 2021. As of the date of this report, these policies have not materially adversely affected our operations, financial reporting or internal controls.

For part of the pandemic, against a backdrop of generally increasing demand, we experienced weakened retail demand due to store closures, modifications of the retail experience, and inventory re-balancing by retail partners. More recently, as retail stores have re-opened and restrictions have eased in more end-markets, we have seen a corresponding return of retail demand. COVID-19 has also affected our supply chain, consistent with its effect across many industries, including causing shipping and logistics challenges, and placing significant limits on component supplies. Especially when combined with the increased demand for our products, these supply chain impacts have resulted in delayed product availability. During our fourth quarter of fiscal 2021, we experienced increased component costs and increased shipping and logistics costs related to these broader industry-wide supply chain challenges. The pandemic has also delayed our efforts to fully diversify our supply chain into Malaysia until fiscal 2022. We expect these impacts, including potential delayed product availability, to continue for as long as the global supply chain is experiencing these challenges. We continue to invest in supply chain initiatives to meet increasing customer demand and address industry-wide capacity challenges. We continue to maintain our liquidity and believe our existing cash and cash equivalent balances, cash flow from operations, and committed credit lines are sufficient to meet our long-term working capital and capital expenditure needs.

While the situation caused by COVID-19 is unprecedented and dynamic, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19, refer to Part I, Item 1A. Risk factors.

Key Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are total revenue, products sold, adjusted EBITDA and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA is net income (loss). In the fiscal years ended October 2, 2021, October 3, 2020, and September 28, 2019, we had a net income of $158.6 million, a net loss of $20.1 million, and $4.8 million, respectively.

	Fiscal Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands, except percentages)
Revenue	$1,716,744	$1,326,328	$1,260,823
Products sold	6,503	5,806	6,204
Adjusted EBITDA(1)	$278,585	$108,543	$88,689
Adjusted EBITDA margin(1)	16.2%	8.2%	7.0%
(1)For additional information regarding adjusted EBITDA and adjusted EBITDA margin (which are non-GAAP financial measures), including reconciliations of net income (loss), to adjusted EBITDA, see the sections titled "Adjusted EBITDA and Adjusted EBITDA Margin" and "Non-GAAP Financial Measures" below.

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
Products Sold

Products sold represents the number of products that are sold during a period, net of returns and includes the sale of products in the Sonos speakers and Sonos system products categories, as well as module units sold through our partnerships with IKEA and Sonance from our Partner products and other revenue category. Growth rates between products sold and revenue are not perfectly correlated because our revenue is affected by other variables, such as the mix of products sold during the period, promotional discount activity, the introduction of new products that may have higher or lower than average selling prices, as well as the impact of recognition of previously deferred revenue.

Adjusted EBITDA and Adjusted EBITDA Margin

We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of stock-based compensation expense, depreciation, interest, other income (expense), taxes, and other items that we do not consider representative of our underlying operating performance.

We define adjusted EBITDA margin as adjusted EBITDA divided by revenue. See the section titled "Results of Operations —Non-GAAP Financial Measures" for information regarding our use of adjusted EBITDA and adjusted EBITDA margin, and a reconciliation of net income (loss) to adjusted EBITDA.

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

Seasonality. Historically, we have typically experienced the highest levels of revenue in the first fiscal quarter of the year coinciding with the holiday shopping season and our promotional activities. Our promotional discounting activity is typically higher in the first fiscal quarter as well, which negatively impacts gross margin during this period. However, our higher sales volume in the holiday shopping season has historically resulted in a higher operating margin in the first fiscal quarter due to positive operating leverage.

Ability to Sell Additional Products to Existing Customers. As our customers add Sonos to their homes and listen to more audio content, they typically increase the number of our products in their homes. In fiscal 2021, follow-on purchases represented approximately 46% of new product registrations. As we execute on our product roadmap to address evolving consumer preferences, we believe we can expand the number of products in our customers’ homes. Our ability to sell additional products to existing customers is a key part of our business model, as follow-on purchases indicate high customer engagement and satisfaction, decrease the likelihood of competitive substitution and result in higher customer lifetime value. We will continue to innovate and invest in product development in order to enhance customer experience and drive sales of additional products to existing customers.

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

Channel Strategy. We are focused on reaching and converting prospective customers through third-party retail stores, e-commerce retailers, custom installers of home audio systems, and our website sonos.com. We are investing in our e-commerce capabilities and in-app experience to drive direct sales. Sales through our direct-to-consumer channel, primarily through sonos.com, increased 46.5% and represented 24.2% of our revenue in fiscal 2021. We believe the growth of our own e-commerce channel will continue to be important to supporting our overall growth and profitability as consumers continue the shift from physical to online sales channels. Our physical retail distribution relies on third-party retailers and our ability to maintain our diversified manufacturing footprint and base of component suppliers. While we seek to increase sales through our direct-to-consumer sales channel, we expect that our partnerships with third-party retailers and custom installers will continue to be an important part of our ecosystem. We will continue to seek retail partners that can deliver differentiated in-

store experiences to support customer demand for product demonstrations. Additionally, we intend to expand and strengthen our partnerships with custom installers who are valuable to our customer base and contribute to our new household growth.

International Expansion. Our products are sold in over 50 countries and in fiscal 2021, 48.1% of our revenue was generated outside the United States. Our international growth will depend on our ability to generate sales from the global population of consumers, develop international distribution channels and diversify our partner ecosystem to appeal to a more global audience. We are committed to strengthening our brand in global markets and our future success will depend in part on our growth in international markets.

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
Components of Results of Operations

Revenue
We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from Partner products and other revenue sources, such as module revenue from our IKEA partnership, architectural speakers from our Sonance partnership, and accessories such as speaker stands and wall mounts, as well as professional services, licensing, advertising, and subscription revenue. We attribute revenue from our IKEA partnership to our Asia Pacific ("APAC") region, as our regional revenue is defined by the shipment location. Our revenue is recognized net of allowances for returns, discounts, sales incentives, and any taxes collected from customers. We also defer a portion of our revenue that is allocated to unspecified software upgrades and cloud-based services, as well as for newly launched products sold to resellers not recognized until the date of general availability is reached. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold, principally for sales denominated in the euro and the British pound. The introduction of new products may result in an increase in revenue but may also impact revenue generated from existing products as consumers shift purchases to new products.
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

Provision for (Benefit From) Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions in which we operate. Foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rate will vary depending on jurisdictional mix of earnings, and changes in tax laws. In addition, certain U.S. tax regulations subject the earnings of our non-U.S. subsidiaries to current taxation in the United States. Our effective tax rate will be impacted by our ability to claim deductions and foreign tax credits to offset the taxation of foreign earnings in the United States.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided to reduce our deferred tax assets to amounts that are more-likely-than-not to be realized. We have assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry back net operating losses, the existence of taxable temporary differences, the availability of tax planning strategies and available sources of future taxable income. We have concluded that future taxable income can be considered a source of income to realize a benefit for deferred tax assets in certain foreign jurisdictions. In addition, we have concluded that a valuation allowance on deferred tax assets in the U.S. and certain foreign jurisdictions continues to be appropriate considering cumulative pre-tax losses in recent years and uncertainty with respect to future taxable income.
During the year ended October 2, 2021, we determined that the net deferred tax asset of our Netherlands subsidiary was more-likely-than-not realizable and released a valuation allowance of $7.8 million resulting in an income tax benefit. We determined that the positive evidence, principally our Netherlands subsidiary being in a cumulative taxable income position with forecasts of future taxable income, outweighed the negative evidence, resulting in the valuation allowance release. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the remaining valuation allowance. Release of the remaining valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the United States and certain other foreign entities and jurisdictions.

Results of Operations
The consolidated statements of operations data for fiscal years 2021, 2020, and 2019, and the consolidated balance sheet data as of October 2, 2021, and October 3, 2020, are derived from our audited consolidated financial statements appearing in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The consolidated statements of operations data for fiscal years 2018, and 2017, and the consolidated balance sheet data as of September 28, 2019, September 29, 2018, and September 30, 2017, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Fiscal Year Ended
	October 2 2021	October 3, 2020	September 28, 2019	September 29, 2018 (4)	September 30, 2017 (4)
(In thousands, except share and per share amounts and percentages)
Revenue	$1,716,744	$1,326,328	$1,260,823	$1,137,008	$992,526
Cost of revenue (1)	906,750	754,372	733,480	647,700	536,461
Gross profit	809,994	571,956	527,343	489,308	456,065
Operating expenses
Research and development (1)	230,078	214,672	171,174	142,109	124,394
Sales and marketing (1)	272,124	263,539	247,599	270,869	270,162
General and administrative (1)	152,828	120,978	102,871	85,205	77,118
Total operating expenses	655,030	599,189	521,644	498,183	471,674
Operating income (loss)	154,964	(27,233)	5,699	(8,875)	(15,609)
Other income (expense), net
Interest income	146	1,998	4,349	731	120
Interest expense	(592)	(1,487)	(2,499)	(5,242)	(4,380)
Other income (expense), net	2,407	6,639	(8,625)	(1,162)	3,361
Total other income (expense), net	1,961	7,150	(6,775)	(5,673)	(899)
Income (loss) before provision for (benefit from) income taxes	156,925	(20,083)	(1,076)	(14,548)	(16,508)
Provision for (benefit from) income taxes	(1,670)	32	3,690	1,056	(2,291)
Net income (loss)	$158,595	$(20,115)	$(4,766)	$(15,604)	$(14,217)

Net income (loss) per share attributable to common stockholders:⁽²⁾
Basic	$1.30	$(0.18)	$(0.05)	$(0.24)	$(0.25)
Diluted	$1.13	$(0.18)	$(0.05)	$(0.24)	$(0.25)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:⁽²⁾
Basic	122,245,212	109,807,154	103,783,006	65,706,215	56,314,546
Diluted	140,309,152	109,807,154	103,783,006	65,706,215	56,314,546

Other Data:
Products sold(5)	6,503	5,806	6,204	5,165	4,034
Adjusted EBITDA (3)	$278,585	$108,543	$88,689	$69,128	$55,955
Adjusted EBITDA margin (3)	16.2%	8.2%	7.0%	6.1%	5.6%

(1)Stock-based compensation was allocated as follows:

	Fiscal Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019	September 29, 2018	September 30, 2017
(In thousands)
Cost of revenue	$988	$1,106	$985	$198	$240
Research and development	25,075	23,439	17,643	13,960	13,605
Sales and marketing	13,570	14,359	12,965	15,885	15,086
General and administrative	22,494	18,706	14,982	8,602	7,619
Total stock-based compensation expense	$62,127	$57,610	$46,575	$38,645	$36,550

(2)See Note 11. Net Income (Loss) Per Share Attributable to Common Stockholders of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our net income (loss) per share attributable to common stockholders, basic and diluted.

(3)Adjusted EBITDA and adjusted EBITDA margin are financial measures that are not calculated in accordance with U.S. GAAP. See the section titled "—Non-GAAP Financial Measures" below for information regarding our use of these non-GAAP financial measures and a reconciliation of net income (loss) to adjusted EBITDA.

(4)Reflects the impact of the adoption of new accounting standard in fiscal year 2018 related to revenue recognition.

(5)Products sold for the fiscal years 2019, 2018, and 2017 have been recast to reflect the change in product revenue categorization.

	As of
	October 2, 2021	October 3, 2020	September 28, 2019	September 29, 2018	September 30, 2017
(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$640,101	$407,100	$338,641	$220,930	$130,595
Working capital	481,384	267,362	276,635	201,243	78,203
Total assets	1,138,804	816,051	761,605	587,498	400,020
Total long-term debt	—	18,251	24,840	33,097	39,600
Total liabilities	569,762	518,212	480,677	379,140	309,652
Redeemable convertible preferred stock	—	—	—	—	90,341
Accumulated deficit	(69,897)	(228,492)	(208,377)	(203,611)	(188,007)
Total stockholders' equity	569,042	297,839	280,928	208,358	27

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Fiscal Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019	September 29, 2018	September 30, 2017
(In thousands, except percentages)
Net income (loss)	$158,595	$(20,115)	$(4,766)	$(15,604)	$(14,217)
Depreciation and amortization	33,882	36,426	36,415	39,358	35,014
Stock-based compensation expense	62,127	57,610	46,575	38,645	36,550
Interest income	(146)	(1,998)	(4,349)	(731)	(120)
Interest expense	592	1,487	2,499	5,242	4,380
Other (income) expense, net	(2,407)	(6,639)	8,625	1,162	(3,361)
Provision for (benefit from) income taxes	(1,670)	32	3,690	1,056	(2,291)
Restructuring and related expenses (1)	(2,446)	26,285	—	—	—
Legal and transaction related costs (2)	30,058	15,455	—	—	—
Adjusted EBITDA	$278,585	$108,543	$88,689	$69,128	$55,955
Revenue	$1,716,744	$1,326,328	$1,260,823	$1,137,008	$992,526
Adjusted EBITDA margin	16.2%	8.2%	7.0%	6.1%	5.6%

(1) See Note 14. Restructuring Plan of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion related to our restructuring plan.

(2) Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google as well as legal and transaction costs associated with our acquisition activity in the first quarter of fiscal 2020, which we consider non-recurring expenses and do not consider representative of our underlying operating performance.

Comparison of Fiscal Years 2021 and 2020
Revenue

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 2, 2021	October 3, 2020	$	%
(Dollars in thousands)
Sonos speakers	$1,378,808	$1,034,813	$343,995	33.2%
Sonos system products	265,180	218,788	46,392	21.2
Partner products and other revenue	72,756	72,727	29	—
Total revenue	$1,716,744	$1,326,328	$390,416	29.4%
Volume data (products sold in thousands)			Units	%
Total products sold	6,503	5,806	697	12.0

Total revenue increased $390.4 million, or 29.4%, for fiscal 2021 compared to fiscal 2020. The 53rd week in fiscal 2020 added approximately $25.0 million in fiscal 2020 revenue. Excluding the 53rd week in fiscal 2020, revenue increased approximately 31.9% for fiscal 2021 compared to fiscal 2020. The increase was driven by strong overall demand across all our product categories and the success of new product launches, partially offset by the impact of constrained product availability.

Sonos speakers revenue represented 80.3% of total revenue for fiscal 2021 and increased by 33.2% for fiscal 2021 compared to fiscal 2020 led by the launch of Roam and the continued success of Arc and Sub. Sonos system products revenue represented 15.4% of total revenue for fiscal 2021 and increased 21.2% for fiscal 2021 compared to fiscal 2020. Partner products and other revenue represented 4.2% of total revenue for fiscal 2021 and remained flat for fiscal 2021 compared to fiscal 2020. This category was more significantly impacted by reduced orders as IKEA slowed ordering modules given impacts of COVID-19 and as a result of cyclical product launches.

Volume growth of products sold for fiscal 2021 compared to fiscal 2020 was driven by growth in Sonos speakers and Sonos system products. The rate of increase of volume of products sold and revenue differed for fiscal 2021 compared to fiscal 2020 primarily due to product and channel mix on revenue. This volume growth was partially offset by volume declines by IKEA that slowed ordering modules due to impacts of COVID-19 and as a result of the cyclical product launches.

Revenue for fiscal 2021 compared to fiscal 2020 increased 29.8% in the Americas, increased 31.3% in Europe, Middle East and Africa ("EMEA"), and increased 17.8% in APAC.

In constant currency U.S. dollars, total revenue increased by 25.7% for fiscal 2021 compared to fiscal 2020. We calculate constant currency growth percentages by translating our prior period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

Cost of Revenue and Gross Profit

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 2, 2021	October 3, 2020	$	%
(Dollars in thousands)
Cost of revenue	$906,750	$754,372	$152,378	20.2%
Percentage of revenue	52.8%	56.9%
Gross profit	$809,994	$571,956	$238,038	41.6%
Gross margin	47.2%	43.1%

Cost of revenue increased $152.4 million, or 20.2%, from $754.4 million for fiscal 2020 to $906.8 million for fiscal 2021. The increase in cost of revenue was driven by the increase in products sold, as well as expedited air freight shipping, product mix, and an overall increase in shipping and logistics costs incurred related to industry-wide supply chain challenges. This increase was partially offset by a reduction in tariff expenses during the year, recognition of $18.3 million in refunds from tariffs paid in prior periods, product and material cost savings realized in the first quarter of fiscal 2021, and fixed cost leverage on higher sales volume.

Gross margin increased 410 basis points for fiscal 2021 compared to fiscal 2020. The increase was driven by the reduction in tariff costs as we continue to diversify into Malaysia as well as a reduction in tariff rate in the first half of the year compared to the prior year. We also recognized $18.3 million in refunds from tariffs paid in prior periods. Excluding the effects of tariffs in both periods, gross margin would have been 46.9%, an increase of 130 basis points, for fiscal 2021 compared to fiscal 2020. Favorability was mainly driven by lower promotional discounts in the current year compared with the discounts offered in the prior year, which included the "At Home With Sonos" campaign, as well as product and material cost reductions realized in the first quarter of fiscal 2021, fixed cost leverage on higher sales volumes realized in the second and third quarters of fiscal 2021, and a shift in product mix into higher margin products. The increase was partially offset by increased component costs and increased shipping and logistics costs, related to broader industry-wide supply chain challenges. We calculate gross margin excluding the effects of tariffs by removing the net impact of tariffs imposed on goods imported from China to the United States from gross profit divided by total revenue.

Research and Development

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 2, 2021	October 3, 2020	$	%
(Dollars in thousands)
Research and development	$230,053	$209,598	$20,455	9.8%
Restructuring and related expenses	25	5,074	(5,049)	(99.5)%
Total research and development	$230,078	$214,672	$15,406	7.2%
Percentage of revenue	13.4%	16.2%

Research and development expenses increased $15.4 million, or 7.2%, for fiscal 2021 compared to fiscal 2020. Excluding the impact of $5.0 million of restructuring and related expenses for employee severance and benefit costs, site closures, and other costs related to the 2020 restructuring plan, research and development expenses for fiscal 2021 compared to fiscal 2020 increased by 9.8%. The increase was primarily due to higher personnel-related expenses of $12.4 million due to increased headcount and higher bonus, stock-based compensation and related payroll taxes as well as an increase of $5.0 million in product development costs and professional fees. These increases were partially offset by the costs of diversifying our manufacturing into Malaysia in the prior year, and ongoing cost savings associated with the 2020 restructuring plan and a reduction of costs related to global travel restrictions and work-from-home policies due to COVID-19.

Sales and Marketing

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 2, 2021	October 3, 2020	$	%
(Dollars in thousands)
Sales and marketing	$274,595	$243,751	$30,844	12.7%
Restructuring and related expenses	(2,471)	19,788	(22,259)	(112.5)%
Total sales and marketing	$272,124	$263,539	$8,585	3.3%
Percentage of revenue	15.9%	19.9%

Sales and marketing expenses increased $8.6 million, or 3.3%, for fiscal 2021 compared to fiscal 2020. Excluding the year-over-year impact of $22.3 million of restructuring and related expenses for employee severance and benefit costs, site closures, and other costs related to the 2020 restructuring plan, sales and marketing expenses for fiscal 2021 compared to fiscal 2020 increased by 12.7%. This increase was primarily due to higher marketing expenses related to support new product launches of $35.8 million, higher fees resulting from increased sales in our direct-to-consumer channel of $5.8 million, and higher personnel-related expenses due to higher bonus and related payroll taxes of $2.0 million. This was partially offset by cost savings associated with the 2020 restructuring plan of $8.7 million and a reduction of costs related to global travel restrictions and work-from-home policies due to COVID-19.

General and Administrative

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 2, 2021	October 3, 2020	$	%
(Dollars in thousands)
General and administrative	$152,828	$119,555	$33,273	27.8%
Restructuring and related expenses	—	1,423	(1,423)	(100.0)%
Total general and administrative	$152,828	$120,978	$31,850	26.3%
Percentage of revenue	8.9%	9.1%

General and administrative expenses increased $31.9 million, or 26.3%, for fiscal 2021 compared to fiscal 2020. Excluding the impact of $1.4 million of restructuring and related expenses for employee severance and benefit costs, site closures, and other costs related to the 2020 restructuring plan, general and administrative expenses for fiscal 2021 increased compared to fiscal 2020 by 27.8%. This increase was primarily due to $15.7 million incremental legal fees paid in connection with our IP litigation, higher personnel-related expenses of $13.7 million due to increased headcount, higher bonus, stock-based compensation and related payroll tax expenses, as well as $8.7 million in professional fees primarily related to our investments in information technology. These increases were partially offset by cost savings associated with the 2020 restructuring plan and a reduction of costs related to global travel restrictions and work-from-home policies due to COVID-19.

    Other Income (Expense), Net

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 2, 2021	October 3, 2020	$	%
(Dollars in thousands)
Interest income	$146	$1,998	$(1,852)	(92.7)%
Interest expense	$592	$1,487	$(895)	(60.2)%
Other income, net	$2,407	$6,639	$(4,232)	(63.7)%

Interest income decreased by $1.9 million, from $2.0 million for fiscal 2020 to $0.1 million for fiscal 2021, due to lower yields in our cash and cash equivalents during fiscal 2021.

Interest expense decreased by $0.9 million, from $1.5 million in fiscal 2021 to $0.6 million in fiscal 2021, primarily driven by a lower balance on our outstanding debt.

Other income, net decreased from $6.6 million for fiscal 2020 to $2.4 million for fiscal 2021, due to the timing of unrealized foreign currency exchange gains.

    Provision for (Benefit From) Income Taxes

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 2, 2021	October 3, 2020	$	%
(Dollars in thousands)
Provision for (benefit from) income taxes	$(1,670)	$32	$(1,702)	*
* not meaningful
Benefit from income taxes increased $1.7 million, from a provision of less than $0.1 million for fiscal 2020 to a benefit of $1.7 million for fiscal 2021. For fiscal 2021, we recorded a benefit of $2.1 million for non-U.S. entities and a provision of $0.4 million for the U.S. entity, resulting in a total tax benefit of $1.7 million. The benefit from income taxes for the year ended October 2, 2021, includes a benefit of $7.8 million from the release of the valuation allowance in the Netherlands offset by the provision for income taxes recognized on current year earnings. For fiscal 2020, we recorded a provision for income taxes of $0.7 million for certain profitable foreign entities, and a benefit of $0.7 million for U.S. federal and state income taxes for a total provision of less than $0.1 million.
Comparison of Fiscal Years 2020 and 2019
For the comparison of fiscal years 2020 and 2019, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended October 3, 2020, filed with the SEC on November 23, 2020, under the subheading "Comparison of fiscal years 2020 and 2019."

Liquidity and Capital Resources

Our operations are financed primarily through cash flows from operating activities and net proceeds from the sale of our equity securities. As of October 2, 2021, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $640.1 million, including $78.4 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of October 2, 2021, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

In response to the impacts of COVID-19, we implemented a number of initiatives to maintain our liquidity and rationalize our operating expenses, and initiated the 2020 restructuring plan during the third quarter of fiscal 2020. We believe our existing cash and cash equivalent balances, cash flows from operations and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. In October 2021, subsequent to fiscal 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA, which allows us to borrow up to $100 million, with a maturity date of October 2026. (For more information, see Note 15. Subsequent Event of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.) Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, our potential merger and acquisition activity, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing it would result in increased debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Debt Obligations
Prior to repayment, our debt obligation consisted of the Credit Facility. In January 2021, we repaid all of our outstanding principal balance of $24.9 million under the Term Loan which had an original maturity date of October 28, 2021. As of October 2, 2021, we did not have any remaining short- or long-term debt obligations, and as of October 3, 2020, our short- and long-term debt obligations were as follows:

	October 3, 2020
	Rate	Balance
(In thousands, except percentages)
Term Loan (1)	2.4%	$25,000
Unamortized debt issuance costs (2)		(82)
Total indebtedness		24,918
Less short term portion		(6,667)
Long-term debt		$18,251

(1)Original maturity date of October 28, 2021, bore interest at a variable rate equal to an adjusted LIBOR plus 2.25%, payable quarterly.
(2)Debt issuance costs were recorded as a debt discount and recorded as interest expense over the term of the agreement.

The Credit Facility allowed us to borrow up to $80.0 million restricted to the value of the borrowing base which was based on the value of our inventory and accounts receivable and was subject to quarterly redetermination. The Credit Facility had an original maturity date of October 28, 2021, and could be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of both October 2, 2021, and October 3, 2020, we did not have any outstanding borrowings and had $2.9 million and $0.5 million, respectively, in undrawn letters of credit that reduced the availability under the Credit Facility.

Debt obligations under the Credit Facility required that we maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions are met, such as having a fixed charge ratio of at least 1.15, and required financial statement reporting and delivery of borrowing base certificates. As of October 2, 2021, and October 3, 2020, we were in compliance with all financial covenants. The Credit Facility was collateralized by our eligible inventory and accounts receivable as well as our intellectual property including patents and trademarks. For more information, see Note 15. Subsequent Event of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows

Fiscal 2021 Changes in Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
	October 2, 2021	October 3, 2020
(In thousands)
Net cash provided by (used in):
Operating activities	$253,226	$161,986
Investing activities	(45,531)	(69,324)
Financing activities	24,967	(27,091)
Effect of exchange rate changes	148	2,900
Net increase in cash, cash equivalents and restricted cash	$232,810	$68,471

Cash Flows from Operating Activities

Net cash provided by operating activities of $253.2 million for fiscal 2021 consisted of net income of $158.6 million, non-cash adjustments of $92.1 million and a net increase in cash related to changes in operating assets and liabilities of $2.6 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $62.1 million, depreciation and amortization of $33.9 million, and impairment and abandonment charges of $3.6 million. The net increase in net operating assets and liabilities was primarily due to an increase in accrued compensation of $33.4 million primarily due to an increase in bonuses, an increase in deferred revenue of $27.6 million, and an increase in accounts payable and accrued expenses of $26.2 million. The increase in net operating assets and liabilities was partially offset by an increase in accounts receivable of $45.7 million driven by revenue growth, an increase in other assets of $30.0 million primarily due to capitalized costs for activities to replace our legacy enterprise resource management system, as well as deferred costs for newly launched products sold not recognized until reaching the date of general availability, an increase in inventory of $7.9 million as well as a decrease in other liabilities $1.1 million.

Cash Flows from Investing Activities

Cash used in investing activities for fiscal 2021 of $45.5 million was primarily due to payments for property, equipment and other assets. Payments for property, equipment, and intangible assets were primarily comprised of manufacturing-related tooling and test equipment to support the launch of new products as well as other assets.
Cash Flows from Financing Activities

Cash provided by financing activities for fiscal 2021 of $25.0 million was primarily by proceeds from the exercise of stock options of $147.8 million, partially offset by $50.0 million for payments for repurchases of common stock, $47.8 million for payments for repurchases of common stock related to shares withheld for taxes associated with vesting of RSUs, as well as repayments for borrowings of $25.0 million.

Fiscal 2020 Changes in Cash Flows

For the comparison of fiscal 2019 to fiscal 2018, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" of our Form 10-K for our fiscal year ended October 3, 2020, filed with the SEC on November 23, 2020, under the subheading "Liquidity and capital resources."

Contractual obligations

The following table presents certain payments due by the Company as of October 2, 2021, and includes amounts already recorded in the Consolidated Balance Sheet, except for manufacturing purchase obligations, and other purchase obligations.

		Payments due by period
	Total	< 1 year	1-3 years	3-5 years	More than 5 years
(In thousands)
Operating leases (1)	$49,692	$13,407	$25,431	$10,720	$134
Inventory-related purchase obligations (2)	92,488	92,488	—	—	—
Other purchase obligations (3)	57,112	32,447	24,665	—	—
Total	$199,292	$138,342	$50,096	$10,720	$134

(1)We have lease arrangements for certain offices and facilities as well as auto leases. The above contractual obligations table includes future payments under leases that had commenced as of October 2, 2021, and were therefore recorded on the Company's Consolidated Balance Sheets. See Note 6. Leases of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
(2)Includes estimated obligations under purchase orders related to inventory. Excludes agreements that can be cancelled without penalty.
(3)Our other purchase obligations consist of non-cancelable obligations related to software, advertising, and telecommunication services, and other activities.

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

Nature of Products and Services

Our product revenue primarily includes sales of Sonos speakers and Sonos system products, which include software that enables our products to operate over a customer’s wireless network as well as connect to various third-party services, including music and voice. We also generate a small portion of revenue from partner products and other revenue sources, such as module revenue from our IKEA partnership, architectural speakers from our Sonance partnership, and accessories such as speaker stands and wall mounts, as well as professional services, licensing and advertising revenue. Module revenue is comprised of hardware and embedded software that is integrated into final products that are manufactured and sold by our partners. Our software primarily consists of firmware embedded in the products and the Sonos app, which is software that can be downloaded to consumer devices at no charge, with or without the purchase of one of our products. Products and related software are accounted for as a single performance obligation and all intended functionality is available to the customer upon purchase. The revenue allocated to the products and related software is the substantial portion of the total sale price. Revenue is recognized at the point in time when control is transferred, which is either upon shipment or upon delivery to the customer, depending on delivery terms.

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

Estimating variable consideration such as sales incentives and product returns requires judgment. We offer sales incentives through various programs, consisting primarily of discounts, cooperative advertising and market development fund programs. We record transactions related to cooperative advertising and market development fund programs with customers as a reduction to revenue unless we receive a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the benefit received, in which case we record them as operating expenses. We recognize a liability, or a reduction to accounts receivable, and reduce revenue for sales incentives based on the estimated amount of sales incentives that will be claimed by customers. Estimates for sales incentives are developed using the most likely amount and are included in the transaction price to the extent that a significant reversal of revenue would not result once the uncertainty is resolved. In developing our estimates, we also consider the susceptibility of the incentive to outside influences, the length of time until the uncertainty is resolved, our experience with similar contracts, and the range of possible outcomes. Reductions in revenue related to discounts are allocated to products and services on a relative basis based on their respective SSP. Judgment is required to determine the timing and amount of recognition of marketing funds, which we estimate based on past practice of providing similar funds.

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

Product Warranties

Our products are covered by a warranty to be free from defects in material and workmanship for a period of one year, except for products sold in the EU and select other countries where we provide a two-year warranty. At the time of sale, an estimate of future warranty costs is recorded as a component of the cost of revenue. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectations of future costs to repair or replace.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense.
We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is "more-likely-than-not" that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income and the effects of tax planning strategies. We recorded a valuation allowance against all our U.S. deferred tax assets and certain of our foreign deferred tax assets as of October 2, 2021. We intend to continue maintaining a full valuation allowance on our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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
Our policy with respect to the undistributed earnings of our non-U.S. subsidiaries is to maintain an indefinite reinvestment assertion as they are required to fund needs outside of the United States. This assertion is made on a jurisdiction by jurisdiction basis and takes into account the liquidity requirements in both the United States and of our foreign subsidiaries.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

As of October 2, 2021, we had cash and cash equivalents of $640.1 million, which consisted primarily of cash on hand, money market funds and bank deposits. Such interest-earning instruments carry a degree of interest rate risk due to floating interest rates. However, historical fluctuations of interest income have not been significant.

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

We recognized a net gain from foreign currency of $2.4 million in fiscal 2021, a net gain from foreign currency of $6.6 million in fiscal 2020 and a net loss from foreign currency of $8.6 million in fiscal 2019. Based on transactions denominated in currencies other than respective functional currencies as of October 2, 2021, a hypothetical adverse change of 10% would have resulted in an adverse impact on income (loss) before provision for (benefit from) income taxes of approximately $24.3 million for the fiscal year ended 2021.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sonos, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sonos, Inc. and its subsidiaries (the “Company”) as of October 2, 2021 and October 3, 2020, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended October 2, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 2, 2021 and October 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Estimates of Standalone Selling Price and Service Period for Unspecified Software Upgrades and Cloud-Based Services

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s contracts with customers generally contain promises to transfer products and services which are not sold separately. Service revenue includes revenue allocated to (i) unspecified software upgrades and (ii) cloud-based services, which are each distinct performance obligations, based on relative standalone selling price. Management’s estimation of standalone selling price requires judgment. Management has disclosed that there are factors considered including competitive pricing information, where available, analyses of the cost of providing the products or services plus a reasonable gross margin, the nature of the products and services and the expected level of future services. Determining the revenue recognition period for unspecified software upgrades and cloud-based services also requires judgment. Management recognizes revenue attributable to these performance obligations ratably over the estimated service period. In developing the estimated service period over which to recognize service revenue, management considers past history, plans to continue to provide services, including plans to continue to support updates and enhancements to prior versions of the Company’s products, expected technological developments, obsolescence, competition and other factors. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and cloud-based services and was $70.4 million as of October 2, 2021.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including over the estimation of the standalone selling prices and service period for unspecified software upgrades and cloud-based services. The procedures also included, among others, testing management’s process for estimating the standalone selling price and service period. Procedures performed for the estimates of standalone selling price included (i) evaluating the appropriateness of management’s cost plus gross margin method of estimating standalone selling price (ii) comparing the estimate of standalone selling price to competitive pricing information for comparable services using publicly disclosed information; (iii) evaluating the reasonableness of estimates of the cost of providing the services; and (iv) evaluating the gross margin assumption. Evaluating the estimates of cost of providing the services involved (i) testing the allocation of engineering costs, which is driven by time spent on software upgrades and cloud-based services; and (ii) testing the completeness, accuracy, relevance, and classification of the engineering costs. Evaluating the reasonableness of the gross margin assumption involved comparing management’s gross margin to the gross margin earned for similar services by third party peer companies within the same industry. Procedures were also performed to test management’s process for estimating the service period for these services, including the data on which the estimate is based. This included evaluating the reasonableness of management’s plans to continue to support updates and enhancements to prior versions of the Company’s products through a look-back analysis performed using historical software updates, as well as considering currently active products receiving software updates.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 22, 2021

We have served as the Company’s auditor since 2011, which includes periods before the Company became subject to SEC reporting requirements.

SONOS, INC.
Consolidated Balance Sheets
(in thousands, except share and par values)

	As of
	October 2, 2021	October 3, 2020

Assets
Current assets:
Cash and cash equivalents	$640,101	$407,100
Restricted cash	—	191
Accounts receivable, net of allowances of $20,707 and $18,822 as of October 2, 2021, and October 3, 2020	100,779	54,935
Inventories	185,130	180,830
Prepaid and other current assets	31,504	17,321
Total current assets	957,514	660,377
Property and equipment, net	71,341	60,784
Operating lease right-of-use assets	33,841	42,342
Goodwill	15,545	15,545
Intangible assets, net	24,450	26,394
Deferred tax assets	10,028	1,800
Other noncurrent assets	26,085	8,809
Total assets	$1,138,804	$816,051
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$214,996	$250,328
Accrued expenses	108,029	45,049
Accrued compensation	77,695	44,517
Short-term debt	—	6,667
Deferred revenue, current	35,866	15,304
Other current liabilities	39,544	31,150
Total current liabilities	476,130	393,015
Operating lease liabilities, noncurrent	33,960	50,360
Long-term debt	—	18,251
Deferred revenue, noncurrent	53,632	47,085
Deferred tax liabilities	2,394	2,434
Other noncurrent liabilities	3,646	7,067
Total liabilities	569,762	518,212
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 and 500,000,000 shares authorized, 128,857,085 and 113,915,233 shares issued, 126,985,273 and 112,344,095 shares outstanding as of October 2, 2021, and October 3, 2020, respectively	129	114
Treasury stock, 1,871,812 and 1,571,138 shares at cost as of October 2, 2021, and October 3, 2020, respectively	(50,276)	(20,886)
Additional paid-in capital	690,462	548,993
Accumulated deficit	(69,897)	(228,492)
Accumulated other comprehensive loss	(1,376)	(1,890)
Total stockholders' equity	569,042	297,839
Total liabilities and stockholders’ equity	$1,138,804	$816,051
The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019

Revenue	$1,716,744	$1,326,328	$1,260,823
Cost of revenue	906,750	754,372	733,480
Gross profit	809,994	571,956	527,343
Operating expenses
Research and development	230,078	214,672	171,174
Sales and marketing	272,124	263,539	247,599
General and administrative	152,828	120,978	102,871
Total operating expenses	655,030	599,189	521,644
Operating income (loss)	154,964	(27,233)	5,699
Other income (expense), net
Interest income	146	1,998	4,349
Interest expense	(592)	(1,487)	(2,499)
Other income (expense), net	2,407	6,639	(8,625)
Total other income (expense), net	1,961	7,150	(6,775)
Income (loss) before provision for (benefit from) income taxes	156,925	(20,083)	(1,076)
Provision for (benefit from) income taxes	(1,670)	32	3,690
Net income (loss)	$158,595	$(20,115)	$(4,766)

Net income (loss) attributable to common stockholders:
Basic	$158,595	$(20,115)	$(4,766)
Diluted	$158,595	$(20,115)	$(4,766)

Net income (loss) per share attributable to common stockholders:
Basic	$1.30	$(0.18)	$(0.05)
Diluted	$1.13	$(0.18)	$(0.05)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	122,245,212	109,807,154	103,783,006
Diluted	140,309,152	109,807,154	103,783,006

Total comprehensive income (loss)
Net income (loss)	$158,595	$(20,115)	$(4,766)
Change in foreign currency translation adjustment	514	(1,826)	1,613
Comprehensive income (loss)	$159,109	$(21,941)	$(3,153)

The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance at September 29, 2018	100,868,250	$101	$424,617	(807,040)	$(11,072)	$(203,611)	$(1,677)	$208,358
Issuance of common stock pursuant to equity incentive plans	8,755,167	9	31,565	—	—	—	—	31,574
Repurchase of common stock	—	—	—	(213,735)	(2,426)	—	—	(2,426)
Stock-based compensation expense	—	—	46,575	—	—	—	—	46,575
Net loss	—	—	—	—	—	(4,766)	—	(4,766)
Change in foreign currency translation adjustment	—	—	—	—	—	—	1,613	1,613
Balance at September 28, 2019	109,623,417	110	502,757	(1,020,775)	(13,498)	(208,377)	(64)	280,928
Issuance of common stock pursuant to equity incentive plans	8,392,371	8	42,278	—	—	—	—	42,286
Retirement of treasury stock	(4,100,555)	(4)	(53,652)	4,100,555	53,656	—	—	—
Repurchase of common stock	—	—	—	(3,787,783)	(50,015)	—	—	(50,015)
Repurchase of common stock related to shares withheld for tax in connection with vesting of restricted stock unit awards ("RSUs")	—	—	—	(863,135)	(11,029)	—	—	(11,029)
Stock-based compensation expense	—	—	57,610	—	—	—	—	57,610
Net loss	—	—	—	—	—	(20,115)	—	(20,115)
Change in foreign currency translation adjustment	—	—		—	—	—	(1,826)	(1,826)
Balance at October 3, 2020	113,915,233	114	548,993	(1,571,138)	(20,886)	(228,492)	(1,890)	297,839
Issuance of common stock pursuant to equity incentive plans	17,544,060	18	147,800	—	—	—	—	147,818
Retirement of treasury stock	(2,602,208)	(3)	(68,458)	2,602,208	68,461			—
Repurchase of common stock	—	—	—	(1,394,006)	(50,014)	—	—	(50,014)
Repurchase of common stock related to shares withheld for tax in connection with vesting of restricted stock unit awards ("RSUs")	—	—	—	(1,508,876)	(47,837)	—	—	(47,837)
Stock-based compensation expense	—	—	62,127	—	—	—	—	62,127
Net income	—	—	—	—	—	158,595	—	158,595
Change in foreign currency translation adjustment	—	—		—	—	—	514	514
Balance at October 2, 2021	128,857,085	$129	$690,462	(1,871,812)	$(50,276)	$(69,897)	$(1,376)	$569,042
The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019

Cash flows from operating activities
Net income (loss)	$158,595	$(20,115)	$(4,766)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,882	36,426	36,415
Impairment and abandonment charges	3,552	14,174	—
Stock-based compensation expense	62,127	57,610	46,575
Other	1,951	5,710	2,713
Deferred income taxes	(8,330)	(567)	(268)
Foreign currency transaction (gain) loss	(1,108)	(4,143)	4,035
Changes in operating assets and liabilities:
Accounts receivable, net	(45,697)	49,593	(32,078)
Inventories	(7,911)	38,010	(31,796)
Other assets	(30,009)	(5,749)	(7,605)
Accounts payable and accrued expenses	26,231	(24,440)	85,878
Accrued compensation	33,447	1,088	8,231
Deferred revenue	27,587	4,754	6,165
Other liabilities	(1,091)	9,635	7,137
Net cash provided by operating activities	253,226	161,986	120,636
Cash flows from investing activities
Purchases of property and equipment, intangible and other assets	(45,531)	(33,035)	(23,222)
Cash paid for acquisition, net of acquired cash	—	(36,289)	—
Net cash used in investing activities	(45,531)	(69,324)	(23,222)
Cash flows from financing activities
Payments of offering costs	—	—	(585)
Proceeds from exercise of stock options	147,818	42,286	31,574
Payments for repurchase of common stock	(50,014)	(50,015)	(2,426)
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	(47,837)	(11,029)	—
Repayments of borrowings	(25,000)	(8,333)	(6,667)
Net cash provided by (used in) financing activities	24,967	(27,091)	21,896
Effect of exchange rate changes on cash, cash equivalents and restricted cash	148	2,900	(1,610)
Net increase in cash, cash equivalents, and restricted cash	232,810	68,471	117,700
Cash, cash equivalents, and restricted cash
Beginning of period	407,291	338,820	221,120
End of period	$640,101	$407,291	$338,820
Supplemental disclosure
Cash paid for interest	$502	$1,647	$2,517
Cash paid for taxes, net of refunds	$4,114	$783	$3,570
Cash paid for amounts included in the measurement of lease liabilities	$18,657	$17,194	$—
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment, accrued but not paid	$5,653	$3,911	$11,687
Right-of-use assets obtained in exchange for lease liabilities	$2,010	$77,416	$—

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
The Company operates on a 52-week or 53-week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. As used in the Annual Report on Form 10-K, “fiscal 2021” refers to the 52-week fiscal year ending October 2, 2021, “fiscal 2020” refers to the 53-week fiscal year ended October 3, 2020, and “fiscal 2019” refers to the 52-week fiscal year ended September 28, 2019.

Use of Estimates and Judgments
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. For revenue recognition, examples of estimates and judgments include: determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price ("SSP") of performance obligations and estimating variable consideration such as sales incentives and product returns. Additionally, estimates and judgments are made by management for allowances for credit losses, excess and obsolete inventory, useful lives associated with property and equipment, incremental borrowing rates associated with leases, the recording of and release of valuation allowances with respect to deferred tax assets and uncertain tax positions, impairment of long-lived assets, impairment of goodwill and indefinite-lived intangible assets, warranty, contingencies and valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates and judgments compared to historical experience and trends that form the basis for making estimates and judgments about the carrying value of assets and liabilities.
In March 2020, the outbreak of the novel coronavirus (COVID-19) was declared a pandemic. While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions noted above. Actual results and outcomes may differ from management's estimates and assumptions.

Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to net gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of net unrealized gains and losses on foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of October 2, 2021, and October 3, 2020, cash equivalents consisted of money market funds, which are recorded at fair value.

Restricted Cash

The Company held no restricted cash as of October 2, 2021, and $0.2 million as of October 3, 2020, representing security deposits on real estate leases.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount less allowances for credit losses and sales incentives, do not require collateral and do not bear interest.

The allowance for credit losses is established through a provision for net bad debt expense which is recorded in general and administrative expense in the consolidated statements of operations and comprehensive income (loss). The Company determines the adequacy of the allowance for credit losses by evaluating the collectability of accounts, including consideration of the age of invoices, each customer’s expected ability to pay and collection history, customer-specific information, and current economic conditions that may impact the customer's ability to pay. This estimate is periodically adjusted as a result of the aforementioned process, or when the Company becomes aware of a specific customer’s inability to meet its financial obligations.

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

As of October 2, 2021, and October 3, 2020, the Company’s customers that accounted for 10% or more of total accounts receivable, net, were as follows:

	Accounts Receivable, net
	October 2, 2021	October 3, 2020
Customer A	19%	39%
Customer B	10%	*
* Accounts receivable was less than 10%.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company’s customers that accounted for 10% or more of total revenue were as follows:

	Revenue
	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Customer A	14%	12%	16%
Customer C	*	*	10%
* Revenue was less than 10%.

Inventories

Inventories primarily consist of finished goods and, to a lesser extent, component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at lower of cost and net realizable value on a first-in, first-out basis. Inventory costs primarily consist of materials, inbound freight, import duties, tariffs, direct labor and manufacturing overhead, logistics, and other handling fees. The Company assesses the valuation of inventory balances including an assessment to determine potential excess and/or obsolete inventory. The Company may be required to write down the value of inventory if estimates of future demand and market conditions indicate excess and/or obsolete inventory. For the periods presented, the Company has not experienced significant write-downs. Ownership of inventory transfers to the Company at the time the goods are shipped from the suppliers. Inventories recorded on the Company's consolidated balance sheets include in transit inventory owned by the Company that have been shipped but have not yet been received at a Company distribution center.

Property and Equipment, Net

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Computer hardware and software	1-3 years
Furniture and fixtures	2-5 years
Tooling and production line test equipment	2-4 years
Leasehold improvements	2-10 years
Product displays	1-3 years

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

Product displays are deployed at retail locations. Because the product displays facilitate marketing of the Company’s products within the retail stores, depreciation for product displays is recorded in sales and marketing expenses in the consolidated statements of operations and comprehensive income (loss).

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. Beginning in fiscal 2020, and continuing through fiscal 2021, the Company began activities to replace its legacy enterprise resource management system in order to accommodate the Company's expanding operations. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the consolidated statements of operations and comprehensive income (loss). Capitalized costs were $14.3 million and $4.8 million as of October 2, 2021 and October 3, 2020, respectively, and are reported as a component of other assets on the Company's consolidated balance sheets.

Impairment of Goodwill and Indefinite-lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or asset below its carrying value.

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

In connection with the Company’s evaluation of indefinite-lived intangible asset impairment, the Company performs a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If the qualitative assessment is not conclusive, the Company proceeds to test for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined based on estimated discounted future cash flow analyses that include significant management assumptions such as revenue growth rates, weighted-average costs of capital and assumed royalty rates. If the carrying value exceeds fair value, an impairment charge will be recorded to reduce the asset to fair value.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, primarily comprised of property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company performs impairment testing at the level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by comparing the carrying amounts to the expected future undiscounted cash flows attributable to the assets. If it is determined that an asset may not be recoverable, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on estimated discounted future cash flows analyses. There were no impairment charges identified on the Company's long-lived assets for fiscal 2021 or fiscal 2019. For fiscal 2020, there were impairment charges incurred related to the 2020 restructuring plan as described within Note 14. Restructuring Plan.

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

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Legal Contingencies

If a potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated, the Company records a liability for an estimated loss. Legal fees are expensed as incurred and included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). See Note 12. Commitments and Contingencies for additional information regarding legal contingencies.

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

Foreign currency remeasurement and transaction gains (losses) are recorded in other income (expense), net as follows:

	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands)
Foreign currency remeasurement and transaction gains (losses)	$2,353	$6,594	$(8,622)

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company's contracts generally include a combination of products and services. Revenue is allocated to distinct performance obligations and is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are not considered a separate performance obligation and are accounted for as a fulfillment cost and are included in cost of revenue. As of October 2, 2021, and October 3, 2020, the Company did not have any material assets related to incremental costs to obtain or fulfill customer contracts.

In fiscal 2018, the Company adopted ASC 606 using the full retrospective transition method which resulted in an acceleration of revenue and related costs of revenue and most significantly, a reduction in deferred costs and revenue and deferred revenue at each balance sheet date.

Nature of Products and Services

Product revenue primarily includes sales of Sonos speakers and Sonos system products, which include software that enables the Company’s products to operate over a customer’s wireless network, as well as connect to various third-party services, including music and voice. The Company also generates a small portion of revenue from Partner products and other revenue sources in connection with partnerships, accessories, professional services, licensing, advertising, and subscription revenue. Revenue for module units is related to hardware and embedded software that is integrated into final products that are manufactured and sold by the Company's partners. Software primarily consists of firmware embedded in the products and the Sonos app, which is software that can be downloaded to consumer devices at no charge, with or without the purchase of one of the Company’s products. Products and related software are accounted for as a single performance obligation and all intended functionality is available to the customer upon purchase. The revenue allocated to the products and related software is the substantial portion of the total sale price. Product revenue is recognized at the point in time when control is transferred, which is either upon shipment or upon delivery to the customer, depending on delivery terms.

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

Supplier Concentration

The Company relies on third parties for the supply and manufacture of its products, as well as third-party logistics providers. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to customers on time, if at all. During fiscal 2021, 2020 and 2019, approximately 59%, 65% and 83%, respectively, of the Company’s finished goods purchased during each year were from one vendor.

Deferred Revenue and Payment Terms

The Company invoices each order upon hardware shipment or delivery and recognizes revenue for each distinct performance obligation when transfer of control has occurred, which in the case of services, may extend over several reporting periods. Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the consolidated balance sheets. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and platform services, as well as for newly launched products sold to resellers not recognized until the date of general availability is reached. General availability deferrals are classified as current deferred revenue as the Company starts shipping the product to the reseller within one month prior to the general availability date. The Company classifies deferred revenue as noncurrent if amounts are expected to be recognized as revenue beyond one year from the balance sheet date.

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

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
technology and are amortized over their useful lives. If a project were to be abandoned, the IPRD would be considered fully impaired and expensed to Research and development.

Advertising Costs

Advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses were $62.3 million, $43.9 million and $48.8 million for fiscal 2021, 2020 and 2019, respectively.

Restructuring and Related Costs

Costs associated with a restructuring plan generally consist of involuntary employee termination benefits, contract termination costs, and other exit-related costs including costs to close facilities. The Company records a liability for involuntary employee termination benefits when management has committed to a plan that establishes the terms of the arrangement and that plan has been communicated to employees. Costs to terminate a contract before the end of the term are recognized on the termination date, and costs that will continue to be incurred in a contract for the remaining term without economic benefit are recognized as of the cease-use date. Restructuring and related costs may also include the write-down of related assets, including operating lease right-of-use assets, when the sale or abandonment of the asset is a direct result of the plan. Other exit-related costs are recognized as incurred. Restructuring and related costs are recognized as an operating expense within the consolidated statements of operations and comprehensive income (loss) and are classified based on the Company's classification policy for each category of operating expense.

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

Retirement Plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $7.6 million and $6.2 million for fiscal 2021 and 2020, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date.

The Company records a valuation allowance when necessary to reduce its deferred tax assets to amounts that are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would result in a benefit to income taxes.

The Company records uncertain tax positions in accordance with a two-step process whereby (i) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
position and (ii) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations and comprehensive income (loss). The Company has not incurred any interest or penalties related to unrecognized tax benefits in any of the periods presented.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board ("FASB") issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, and it subsequently issued amendments to the initial guidance (collectively referred to as "Topic 326"), which provide a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including accounts receivable. The Company adopted this standard effective October 4, 2020, using a modified retrospective approach. Under the new standard, the allowance for credit losses is based on the Company's assessment of collectability of accounts, including consideration of the age of invoices, each customer's expected ability to pay and collection history, customer-specific information and current economic conditions that may impact a customer's ability to pay. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Recent Accounting Pronouncements Pending Adoption

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification Topic 740 ("ASC 740") as well as by improving consistent application of the topic by clarifying and amending existing guidance. This standard is effective for the Company in the first quarter of fiscal 2022, with early adoption permitted. The Company will adopt this standard in the first quarter of fiscal 2022 and does not expect it to have a material impact on the Company's consolidated financial statements or disclosures.

3. Fair Value Measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment.

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of October 2, 2021, and October 3, 2020:

	October 2, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$484,482	$—	$—	$484,482

	October 3, 2020
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$281,380	$—	$—	$281,380

4. Revenue and Geographic Information

Disaggregation of Revenue

Revenue by geographical region also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region and is based on ship-to address, is as follows:

	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands)
Americas	$980,931	$755,874	$678,224
Europe, Middle East and Africa ("EMEA")	618,476	470,883	484,785
Asia Pacific ("APAC")	117,337	99,571	97,814
Total revenue	$1,716,744	$1,326,328	$1,260,823

Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands)
United States	$890,837	$697,410	$630,012
Other countries	825,907	628,918	630,811
Total revenue	$1,716,744	$1,326,328	$1,260,823

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands)
Sonos speakers	$1,378,808	$1,034,813	$1,008,422
Sonos system products	265,180	218,788	187,172
Partner products and other revenue	72,756	72,727	65,229
Total revenue	$1,716,744	$1,326,328	$1,260,823

Disaggregation of Property and Equipment

Property and equipment, net by country as of October 2, 2021, and October 3, 2020 were as follows:

	October 2, 2021	October 3, 2020
(In thousands)
United States	$40,669	$35,372
China	23,460	17,624
Other countries	7,212	7,788
Property and equipment, net	$71,341	$60,784

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Balance Sheet Components

The following tables show the Company’s balance sheet component details.

Accounts Receivable Allowances

The following table summarizes changes in the allowance for credit losses for fiscal 2021, and the allowance for doubtful accounts for fiscal 2020 and 2019:

	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands)
Beginning balance	$1,307	$1,255	$872
Increases	1,529	1,127	1,034
Write-offs	(1,289)	(1,075)	(651)
Ending balance	$1,547	$1,307	$1,255

The following table summarizes the changes in the allowance for sales incentives for fiscal 2021, 2020 and 2019:

	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands)
Beginning balance	$17,515	$20,051	$11,754
Charged to revenue	95,249	108,843	87,703
Utilization of sales incentive allowance	(93,604)	(111,379)	(79,406)
Ending balance	$19,160	$17,515	$20,051

Inventories

Inventories, net, consist of the following:

	October 2, 2021	October 3, 2020
(In thousands)
Finished goods	$154,608	$172,184
Components	30,522	8,646
Inventories	$185,130	$180,830

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Property and Equipment, Net

Property and equipment, net consist of the following:

	October 2, 2021	October 3, 2020
(In thousands)
Computer hardware and software	$40,098	$45,798
Furniture and fixtures	7,483	8,239
Tooling and production line test equipment	76,210	67,495
Leasehold improvements	49,846	51,102
Product displays	57,863	48,925
Total property and equipment	231,500	221,559
Accumulated depreciation and amortization	(160,159)	(160,775)
Property and equipment, net	$71,341	$60,784

Depreciation expense was $31.8 million, $34.9 million and $36.4 million for fiscal 2021, 2020 and 2019, respectively. During fiscal 2021, 2020 and 2019, the Company abandoned and disposed of gross fixed assets of $32.9 million, $18.5 million and $10.2 million, with accumulated depreciation of $32.2 million, $14.2 million and $9.3 million, respectively. Disposals of fixed assets were recorded in operating expenses in the consolidated statements of operations and comprehensive income (loss) and resulted in losses of $0.7 million, $4.3 million and $0.8 million for fiscal 2021, 2020 and 2019, respectively. For further detail regarding the property and equipment that was abandoned as part of the 2020 restructuring plan, refer to Note 14. Restructuring Plan.

Intangible Assets

The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	October 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Technology	$7,752	$(3,405)	$4,347	2.67
Other	39	(36)	3	0.17
Total finite-lived intangible assets	7,791	(3,441)	4,350	2.67
In-process research and development and other intangible assets not subject to amortization	20,100	—	20,100
Total intangible assets	$27,891	$(3,441)	$24,450

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the estimated future amortization expense of the Company's intangible assets as October 2, 2021:

Fiscal years ending	Future Amortization Expense
(In thousands)
2022	$1,917
2023	1,243
2024	1,020
2025	170
2026 and thereafter	—
Total future amortization expense	$4,350

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Accrued Expenses

Accrued expenses consisted of the following:

	October 2, 2021	October 3, 2020
(In thousands)
Accrued advertising and marketing	$19,989	$10,609
Accrued taxes	16,941	6,252
Accrued inventory	37,117	2,843
Accrued manufacturing, logistics and product development	14,943	9,753
Accrued general and administrative	13,066	10,068
Accrued restructuring	114	1,062
Other accrued payables	5,859	4,462
Total accrued expenses	$108,029	$45,049

Deferred Revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the consolidated balance sheets. For the fiscal year ended October 2, 2021, deferred revenue included revenue allocated to unspecified software upgrades and cloud-based services of $70.4 million, as well as current deferred revenue related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached.

The following table presents the changes in the Company's deferred revenue balances for the fiscal years ended October 2, 2021, October 3, 2020, and September 28, 2019:

	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands)
Deferred revenue, beginning of period	$62,389	$56,449	$50,967
Recognition of revenue included in beginning of period deferred revenue	(19,175)	(13,052)	(11,934)
Revenue deferred, net of revenue recognized on contracts in the respective period	46,284	18,992	17,416
Deferred revenue, end of period	$89,498	$62,389	$56,449

The Company expects the following recognition of deferred revenue as of October 2, 2021:

	For the fiscal years ending
	2022	2023	2024	2025	2026 and Beyond	Total
(In thousands)
Revenue expected to be recognized	$35,866	$14,867	$12,805	$10,476	$15,484	$89,498

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Other Current Liabilities

Other current liabilities consist of the following:

	October 2, 2021	October 3, 2020
(In thousands)
Reserve for returns	$19,266	$14,195
Short-term operating lease liabilities	10,724	10,910
Product warranty liability	5,604	3,628
Other	3,950	2,417
Total other current liabilities	$39,544	$31,150

The following table presents the changes in the Company’s warranty liability for the fiscal years ended October 2, 2021, and October 3, 2020:

	October 2, 2021	October 3, 2020
(In thousands)
Warranty liability, beginning of period	$3,628	$3,254
Provision for warranties issued during the period	15,304	12,711
Settlements of warranty claims during the period	(13,328)	(12,337)
Warranty liability, end of period	$5,604	$3,628

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Leases

The Company entered into various non-cancelable lease agreements for offices and facilities, as well as auto leases. The substantial majority of the Company's leases are for its office spaces and facilities, which are accounted for as operating leases. The Company's main offices are leased in California and Massachusetts, with additional sales, operations, and research and development offices around the world. These facilities operate under leases with initial terms from one to ten years and expire at various dates through 2026. The Company determines whether an arrangement is a lease at inception if there is an identified asset, and it has the right to control the identified asset for a period of time. Some of the Company's leases include options to extend the lease for up to 5 years, and some include options to terminate the lease within 1 year. The Company's lease terms are only for periods in which it has enforceable rights and are impacted by options to extend or terminate the lease only when it is reasonably certain that the Company will exercise the option.

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

Most of the Company's leases do not contain an implicit interest rate. Therefore, the Company uses judgment to estimate an incremental borrowing rate, which is defined as the rate of interest the Company would have to pay to borrow an amount that is equal to the lease obligations, on a collateralized basis, and over a similar term. The Company takes into consideration the terms of the Company's Credit Facility (as defined in Note 7. Debt), lease terms, and current interest rates to determine the incremental borrowing rate at lease commencement date. At October 2, 2021, the Company's weighted-average discount rate was 4.07%, while the weighted-average remaining lease term was 3.8 years. As part of the supplemental cash flow disclosure, the right-of-use assets obtained in exchange for new operating lease liabilities does not reflect the impact of prepaid or deferred rent.

The components of lease expense for the fiscal year ended October 2, 2021, was as follows:

Year Ended
October 2, 2021
(In thousands)
Operating lease cost	$11,376
Short-term lease cost	392
Variable lease cost	3,836
Total lease cost	$15,604

For the fiscal years ended October 2, 2021, and October 3, 2020, rent expense, including leases for offices and facilities as well as auto leases, was $11.8 million and $13.4 million, respectively, and common area maintenance expense was $3.8 million and $5.0 million, respectively.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the maturity of lease liabilities under operating leases as of October 2, 2021:

Fiscal years ending	Operating leases
(In thousands)
2022	$13,407
2023	13,263
2024	12,168
2025	9,048
2026	1,672
Thereafter	134
Total lease payments	49,692
Less imputed interest	(5,008)
Total lease liabilities (1)	$44,684

(1) Total lease liabilities reflect the lease liabilities associated with the Company's New York retail space and satellite offices that were closed as a part of the 2020 restructuring plan. Refer to Note 14. Restructuring Plan for discussion of the impact of the associated operating lease right-of-use asset.

7. Debt

The Company's debt obligation consists of the Secured Credit Facility with J.P. Morgan Chase Bank, N.A. (the “Credit Facility”). In January 2021, the Company repaid all of its outstanding principal balance of $24.9 million under the J.P. Morgan Chase Bank, N.A. Secured Term Loan (the "Term Loan") which had an original maturity date of October 28, 2021. As of October 2, 2021, the Company did not have any remaining short- or long-term debt obligations, and as of October 3, 2020, the Company’s short- and long-term debt obligations were as follows:

	October 3, 2020
	Rate	Balance
(In thousands)
Term Loan (1)	2.4%	$25,000
Unamortized debt issuance costs (2)		(82)
Total indebtedness		24,918
Less short term portion		(6,667)
Long-term debt		$18,251

(1)Original maturity date of October 28, 2021, and bore interest at a variable rate equal to an adjusted LIBOR plus 2.25%, payable quarterly.
(2)Debt issuance costs were recorded as a debt discount and charged to interest expense over the term of the agreement.

The Credit Facility allowed the Company to borrow up to $80.0 million restricted to the value of the borrowing base, which was based on the value of inventory and accounts receivable and was subject to quarterly redetermination. The Credit Facility had an original maturity date of October 28, 2021, and could be drawn as Commercial Bank Floating Rate Loans (at the higher of prime rate or adjusted LIBOR plus 2.50%) or Eurocurrency Loans (at LIBOR plus an applicable margin). As of October 2, 2021, and October 3, 2020, the Company had no outstanding borrowings and $2.9 million and $0.5 million, respectively, in undrawn letters of credit that reduce the availability under the Credit Facility.

Debt obligations under the Credit Facility and the Term Loan required the Company to maintain a consolidated fixed charge ratio of at least 1.0, restrict distribution of dividends unless certain conditions were met, such as having a fixed charge

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
ratio of at least 1.15, and required financial statement reporting and delivery of borrowing base certificates. As of October 2, 2021, and October 3, 2020, the Company was in compliance with all financial covenants. The Credit Facility and the Term Loan were collateralized by eligible inventory and accounts receivable of the Company, as well as the Company's intellectual property including patents and trademarks. For more information, refer to Note 15. Subsequent Event.

8. Stockholders' Equity

Share Repurchase Program

On November 17, 2020, the Board of Directors authorized a common stock repurchase program of up to $50.0 million. During the fiscal year ended October 2, 2021, the Company repurchased 1,394,006 shares for an aggregate purchase price of $50.0 million at an average price of $35.86 per share under the repurchase program. As of October 2, 2021, the Company fully utilized the amount available under this stock repurchase program.

Treasury stock during the fiscal year ended October 2, 2021, included shares withheld to satisfy employees' tax withholding requirements in connection with vesting of RSUs. Additionally, during the fiscal year ended October 2, 2021, the Company retired 2,602,208 shares of treasury stock. The Company accounts for the retirement of treasury stock by deducting its par value from common stock and reflecting any excess of cost over par value as a deduction from additional paid-in-capital on the consolidated balance sheets.

9. Stock-Based Compensation

2018 Equity Incentive Plan

In July 2018, the Board of Directors (the "Board") adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective in connection with the Company's initial public offering ("IPO"). The number of shares reserved for issuance under the 2018 Plan increases automatically on January 1 of each year beginning in 2019 and continuing through 2028 by a number of shares of common stock equal to the lesser of (x) 5% of the total outstanding shares of the Company’s common stock and common stock equivalents as of the immediately preceding December 31 (rounded to the nearest whole share) and (y) a number of shares determined by the Company's the Board. As of October 2, 2021, there were 34,376,127 shares reserved for future issuance under the 2018 Plan.

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

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at October 3, 2020	28,422,940	$12.03	5.6	$99,053
Exercised	(13,397,782)	$11.04
Forfeited	(479,919)	$14.44
Outstanding at October 2, 2021	14,545,239	$12.86	5.1	$282,141
At October 2, 2021
Options exercisable	12,723,601	$12.62	4.9	$249,899
Options vested and expected to vest	14,404,584	$12.85	5.1	$279,604

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company granted no options in fiscal 2021 and fiscal 2020. During fiscal 2019, the Company granted options with a fair value of $8.4 million with a weighted-average grant date fair value of $4.91 per share. Options vested in 2021, 2020 and 2019, respectively, have a fair value of $10.8 million, $27.4 million, and $34.3 million.

The total intrinsic value of stock options exercised was $242.7 million, $40.1 million and $61.1 million for fiscal 2021, 2020 and 2019, respectively.

As of October 2, 2021, and October 3, 2020, the Company had $6.2 million and $16.9 million, respectively, of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted-average period of 0.9 years and 1.5 years, respectively.

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

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 3, 2020	11,647,951	$10.50	$180,543
Granted	2,860,688	$19.07
Released	(4,146,278)	$11.38
Forfeited	(1,078,836)	$11.45
Outstanding at October 2, 2021	9,283,525	$12.64	$299,487
At October 2, 2021
Units expected to vest	7,887,232	$12.54	$254,442

As of October 2, 2021, the Company had $90.0 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.5 years.

Performance Stock Units ("PSU")

Pursuant to the 2018 Plan, the Company has issued and may issue certain PSUs that vest on the satisfaction of service and performance conditions. The Company estimates the fair value of PSUs on the grant date and recognizes compensation expense in the period it becomes probable that performance conditions will be achieved. On a quarterly basis, the Company

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
re-evaluates the assumption of the probability that performance conditions will be satisfied and revises its estimates as appropriate as new or updated information becomes available. The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 3, 2020	—	$—	$—
Granted	158,521	$22.81
Vested	—
Forfeited	—
Outstanding at October 2, 2021	158,521	$22.81	$5,114

As of October 2, 2021, the Company had $3.6 million of unrecognized stock-based compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock-based Compensation

Total stock-based compensation expense by function category was as follows:

	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands)
Cost of revenue	$988	$1,106	$985
Research and development	25,075	23,439	17,643
Sales and marketing	13,570	14,359	12,965
General and administrative	22,494	18,706	14,982
Total stock-based compensation expense	$62,127	$57,610	$46,575

10. Income Taxes

The Company’s income (loss) before provision for (benefit from) income taxes for fiscal 2021, 2020 and 2019 were as follows:

	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands)
Domestic	$126,810	$(15,194)	$(858)
Foreign	30,115	(4,889)	(218)
Income (loss) before provision for (benefit from) income taxes	$156,925	$(20,083)	$(1,076)

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Components of the provision for (benefit from) income taxes consisted of the following:

	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands)
Current:
U.S. Federal	$—	$(1,388)	$1,366
U.S. State	440	724	1,132
Foreign	6,216	1,220	1,463
Total current	6,656	556	3,961
Deferred:
U.S. Federal	—	—	—
U.S. State	—	—	—
Foreign	(8,326)	(524)	(271)
Total deferred	(8,326)	(524)	(271)
Provision for (benefit from) income taxes	$(1,670)	$32	$3,690

The Company is subject to income taxes in the United States and foreign jurisdictions in which it operates. The Company’s tax provision is impacted by the jurisdictional mix of earnings as its foreign subsidiaries have statutory tax rates different from those in the United States.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Components of the Company’s deferred income tax assets and liabilities are as follows:

	October 2, 2021	October 3, 2020
(In thousands)
Deferred tax assets
Accrued expenses and reserves	$18,601	$12,014
Deferred revenue	13,915	11,831
U.S. net operating loss carryforwards	25,284	8,242
Foreign net operating loss carryforwards	13,240	12,183
Research & development tax credit carryforwards	77,607	53,543
Stock-based compensation	9,082	11,018
Operating lease liability	9,908	14,377
U.S. amortization	8,031	7,648
Depreciation	1,875	1,101
Other	428	603
Total deferred tax assets	177,971	132,560
Valuation allowance	(155,978)	(113,939)
Deferred tax assets, net of valuation allowance	21,993	18,621
Deferred tax liabilities
Tax accounting method change	(962)	(2,946)
Right-of-use asset	(7,388)	(9,914)
Foreign amortization	(5,833)	(6,093)
Depreciation	(32)	(187)
Other	(144)	(115)
Total deferred tax liabilities	(14,359)	(19,255)
Net deferred tax assets (liabilities)	$7,634	$(634)

Reported as
Deferred tax assets	$10,028	$1,800
Deferred tax liabilities	(2,394)	(2,434)
Net deferred tax assets (liabilities)	$7,634	$(634)

The Company has assessed, on a jurisdictional basis, the realization of its net deferred tax assets, including the ability to carry back net operating losses, the existence of taxable temporary differences, the availability of tax planning strategies and available sources of future taxable income. The Company has concluded that based on cumulative taxable income and future taxable income that it is able to realize a benefit for net deferred tax assets in certain foreign jurisdictions. In addition, the Company has concluded that a valuation allowance on its net deferred tax assets in the U.S. and certain foreign jurisdictions continues to be appropriate considering cumulative taxable losses in recent years and uncertainty with respect to future taxable income.

During the fiscal year ended October 2, 2021, the Company determined that the net deferred tax asset of its Netherlands subsidiary was more-likely-than-not realizable and released valuation allowance of $7.8 million as an income tax benefit. The Company determined that the positive evidence, principally the Netherlands subsidiary being in a cumulative taxable income position with forecasts of future taxable income, outweighed the negative evidence, resulting in the valuation allowance release. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the remaining valuation allowance. Release of the remaining valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the United States and certain other foreign entities and jurisdictions.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of October 2, 2021, the Company had gross U.S. federal net operating loss carryforwards of $101.4 million, of which $70.3 million have an indefinite life and $31.1 million expire beginning in 2035, gross state net operating loss carryforwards of $64.6 million, which expire beginning in 2027, and gross foreign net operating loss carryforwards of $53.3 million with an indefinite life. As of October 2, 2021, the Company also had gross federal and state research and development tax credit carryforwards of $62.0 million and $44.3 million, respectively. The federal research and development tax credits will begin to expire in 2025, and the state research and development tax credits will begin to expire in 2024.

Because of the change of ownership provisions of Sections 382 and 383 of the Internal Revenue Code, and similar state provisions, use of a portion of the Company’s U.S. federal and state net operating loss and research and development tax credit carryforwards may be limited in future periods depending upon changes in ownership. Further, a portion of the carryforwards may expire before being applied to reduce future taxable income and income tax liabilities if sufficient taxable income is not generated in future periods.

The following table summarizes changes in the valuation allowance for fiscal 2021, 2020 and 2019:

	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands)
Beginning balance	$113,939	$95,088	$72,380
Increase during the period	49,791	18,851	22,708
Decrease during the period	(7,752)	—	—
Ending balance	$155,978	$113,939	$95,088

Reconciliation of U.S. statutory federal income taxes to the Company’s provision for (benefit from) income taxes is as follows:

	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands)
U.S. federal income taxes at statutory rate	$32,954	$(4,217)	$(226)
U.S. state and local income taxes, net of federal benefit and state credits	(9,473)	(2,798)	(9,315)
Foreign income tax rate differential	1,430	(75)	129
Stock-based compensation	(47,496)	869	(2,399)
Federal research and development tax credits	(21,535)	(8,012)	(8,418)
Unrecognized federal tax benefits	4,041	815	(2,806)
Change in tax rate	(2,681)	—	1,161
Global intangible low taxed income, net of foreign tax credits	—	—	239
Base erosion and anti-abuse tax	—	(781)	781
Other	(565)	598	822
Change in valuation allowance	41,655	13,633	23,722
Provision for income taxes	$(1,670)	$32	$3,690

In January 2017, the Company entered into a unilateral Advance Pricing Agreement (the "APA") with the Dutch Tax Administration. The APA establishes an intercompany licensing arrangement whereby the operating profit or loss, as determined under U.S. GAAP, of Sonos Europe B.V. and Sonos, Inc. will be allocated between the two companies based on relative contribution to the development of marketing and technology intangibles. The APA has a five-year term that commenced on October 2, 2016, and ended on September 30, 2021. The Company expects operating profit or loss of Sonos Inc. and Sonos Europe B.V. to continue to be allocated in a similar manner for future taxable years.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Change in gross unrecognized tax benefits, excluding interest and penalties, as a result of uncertain tax positions are as follows:

	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands)
Beginning balance	$14,721	$12,527	$17,794
Decrease - tax positions in prior periods	(4)	(768)	(8,226)
Increase - tax positions in current periods	6,535	2,962	2,959
Ending balance	$21,252	$14,721	$12,527

The Company does not anticipate material changes to its unrecognized benefits within the next 12 months that would result in a material change to the Company’s financial position. The unrecognized tax benefits as of October 2, 2021, would have no impact on the effective tax rate if recognized.

The Company conducts business in a number of jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. U.S. federal income tax returns for the 2017 tax year and earlier are no longer subject to examination by the U.S. Internal Revenue Service (the "IRS"). All U.S. federal and state net operating losses as well as research and development tax credits generated to date, including 2017 and earlier, used in open tax years are subject to adjustment by the IRS and state tax authorities.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. There were no accrued interest or penalties as of October 2, 2021, and October 3, 2020.

As of October 2, 2021, the Company continues to assert that the unremitted earnings in our foreign subsidiaries are permanently reinvested and therefore no deferred taxes or withholding taxes have been provided. If, in the future, the Company decides to repatriate its $5.4 million of undistributed earnings from these subsidiaries in the form of dividends or otherwise, the Company could be subject to withholding taxes payable at that time. Outside basis differences in the Company's foreign subsidiaries including unremitted earnings and any related taxes are not material.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Net Income (Loss) Per Share Attributable to Common Stockholders

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$158,595	$(20,115)	$(4,766)
Denominator:
Weighted-average shares of common stock - basic	122,245,212	109,807,154	103,783,006
Effect of potentially dilutive stock options	10,120,238	—	—
Effect of RSUs	7,875,245	—	—
Effect of PSUs	68,457	—	—
Weighted-average shares of common stock—diluted	140,309,152	109,807,154	103,783,006

Net income (loss) per share attributable to common stockholders:
Basic	$1.30	$(0.18)	$(0.05)
Diluted	$1.13	$(0.18)	$(0.05)

The following potentially dilutive shares as of the end of each period presented were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	October 2, 2021	October 3, 2020	September 28, 2019
Stock options to purchase common stock	9,030,004	33,503,698	42,300,183
Restricted stock units	3,505,140	9,225,127	4,147,463
Performance stock units	55,586	—	—
Total	12,590,730	42,728,825	46,447,646

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Commitments and Contingencies

Unconditional purchase obligations

The following table summarizes future payments under the Company's unconditional purchase obligations as of October 2, 2021:

		Fiscal years ended
	Total	2022	2023	2024	2025	2026	Beyond
(In thousands)
Inventory-related purchase obligations	$92,488	$92,488	$—	$—	$—	$—	$—
Other purchase obligations	57,112	32,447	20,898	3,767	—	—	—
Total	$149,600	$124,935	$20,898	$3,767	$—	$—	$—

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

On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement of certain Sonos patents related to its smart speakers and related technology. On February 6, 2020, the ITC initiated a formal investigation into the Company’s claims. Google and Alphabet filed an initial answer in the ITC action on February 27, 2020, and an amended answer on April 3, 2020, denying infringement and alleging that the asserted patents are invalid. On August 13, 2021, an administrative law judge at the ITC issued an initial determination finding all five of Sonos' asserted patents to be valid and infringed by Google. The judge also ruled that certain proposed redesigns of Google products, one specific redesign per patent, would qualify as non-infringing alternatives to Google's current product designs. The full commission is expected to decide whether and to what extent it will review the initial determination on or before November 19, 2021. On March 4, 2020, the California District Court stayed the district court proceeding pending resolution of the ITC investigation. On March 11, 2020, Google filed an answer in the California District Court, denying infringement and alleging that the asserted patents are invalid.

On September 28, 2020, Google filed for a declaratory judgement of non-infringement in the U.S. District Court for the Northern District of California related to five different Sonos patents. On September 29, 2020, the Company filed a lawsuit against Google in the U.S. District Court for Western District of Texas, alleging infringement of those five Sonos patents and seeking monetary damages and other non-monetary relief. This dispute over venue has now been resolved, with the case proceeding in the Northern District of California, where the judge has bifurcated the case, scheduling early disposition of two representative claims in mid-2022 and trial on all other claims in May 2023. On December 1, 2020, the Company filed a lawsuit against Google Germany GmbH and Google Ireland Ltd. in the regional court of Hamburg, Germany, alleging infringement of a Sonos patent related to control of playback of media by mobile and playback devices and seeking non-monetary relief. Sonos has chosen to withdraw these preliminary injunction actions after having received some preliminary relief.

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

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

On August 21, 2020, Google filed a lawsuit against Sonos, Inc. in Canada, alleging infringement of one Google patent generally related to noise cancellation technology. On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in France, alleging infringement of two Google patents generally related to digital rights management and search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. On February 8, 2021, Google withdrew its infringement allegations regarding the search notifications patent in view of prior art brought to the attention of the court by the Company. In August 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in the Netherlands alleging infringement of a Google patent related to search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. In September 2020, Google filed a lawsuit against Sonos Europe B.V. in the Netherlands, alleging infringement of a Google patent related to digital rights management, and seeking monetary damages and enforcement of an injunction preventing sales of any infringing Sonos products, which was transferred to the Midden-Netherlands court on March 22, 2021, following the grant of the Company's challenge to improper jurisdiction. The Netherlands court has now heard argument in both pending Google cases and decisions are expected no earlier than December 2021. A range of loss, if any, associated with these matters is not probable or reasonably estimable as of October 2, 2021.

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of October 2, 2021.

The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

On May 13, 2020, the Company was granted a temporary exclusion from the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs") for its component products. On July 23, 2020, the Company was granted a temporary exclusion from Section 301 tariffs for its core speaker products. These exclusions eliminated the tariffs on the Company's component and core speaker products imported from China until August 31, 2020, and entitled the Company to a refund for the tariffs paid since September 2019, the date the Section 301 tariffs were imposed. On August 28, 2020, the United States Trade Representative granted an extension through December 31, 2020, of the exclusion for the Company’s core products, with the Section 301 tariffs for our core products automatically reinstating on January 1, 2021. The exclusion for the Company’s component products was not extended past August 31, 2020, with the Section 301 tariffs for our component products automatically reinstating on September 1, 2020. Tariff refund claims are subject to review and approval by U.S. Customs and Border Protection. As of October 2, 2021, the Company recognized $18.3 million in refunds based upon acceptance of the Company's refund request, recognized as a reduction to cost of revenue, and the outstanding refund receivable was approximately $0.8 million which is recorded in other current assets on the consolidated balance sheets. As of October 2, 2021, the remaining outstanding tariff refund the Company expects to recover was approximately $15.4 million. The Company did not record these potential refunds due to uncertainty of the timing of acceptance of approval and will be recognized as a reduction to cost of revenue if and when acceptance occurs.

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
13. Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s unaudited quarterly financial information for each of the four quarters of 2021 and 2020 (the sum of quarterly periods may not equal full-year amounts due to rounding):

	Three Months Ended
	October 2, 2021	July 3, 2021	April 3, 2021	January 2, 2021
(In thousands, except per share amounts)
Revenue	$359,539	$378,672	$332,949	$645,584
Gross profit	166,931	177,861	165,776	299,425
Net income (loss)	(8,744)	17,826	17,221	132,292
Net income (loss) per share - basic	$(0.07)	$0.14	$0.14	$1.14
Net income (loss) per share - diluted	$(0.07)	$0.12	$0.12	$1.01

	Three Months Ended
	October 3, 2020	June 27, 2020	March 28, 2020	December 28, 2019
(In thousands, except per share amounts)
Revenue	$339,837	$249,310	$175,098	$562,083
Gross profit	161,536	109,791	73,009	227,620
Net income (loss)	18,411	(56,980)	(52,320)	70,775
Net income (loss) per share - basic	$0.17	$(0.52)	$(0.48)	$0.65
Net income (loss) per share - diluted	$0.15	$(0.52)	$(0.48)	$0.60

(1)The fourth quarter of fiscal 2020 reflects the impact of 14 weeks.
(2)The third quarter of fiscal 2020 reflects the impact of the 2020 restructuring plan. See Note 14. Restructuring Plan for additional information regarding the Company's 2020 restructuring plan.
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

SONOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

In the first quarter of fiscal 2021, the Company negotiated the early termination of a facility lease that was part of the 2020 restructuring and recorded a gain of $2.8 million, representing the difference between the related operating lease liability and previously accrued restructuring expenses versus the early termination payment. The gain was recognized as a credit in sales and marketing expenses on the consolidated statements of operations and comprehensive income (loss). The cash paid related to the settlement of the lease liability as part of the early termination is included within "Cash paid for amounts included in the measurement of lease liabilities" within the supplemental disclosure on the consolidated statements of cash flows.
15. Subsequent Events

In October 2021, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., Bank of America, N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA, which replaced its Credit Facility with JPMorgan Chase Bank, N.A. (see Note 7. Debt). The new agreement allows the Company to borrow up to $100 million, with a maturity date of October 2026.

On October 8, 2021 and November 9, 2021, the Company completed two transactions to acquire two privately-held businesses for combined aggregate cash consideration of approximately $27.0 million.

On November 17, the Company announced that its Board of Directors authorized a common stock repurchase program of up to $150.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of October 2, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of October 2, 2021.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).
Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of October 2, 2021, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 2, 2021.
The effectiveness of our internal control over financial reporting as of October 2, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 2, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is included under the captions "Board of Directors and Corporate Governance," "Proposal One: Election of Directors," "Executive Officers" and "Delinquent Section 16(a) Reports" included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended October 2, 2021, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is included under the captions “Board of Directors and Corporate Governance” and "Executive Compensation" in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended October 2, 2021, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions "Equity Compensation Plan Information" and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended October 2, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions "Board of Directors and Corporate Governance" and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended October 2, 2021, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item is included under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended October 2, 2021, and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-38603	3.1	9/11/2018
3.2	Restated Bylaws	10-Q	001-38603	3.2	9/11/2018
4.1	Form of Common Stock Certificate	S-1	333-226076	4.01	7/6/2018
4.2	Amended and Restated Investor Rights Agreement, dated as of July 18, 2012, by and among the Registrant and certain investors of the Registrant	S-1	333-226076	4.02	7/6/2018
4.3	Description of Securities	10-K	001-38603	4.3	11/26/19
10.1+	Form of Indemnification Agreement entered into between Sonos, Inc. and each of its directors and executive officers	S-1	333-226076	10.01	7/6/2018
10.2+	2003 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-226076	10.02	7/6/2018

10.3+	2018 Equity Incentive Plan and forms of agreement thereunder	10-Q	001-38603	10.1	8/12/2021
10.4+	2018 Employee Stock Purchase Plan and form of subscription agreement	S-1	333-226076	10.04	7/6/2018
10.5+	Offer Letter between Patrick Spence and the Registrant, dated May 25, 2012	S-1	333-226076	10.05	7/6/2018
10.6+	Offer letter between Brittany Bagley and the Registrant, dated March 29, 2019	10-Q	001-38603	10.1	5/10/2019
10.7†	Manufacturing Agreement between Inventec Appliances Corporation and the Registrant, dated September 4, 2014, as amended	S-1	333-226076	10.08	7/6/2018
10.8+	Offer Letter between Nicholas Millington and the Registrant, dated February 27, 2003	10-K	001-38603	10.09	11/28/2018
10.9+	Offer Letter between Matthew Siegel and the Registrant, dated August 15, 2017	10-K	001-38603	10.10	11/28/2018
10.10+	Executive Incentive Plan	10-Q	001-38603	10.1	2/7/2019
10.11+	Performance Share Award Agreement between Patrick Spence and the Registrant, dated May 28, 2020	10-Q	001-38603	10.1	8/6/2020
10.12+	Offer Letter between Edward Lazarus and the Registrant, dated December 5, 2018	10-Q	001-38603	10.1	2/6/2020
10.13+	Form of Performance Share Award Agreement under 2018 Equity Incentive Plan	10-Q	001-38603	10.1	2/11/2021
21.1	List of subsidiaries of the Registrant	S-1	333-226076	21.1	7/6/2018
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)					X

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

                            Sonos, Inc.

Date: November 22, 2021	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 22, 2021	By:	/s/ Brittany Bagley
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick Spence	Chief Executive Officer and Director	November 22, 2021
Patrick Spence	(Principal Executive Officer)

/s/ Brittany Bagley	Chief Financial Officer	November 22, 2021
Brittany Bagley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Karen Boone	Director	November 22, 2021
Karen Boone

/s/ Joanna Coles	Director	November 22, 2021
Joanna Coles

/s/ Thomas Conrad	Director	November 22, 2021
Thomas Conrad

/s/ Deirdre Findlay	Director	November 22, 2021
Deirdre Findlay

/s/ Julius Genachowski	Director	November 22, 2021
Julius Genachowski

/s/ Panos Panay	Director	November 22, 2021
Panos Panay

/s/ Michelangelo Volpi	Director and Chairperson of the Board of Directors	November 22, 2021
Michelangelo Volpi