Form 10-Q
period 2022-01-01
Sonos Inc
filed 2022-02-10
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of January 29, 2022, the registrant had 127,608,612 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)
	As of
	January 1, 2022	October 2, 2021
Assets
Current assets:
Cash and cash equivalents	$754,417	$640,101
Accounts receivable, net of allowances	178,257	100,779
Inventories	205,162	185,130
Prepaids and other current assets	22,532	31,504
Total current assets	1,160,368	957,514
Property and equipment, net	68,996	71,341
Operating lease right-of-use assets	33,776	33,841
Goodwill	37,726	15,545
Intangible assets, net	29,862	24,450
Deferred tax assets	9,892	10,028
Other noncurrent assets	32,123	26,085
Total assets	$1,372,743	$1,138,804

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$341,343	$214,996
Accrued expenses	164,501	108,029
Accrued compensation	28,430	77,695
Deferred revenue, current	17,817	35,866
Other current liabilities	47,171	39,544
Total current liabilities	599,262	476,130
Operating lease liabilities, noncurrent	32,814	33,960
Deferred revenue, noncurrent	57,761	53,632
Deferred tax liabilities	2,394	2,394
Other noncurrent liabilities	905	3,646
Total liabilities	693,136	569,762

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	130	129
Treasury stock	(54,875)	(50,276)
Additional paid-in capital	682,504	690,462
Retained earnings (accumulated deficit)	53,584	(69,897)
Accumulated other comprehensive loss	(1,736)	(1,376)
Total stockholders’ equity	679,607	569,042
Total liabilities and stockholders’ equity	$1,372,743	$1,138,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	January 1, 2022	January 2, 2021
Revenue	$664,481	$645,584
Cost of revenue	347,096	346,159
Gross profit	317,385	299,425
Operating expenses
Research and development	61,330	52,346
Sales and marketing	83,736	74,453
General and administrative	39,725	35,242
Total operating expenses	184,791	162,041
Operating income	132,594	137,384
Other income (expense), net
Interest income	33	36
Interest expense	(98)	(265)
Other income (expense), net	(1,402)	4,257
Total other income (expense), net	(1,467)	4,028
Income before provision for income taxes	131,127	141,412
Provision for income taxes	7,646	9,120
Net income	$123,481	$132,292

Net income attributable to common stockholders:
Basic	$123,481	$132,292
Diluted	$123,481	$132,292

Net income per share attributable to common stockholders:
Basic	$0.97	$1.14
Diluted	$0.87	$1.01

Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	127,662,826	115,610,523
Diluted	142,322,448	130,644,147

Total comprehensive income
Net income	$123,481	$132,292
Change in foreign currency translation adjustment	(360)	847
Comprehensive income	$123,121	$133,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)
	Three Months Ended January 1, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at October 2, 2021	128,857,085	$129	$690,462	(1,871,812)	$(50,276)	$(69,897)	$(1,376)	$569,042
Issuance of common stock pursuant to equity incentive plans	2,030,373	2	13,230	—	—	—	—	13,232
Retirement of treasury stock	(1,010,286)	(1)	(38,647)	1,010,286	38,648	—	—	—
Repurchase of common stock	—	—	—	(1,032,249)	(31,365)	—	—	(31,365)
Repurchase of common stock related to shares withheld for tax in connection with vesting of restricted stock unit awards ("RSUs")	—	—	—	(344,198)	(11,882)	—	—	(11,882)
Stock-based compensation expense	—	—	17,459	—	—	—	—	17,459
Net income	—	—	—	—	—	123,481	—	123,481
Change in foreign currency translation adjustment	—	—	—	—	—	—	(360)	(360)
Balance at January 1, 2022	129,877,172	$130	$682,504	(2,237,973)	$(54,875)	$53,584	$(1,736)	$679,607

	Three Months Ended January 2, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at October 3, 2020	113,915,233	$114	$548,993	(1,571,138)	$(20,886)	$(228,492)	$(1,890)	$297,839
Issuance of common stock pursuant to equity incentive plans	7,075,338	7	69,498	—	—	—	—	69,505
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(307,980)	(5,118)	—	—	(5,118)
Stock-based compensation expense	—	—	14,844	—	—	—	—	14,844
Net income	—	—	—	—	—	132,292	—	132,292
Change in foreign currency translation adjustment	—	—	—	—	—	—	847	847
Balance at January 2, 2021	120,990,571	$121	$633,335	(1,879,118)	$(26,004)	$(96,200)	$(1,043)	$510,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	January 1, 2022	January 2, 2021
Cash flows from operating activities
Net income	$123,481	$132,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,217	7,982
Stock-based compensation expense	17,459	14,844
Other	1,139	(1,050)
Deferred income taxes	14	12
Foreign currency transaction (gain) loss	494	(1,633)
Changes in operating assets and liabilities:
Accounts receivable, net	(79,000)	(56,650)
Inventories	(21,800)	93,495
Other assets	4,086	(7,330)
Accounts payable and accrued expenses	185,127	33,271
Accrued compensation	(49,094)	(15,481)
Deferred revenue	(13,510)	5,633
Other liabilities	2,321	9,128
Net cash provided by operating activities	179,934	214,513
Cash flows from investing activities
Purchases of property and equipment, intangible and other assets	(6,355)	(11,333)
Cash paid for acquisitions, net of acquired cash	(27,101)	—
Net cash used in investing activities	(33,456)	(11,333)
Cash flows from financing activities
Payments for debt issuance costs	(929)	—
Payments for repurchase of common stock	(31,365)	—
Proceeds from exercise of common stock options	13,232	69,505
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of restricted stock units	(11,882)	(5,118)
Net cash provided by (used in) financing activities	(30,944)	64,387
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,218)	3,174
Net increase in cash, cash equivalents and restricted cash	114,316	270,741
Cash, cash equivalents and restricted cash
Beginning of period	640,101	407,291
End of period	$754,417	$678,032
Supplemental disclosure
Cash paid for interest	$23	$166
Cash paid for taxes, net of refunds	$413	$2,672
Cash paid for amounts included in the measurement of lease liabilities	$3,410	$8,102
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$5,499	$7,814
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,246	$1,509

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

Basis of presentation and preparation

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet as of October 2, 2021, has been derived from the audited consolidated financial statements of the Company.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual financial statements. They should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2021, (the “Annual Report”), filed with the SEC on November 22, 2021.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three months ended January 1, 2022, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. The three months ended January 1, 2022, and January 2, 2021, spanned 13 weeks each. As used in this Quarterly Report on Form 10-Q, “fiscal 2022” refers to the fiscal year ending October 1, 2022, “fiscal 2021” refers to the fiscal year ended October 2, 2021, and "fiscal 2020” refers to the fiscal year ended October 3, 2020.

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

Recently adopted accounting pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification Topic 740 ("ASC 740") as well as by improving consistent application of the topic by clarifying and amending existing guidance. The Company adopted this standard in the first quarter of fiscal 2022. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

Recent accounting pronouncements pending adoption

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. This standard is effective for the Company in the first quarter of fiscal 2024, with early adoption permitted. The Company is currently evaluating the pronouncement and does not expect it to have a material impact on the Company's consolidated financial statements or disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, and then issued a subsequent amendment to the initial guidance under ASU No. 2021-01 (collectively Topic 848). Topic 848 provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, derivatives, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, derivatives, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. Topic 848 is currently effective and upon adoption may be applied prospectively to contract modifications and hedging relationships made on or before December 31, 2022. The Company is currently evaluating the pronouncement to determine the impact it may have on the Company's condensed consolidated financial statements.

3. Fair Value Measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment.

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of January 1, 2022, and October 2, 2021:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	January 1, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$480,500	$—	$—	$480,500

	October 2, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$484,482	$—	$—	$484,482

4. Revenue and Geographic Information

Disaggregation of revenue

Revenue by geographical region also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region and is based on ship-to address, is as follows:

	Three Months Ended
	January 1, 2022	January 2, 2021
(In thousands)
Americas	$373,813	$367,239
Europe, Middle East and Africa (“EMEA”)	245,482	240,007
Asia Pacific (“APAC”)	45,186	38,338
Total revenue	$664,481	$645,584

Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended
	January 1, 2022	January 2, 2021
(In thousands)
United States	$347,646	$330,896
Other countries	316,835	314,688
Total revenue	$664,481	$645,584

Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended
	January 1, 2022	January 2, 2021
(In thousands)
Sonos speakers	$501,886	$527,516
Sonos system products	134,745	97,759
Partner products and other revenue	27,850	20,309
Total revenue	$664,481	$645,584

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

5. Balance Sheet Components

Accounts receivable, net of allowances

Accounts receivable, net of allowances, consist of the following:

	January 1, 2022	October 2, 2021
(In thousands)
Accounts receivable	$203,120	$121,486
Allowance for credit losses	(1,998)	(1,547)
Allowance for sales incentives	(22,865)	(19,160)
Accounts receivable, net of allowances	$178,257	$100,779

Inventories

Inventories, net, consist of the following:

	January 1, 2022	October 2, 2021
(In thousands)
Finished goods	$145,492	$154,608
Component parts	59,670	30,522
Inventories	$205,162	$185,130

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

Goodwill

The following table presents the changes in carrying amount of goodwill during the three months ended January 1, 2022:

(In thousands)
Balance as of October 2, 2021	$15,545
Goodwill acquired	22,181
Balance as of January 1, 2022	$37,726

Intangible assets

The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Technology	$13,932	$(4,170)	$9,762	2.85
Total finite-lived intangible assets	13,932	(4,170)	9,762	2.85
In-process research and development not subject to amortization	20,100	—	20,100
Total intangible assets	$34,032	$(4,170)	$29,862

The following table summarizes the estimated future amortization expense of the Company's intangible assets as of January 1, 2022:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2022	$2,906
2023	3,237
2024	3,024
2025	423
2026	94
2027 and thereafter	78
Total future amortization expense	$9,762

Accrued expenses

Accrued expenses consisted of the following:

	January 1, 2022	October 2, 2021
(In thousands)
Accrued advertising and marketing	$27,951	$19,989
Accrued taxes	34,292	16,941
Accrued inventory	58,871	37,117
Accrued manufacturing, logistics and product development	21,252	14,943
Accrued general and administrative expenses	12,649	13,066
Other accrued payables	9,486	5,973
Total accrued expenses	$164,501	$108,029

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily related to revenue allocated to unspecified software upgrades and cloud-based services. Recognition of revenue included deferred revenue from the fourth quarter of fiscal 2021 related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached, which was in the first quarter of fiscal 2022.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following table presents the changes in the Company’s deferred revenue for the three months ended January 1, 2022, and January 2, 2021:

	January 1, 2022	January 2, 2021
(In thousands)
Deferred revenue, beginning of period	$89,498	$62,389
Recognition of revenue included in beginning of period deferred revenue	(23,721)	(3,357)
Revenue deferred, net of revenue recognized on contracts in the respective period	9,801	9,809
Deferred revenue, end of period	$75,578	$68,841

The Company expects the following recognition of deferred revenue as of January 1, 2022:

	For the fiscal years ending
	2022	2023	2024	2025	2026 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$13,561	$16,175	$14,103	$11,782	$19,957	$75,578

Other current liabilities

Other current liabilities consist of the following:

	January 1, 2022	October 2, 2021
(In thousands)
Reserve for returns	$22,648	$19,266
Short-term operating lease liabilities	11,268	10,724
Product warranty liability	9,666	5,604
Other	3,589	3,950
Total other current liabilities	$47,171	$39,544

The following table presents the changes in the Company’s warranty liability the three months ended January 1, 2022, and January 2, 2021:

	January 1, 2022	January 2, 2021
(In thousands)
Warranty liability, beginning of period	$5,604	$3,628
Provision for warranties issued during the period	5,359	6,277
Settlements of warranty claims during the period	(1,297)	(3,459)
Warranty liability, end of period	$9,666	$6,446

6. Debt

On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto (the “Revolving Credit Agreement”). The Revolving Credit Agreement replaced the Company’s prior $80.0 million credit facility with JPMorgan Chase Bank, N.A., which matured in October 2021, in its entirety.
The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Eurocurrency Loans (at LIBOR plus an

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

applicable margin). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over LIBOR multiplied by the aggregate face amount of outstanding letters of credit. As of January 1, 2022, the Company did not have any outstanding borrowings and had $2.9 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of January 1, 2022, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

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

On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement by Alphabet and Google of certain Sonos patents related to its smart speakers and related technology. On February 6, 2020, the ITC initiated a formal investigation into the Company’s claims. Google and Alphabet filed an initial answer in the ITC action on February 27, 2020, and an amended answer on April 3, 2020, denying infringement and alleging that the asserted patents are invalid. On August 13, 2021, an administrative law judge at the ITC issued an initial determination finding all five of Sonos' asserted patents to be valid and infringed by Google. The judge also ruled that certain proposed redesigns of Google products, one specific redesign per patent, would qualify as non-infringing alternatives to Google's current product designs. On January 6, 2022, the ITC ratified the conclusions of the administrative law judge and issued a limited exclusion order and a cease and desist order with respect to a wide range of accused Google products, including Google media players and computer devices configured to control these media players, such as Pixel phones and tablets. On March 4, 2020, the California District Court stayed the district court proceeding pending resolution of the ITC investigation and corresponding appeals. On March 11, 2020, Google filed an answer in the California District Court, denying infringement and alleging that the asserted patents are invalid.

On September 28, 2020, Google filed for a declaratory judgement of non-infringement in the U.S. District Court for the Northern District of California related to five different Sonos patents. On September 29, 2020, the Company filed a lawsuit against Google in the U.S. District Court for Western District of Texas, alleging infringement of those five Sonos patents and seeking monetary damages and other non-monetary relief. This dispute over venue has now been resolved, with the case proceeding in the Northern District of California, where the judge has bifurcated the case, scheduling early disposition of two representative claims in mid-2022 and trial on all other claims in May 2023. On January 21, 2022, the judge permitted Google to amend its declaratory judgement claim to include claims for breach of contract and conversion against the Company in connection with one of the asserted patents regarding Google and the Company’s collaboration in 2013. The Company disputes the claims and intends to defend these claims during the case.

On December 1, 2020, the Company filed a lawsuit against two Google foreign subsidiaries in the regional court of Hamburg, Germany, alleging infringement of a Sonos patent related to control of playback of media by

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

mobile and playback devices and seeking non-monetary relief. Sonos has chosen to withdraw these preliminary injunction actions after having received some preliminary relief.

On June 11, 2020, Google filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, alleging infringement of five Google patents generally related to noise cancellation, digital rights management, media search, modifying favorite items and wireless relays and seeking monetary damages and other non-monetary relief. On November 2, 2020, the California District Court granted Sonos’ motion to dismiss Google’s allegation of infringement of one of these five Google patents, specifically a patent generally related to media search, finding that the invention at issue is patent ineligible. On June 4, 2021, the California District Court granted a stipulation to dismiss Google's allegation of infringement of another asserted patent involving noise cancellation. In May 2021, the Company filed petitions for review at the United States Patent and Trademark Office ("USPTO") of two Google patents asserted against the Company in this matter, specifically the patents related to modifying favorite items and wireless relays. In October and November 2021, the USPTO instituted review of these patents, with a final decision expected in late 2022. In January 2022, the California District Court judge stayed the litigation against the Company with respect to all common issues.

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

On August 21, 2020, Google filed a lawsuit against Sonos, Inc. in Canada, alleging infringement of one Google patent generally related to noise cancellation technology. On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in France, alleging infringement of two Google patents generally related to digital rights management and search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. On February 8, 2021, Google withdrew its infringement allegations regarding the search notifications patent in view of prior art brought to the attention of the court by the Company. In August 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in the Netherlands alleging infringement of a Google patent related to search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. In September 2020, Google filed a lawsuit against Sonos Europe B.V. in the Netherlands, alleging infringement of a Google patent related to digital rights management, and seeking monetary damages and enforcement of an injunction preventing sales of any infringing Sonos products, which was transferred to the Midden-Netherlands court on March 22, 2021, following the grant of the Company's challenge to improper jurisdiction. The Netherlands court has now heard argument in both pending Google cases and decisions are expected no earlier than December 2021. A range of loss, if any, associated with these matters is not probable or reasonably estimable as of January 1, 2022.

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of January 1, 2022.

The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

On May 13, 2020, the Company was granted a temporary exclusion from the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs") for its component products. On July 23, 2020, the Company was granted a temporary exclusion from Section 301 tariffs for its core speaker products. These exclusions eliminated the tariffs on the Company's component and core speaker products imported from China until August 31, 2020, and entitled

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

the Company to a refund for the tariffs paid since September 2019, the date the Section 301 tariffs were imposed. On August 28, 2020, the United States Trade Representative granted an extension through December 31, 2020, of the exclusion for the Company’s core products, with the Section 301 tariffs for our core products automatically reinstated on January 1, 2021. The exclusion for the Company’s component products was not extended past August 31, 2020, with the Section 301 tariffs for our component products automatically reinstated on September 1, 2020. Tariff refund claims are subject to review and approval by U.S. Customs and Border Protection. For the three months ended January 1, 2022, the Company recognized $1.7 million in refunds based upon acceptance of the Company's refund request, recognized as a reduction to cost of revenue. As of January 1, 2022, the outstanding refund receivable was not material and was recorded in other current assets on the condensed consolidated balance sheets, and the remaining outstanding tariff refund the Company expected to recover was approximately $12.3 million. The Company did not record these potential refunds due to uncertainty of the timing of acceptance of approval and will be recognized as a reduction to cost of revenue if and when acceptance occurs.

8. Stockholders' Equity

On November 17, 2021, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $150.0 million. During the three months ended January 1, 2022, the Company repurchased 1,032,249 shares for an aggregate purchase price of $31.4 million at an average price of $30.37 per share under the repurchase program. The Company had $121.5 million available for share repurchases under the repurchase program as of January 1, 2022.

Treasury stock during the three months ended January 1, 2022, included shares withheld to satisfy employees' tax withholding requirements in connection with vesting of RSUs. Additionally, during the three months ended January 1, 2022, the Company retired 1,010,286 shares of treasury stock.

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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at October 2, 2021	14,545,239	$12.86	5.1	$282,141
Granted	—	—
Exercised	(1,076,077)	12.29
Forfeited	(12,043)	14.96
Outstanding at January 1, 2022	13,457,119	$12.91	5.0	$227,339
At January 1, 2022
Options exercisable	12,395,258	$12.79	4.8	$210,785
Options vested and expected to vest	13,365,802	$12.90	5.0	$225,905

As of January 1, 2022, and October 2, 2021, the Company had $4.4 million and $6.2 million, respectively, of unrecognized stock-based compensation expense related to stock options, which are expected to be recognized over weighted-average periods of 0.8 and 0.9 years, respectively.

Restricted stock units

Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. The fair value of RSUs is based on the Company's closing stock price on the trading day immediately preceding the date of grant. RSUs vest quarterly over the service period, which is generally four years, with certain awards subject to an initial annual cliff vest. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 2, 2021	9,283,525	$12.64	$299,487
Granted	2,128,485	33.94
Released	(954,296)	11.85
Forfeited	(184,013)	15.00
Outstanding at January 1, 2022	10,273,701	$17.08	$306,156
At January 1, 2022
Units expected to vest	8,736,544	$16.76	$260,349

As of January 1, 2022, and October 2, 2021, the Company had $134.5 million and $90.0 million of unrecognized stock-based compensation expense related to RSUs, which are expected to be recognized over weighted-average periods of 2.9 and 2.5 years, respectively.

Performance stock units ("PSU")

Pursuant to the 2018 Plan, the Company issues PSUs that vest on the satisfaction of service and performance conditions. The Company estimates the fair value of PSUs on the grant date and recognizes compensation expense in the period it becomes probable that performance conditions will be achieved. On a quarterly basis, the Company re-evaluates the assumption of the probability that performance conditions will be satisfied and revises

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

its estimates as appropriate as new or updated information becomes available. The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 2, 2021	158,521	$22.81	$5,114
Granted	252,296	29.71
Vested	—	—
Forfeited	—	—
Outstanding at January 1, 2022	410,817	$27.05	$12,242

As of January 1, 2022, and October 2, 2021, the Company had $10.3 million and $3.6 million of unrecognized stock-based compensation expense related to PSUs, which are expected to be recognized over weighted-average periods of 1.4 and 1.2 years, respectively.

    Stock-based compensation

Total stock-based compensation expense by functional category was as follows:

	Three Months Ended
	January 1, 2022	January 2, 2021
(In thousands)
Cost of revenue	$328	$214
Research and development	6,738	6,258
Sales and marketing	3,647	3,408
General and administrative	6,746	4,964
Total stock-based compensation expense	$17,459	$14,844

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

The Company recorded a provision for income taxes of $7.6 million and $9.1 million for the three months ended January 1, 2022, and January 2, 2021, respectively, related to U.S. and non-U.S. income taxes. For the three months ended January 1, 2022, the Company excluded certain foreign jurisdictions from the calculation of the estimated AETR as the Company anticipates an overall ordinary loss for which no tax benefit can be recognized. For the three months ended January 1, 2022, the Company's tax provision includes a discrete income tax benefit of $3.2 million for the release of a portion of our U.S. valuation allowance as a result of an acquisition in the quarter and U.S. share-based compensation. For the three months ended January 2, 2021, the Company's tax provision includes a discrete income tax benefit of $10.2 million for U.S. share-based compensation.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

For the three months ended January 1, 2022, the Company maintained a full valuation allowance on its deferred tax assets in the U.S. and certain other non-US entities due to a history of operating losses. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of the valuation allowance in the U.S. and certain other non-US entities would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S. and certain other non-US entities.

11. Net Income Per Share Attributable to Common Stockholders

Basic net income per share attributable to common stockholders is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income per share attributable to common stockholders adjusts the basic net income per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock awards, using the treasury stock method.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders:

	Three Months Ended
	January 1, 2022	January 2, 2021
(In thousands, except share and per share data)
Numerator:
Net income attributable to common stockholders - basic and diluted	$123,481	$132,292
Denominator:
Weighted-average shares of common stock—basic	127,662,826	115,610,523
Effect of potentially dilutive stock options	8,162,237	8,105,916
Effect of RSUs	6,306,547	6,927,708
Effect of PSUs	190,838	—
Weighted-average shares of common stock—diluted	142,322,448	130,644,147
Net income per share attributable to common stockholders:
Basic	$0.97	$1.14
Diluted	$0.87	$1.01

The following potentially dilutive shares were excluded from the computation of diluted net income per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended
	January 1, 2022	January 2, 2021
Stock options to purchase common stock	5,838,942	17,074,467
Restricted stock units	3,529,909	5,489,890
Performance stock units	110,669	—
Total	9,479,520	22,564,357

12. Retirement Plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

contributions totaled $1.9 million and $1.7 million for the three months ended January 1, 2022, and January 2, 2021, respectively.

13. Business Combinations

During the first quarter of fiscal 2022, the Company completed two acquisitions for a combined aggregate cash consideration of approximately $27.1 million. The acquisitions brought talented employees and strategic intellectual property ("IP") to enhance the experience of Sonos products. The Company accounted for these transactions as business combinations and allocated the purchase consideration to assets acquired and liabilities assumed. In aggregate, $0.2 million was attributed to net assets acquired, $6.2 million to intangible assets, $1.5 million in deferred tax liabilities, and $22.2 million to goodwill. The goodwill recognized was primarily attributable to the assembled workforce and expected post-acquisition synergies from these acquisitions. Goodwill is not deductible for tax purposes. The transaction costs associated with the acquisitions were not material and were expensed as incurred, as general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company's condensed consolidated financial statements, either individually or in the aggregate.

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

Overview

Sonos is one of the world's leading sound experience brands. As the inventor of multi-room wireless audio products, Sonos' innovation helps the world listen better by giving people access to the content they love and allowing them to control it however they choose. Known for delivering an unparalleled sound experience, thoughtful design aesthetic, simplicity of use, multi-room capabilities, and an open platform, Sonos makes a breadth of audio content available to anyone.

Our innovative products, seamless customer experience and expanding global footprint have driven 16 consecutive years of sustained revenue growth since our first product launch. We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from Partner products and other revenue sources, such as module revenue from our IKEA partnership, architectural speakers from our Sonance partnership, accessories such as speaker stands and wall mounts, professional services, licensing, advertising, and subscription revenue.

COVID-19 Update

The COVID-19 pandemic has persisted, and fluctuations continue to occur rapidly, particularly as it relates to the emergence of new variants of the virus. COVID-19 has affected our supply chain, consistent with its effect across many industries, including causing shipping and logistics challenges, and placing significant limits on component supplies. Especially when combined with the strong demand for our products, these supply chain impacts have resulted in delayed product availability. During our first quarter of fiscal 2022, we continued to experience increased component costs, as well as increased shipping and logistics costs related to these broader industry-wide supply chain challenges. We expect these impacts, including potential delayed product availability, to continue for as long as the global supply chain is experiencing these challenges. The pandemic has also delayed our efforts to fully diversify our supply chain into Malaysia. We continue to invest in supply chain initiatives to meet increasing customer demand and address industry-wide capacity challenges.

While the situation caused by COVID-19 is unprecedented and dynamic, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19, refer to Part II, Item 1A. Risk factors.

Key Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are total revenue, products sold, adjusted EBITDA and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA is net income. In the three months ended January 1, 2022, and January 2, 2021, we had net income of $123.5 million and $132.3 million, respectively.

	Three Months Ended
	January 1, 2022	January 2, 2021
(In thousands, except percentages)
Total revenue	$664,481	$645,584
Products sold	2,398	2,649
Adjusted EBITDA(1)	$163,143	$166,265
Adjusted EBITDA margin(1)	24.6%	25.8%

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

We define adjusted EBITDA margin as adjusted EBITDA divided by revenue. See "Non-GAAP Financial Measures" below for information regarding our use of adjusted EBITDA and adjusted EBITDA margin, and a reconciliation of net income to adjusted EBITDA.

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

We use these non-GAAP financial measures to evaluate our operating performance and trends and make planning decisions. We believe that these non-GAAP financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses and other items that we exclude from these non-GAAP financial measures. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to a key financial metric used by our management in its financial and operational decision-making.
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest U.S. GAAP equivalent to adjusted EBITDA, and the use of adjusted EBITDA margin rather than operating margin, which is the nearest U.S. GAAP equivalent to adjusted EBITDA margin. These limitations include that the non-GAAP financial measures:
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

The following table presents a reconciliation of net income to adjusted EBITDA:

	Three Months Ended
	January 1, 2022	January 2, 2021
(In thousands, except percentages)
Net income	$123,481	$132,292
Add (deduct):
Depreciation and amortization	9,217	7,982
Stock-based compensation expense	17,459	14,844
Interest income	(33)	(36)
Interest expense	98	265
Other (income) expense, net	1,402	(4,257)
Provision for income taxes	7,646	9,120
Restructuring and related expenses	—	(2,611)
Legal and transaction related costs (1)	3,873	8,666
Adjusted EBITDA	$163,143	$166,265
Revenue	$664,481	$645,584
Adjusted EBITDA margin	24.6%	25.8%

(1)Legal and transaction-related costs consist of expenses related to our IP litigation against Alphabet and Google, as well as legal and transaction costs associated with our acquisition activity, which we consider non-recurring expenses and do not consider representative of our underlying operating performance.

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

Seasonality. Historically, we have typically experienced the highest levels of revenue in the first fiscal quarter of the year coinciding with the holiday shopping season and our promotional activities. Given supply constraints, our promotional activity was moderated in the first quarter of fiscal 2022. Our promotional discounting activity is typically higher in the first fiscal quarter, which negatively impacts gross margin during this period. However, our higher sales volume in the holiday shopping season has historically resulted in a higher operating margin in the first fiscal quarter due to positive operating leverage.

Channel strategy. We are focused on reaching and converting prospective customers through third-party retail stores, e-commerce retailers, custom installers of home audio systems, and our website sonos.com. We are investing in our e-commerce capabilities and in-app experience to drive direct sales. We believe the growth of our own e-commerce channel will continue to be important to supporting our overall growth and profitability as consumers continue the shift from physical to online sales channels. Our physical retail distribution relies on third-party retailers and our ability to maintain and implement our diversified manufacturing footprint and base of component suppliers. While we seek to increase sales through our direct-to-consumer sales channel, we expect that our partnerships with third-party retailers and custom installers will continue to be an important part of our ecosystem. We will continue to seek retail partners that can deliver differentiated in-store experiences to support customer demand for product demonstrations. Additionally, we intend to expand and strengthen our partnerships with custom installers who are valuable to our customer base and contribute to our new household growth.

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

	Three Months Ended
	January 1, 2022		January 2, 2021
(Dollars in thousands)	$	%	$	%
Revenue	$664,481	100.0%	$645,584	100.0%
Cost of revenue (1)	347,096	52.2	346,159	53.6
Gross profit	317,385	47.8	299,425	46.4
Operating expenses
Research and development (1)	61,330	9.2	52,346	8.1
Sales and marketing(1)	83,736	12.6	74,453	11.5
General and administrative (1)	39,725	6.0	35,242	5.5
Total operating expenses	184,791	27.8	162,041	25.1
Operating income	132,594	20.0	137,384	21.3
Other income (expense), net
Interest income	33	—	36	—
Interest expense	(98)	—	(265)	—
Other income (expense), net	(1,402)	(0.2)	4,257	0.7
Total other income (expense), net	(1,467)	(0.2)	4,028	0.6
Income before provision for income taxes	131,127	19.7	141,412	21.9
Provision for income taxes	7,646	1.2	9,120	1.4
Net income	$123,481	18.6%	$132,292	20.5%
Adjusted EBITDA (2)	$163,143	24.6%	$166,265	25.8%
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended
	January 1, 2022		January 2, 2021
(In thousands, except percentages)	$	%	$	%
Cost of revenue	$328	—%	$214	—%
Research and development	6,738	1.0	6,258	1.0
Sales and marketing	3,647	0.5	3,408	0.5
General and administrative	6,746	1.0	4,964	0.8
Total stock-based compensation expense	$17,459	2.6%	$14,844	2.3%

(2) Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the sections titled “Adjusted EBITDA and adjusted EBITDA margin” and “Non-GAAP financial measures” above.

Comparison of the three months ended January 1, 2022 and January 2, 2021

Revenue

Comparison of the three months ended January 1, 2022 and January 2, 2021

	Three Months Ended		Change
	January 1, 2022	January 2, 2021	$	%
(In thousands, except percentages)
Sonos speakers	$501,886	$527,516	$(25,630)	(4.9)%
Sonos system products	134,745	97,759	36,986	37.8%
Partner products and other revenue	27,850	20,309	7,541	37.1%
Total revenue	$664,481	$645,584	$18,897	2.9%

Total revenue increased 2.9% for the three months ended January 1, 2022, compared to the three months ended January 2, 2021. The growth was driven by continued strong demand for our products despite lower promotional activity, and the continuing impact of constrained product availability due to industry-wide supply chain challenges.

Sonos speakers revenue represented 75.5% of total revenue for the three months ended January 1, 2022. The category decreased 4.9% compared to the three months ended January 2, 2021, as this category was heavily impacted by constrained industry-wide component availability and shipping and logistic challenges. Sonos system products represented 20.3% of total revenue for the three months ended January 1, 2022, and increased 37.8% compared to the three months ended January 2, 2021, supported by the availability of supply. Partner products and other revenue represented 4.2% of total revenue for the three months ended January 1, 2022, and increased 37.1% compared to the three months ended January 2, 2021. The increase was primarily driven by our partnerships with Sonance and IKEA.

Revenue for the three months ended January 1, 2022, compared to the three months ended January 2, 2021, increased 1.8% in the Americas, increased 2.3% in EMEA, and increased 17.9% in APAC.

In constant currency U.S. dollars, total revenue increased 3.5% for the three months ended January 1, 2022, compared to the three months ended January 2, 2021. We calculate constant currency growth percentages by translating our prior period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

	Three Months Ended
	January 1, 2022	January 2, 2021	Change
(Units in thousands)
Total products sold	2,398	2,649	(251)	(9.5)%

The volume of products sold decreased for the three months ended January 1, 2022, compared to the three months ended January 2, 2021, driven by a decrease in the Sonos speakers category as this category was heavily impacted by constrained industry-wide component availability and shipping and logistic challenges. The volume of products decreased while revenue increased primarily due to significantly lower promotional activity and product mix favorability as we sold more products at higher prices for the three months ended January 1, 2022, compared to the three months ended January 2, 2021.

Cost of Revenue and Gross Profit

Comparison of the three months ended January 1, 2022 and January 2, 2021

	Three Months Ended		Change
	January 1, 2022	January 2, 2021	$	%
(In thousands, except percentages)
Cost of revenue	$347,096	$346,159	$937	0.3%
Gross profit	$317,385	$299,425	$17,960	6.0%
Gross margin	47.8%	46.4%

The increase in cost of revenue for the three months ended January 1, 2022, compared to the three months ended January 2, 2021, is primarily driven by the increase in revenue, as well as expedited air freight shipping and an overall increase in shipping costs incurred resulting from industry-wide supply chain dynamics.

Gross margin increased 140 basis points for the three months ended January 1, 2022, compared to the three months ended January 2, 2021. The increase was primarily due to lower promotional activity and product mix favorability as we sold more of our higher-priced products. This increase was partially offset by higher shipping and logistics costs related to broader industry-wide supply chain challenges. Gross margin was also partially offset by $5.7 million of tariff expenses, net of refunds recognized, as we recognized fewer refunds and incurred an unfavorable tariff rate compared to the first quarter of fiscal 2021, during which we had an exemption from tariffs on core speaker products.

Research and Development

Comparison of the three months ended January 1, 2022 and January 2, 2021

	Three Months Ended		Change
	January 1, 2022	January 2, 2021	$	%
(In thousands, except percentages)
Research and development	$61,330	$52,346	$8,984	17.2%
Percentage of revenue	9.2%	8.1%

Research and development expenses increased $9.0 million, or 17.2%, for the three months ended January 1, 2022, compared to the three months ended January 2, 2021. This increase was primarily driven by higher personnel-related expenses of $4.8 million due to increased headcount and stock-based compensation, an increase of $2.3 million in product development costs and professional fees, and an increase of $1.2 million in other research and development costs.

Sales and Marketing

Comparison of the three months ended January 1, 2022 and January 2, 2021

	Three Months Ended		Change
	January 1, 2022	January 2, 2021	$	%
(In thousands, except percentages)
Sales and marketing	$83,736	$74,453	$9,283	12.5%
Percentage of revenue	12.6%	11.5%

Sales and marketing expenses increased $9.3 million, or 12.5%, for the three months ended January 1, 2022, compared to the three months ended January 2, 2021. This increase was primarily driven by an increase of $2.8 million resulting from a gain that was recognized in the prior year related to an early termination of a facility lease that was part of the restructuring plan initiated in June 2020, $2.7 million in additional brand and marketing expenses, $2.2 million in additional professional fees, and an increase of $1.3 million in personnel-related expenses due to increased headcount and stock-based compensation.

General and Administrative

Comparison of the three months ended January 1, 2022 and January 2, 2021

	Three Months Ended		Change
	January 1, 2022	January 2, 2021	$	%
(In thousands, except percentages)
General and administrative	$39,725	$35,242	$4,483	12.7%
Percentage of revenue	6.0%	5.5%

General and administrative expenses increased $4.5 million, or 12.7% in the three months ended January 1, 2022, compared to the three months ended January 2, 2021. This increase was primarily driven by $6.3 million in personnel-related expenses due to increased headcount and stock-based compensation, and $3.3 million in professional fees primarily related to our investments in information technology including replacing our legacy enterprise resource management system. This increase was partially offset by a decrease of $5.1 million in legal fees incurred in connection with our IP litigation.

Interest Income, Interest Expense and Other Income (Expense), Net

Comparison of the three months ended January 1, 2022 and January 2, 2021

	Three Months Ended		Change
	January 1, 2022	January 2, 2021	$	%
(In thousands, except percentages)
Other income (expense), net
Interest income	$33	$36	$(3)	(8.3)%
Interest expense	(98)	(265)	167	(63.0)%
Other income (expense), net	(1,402)	4,257	(5,659)	(132.9)%
Total other income (expense), net	$(1,467)	$4,028	$(5,495)	(136.4)%

Interest income for the three months ended January 1, 2022, compared to the three months ended January 2, 2021, decreased due to lower yields on our cash and cash equivalents. Interest expense for the three months ended January 1, 2022, compared to the three months ended January 2, 2021, decreased primarily due to a lower principal balance. The decrease in other income, net for the three months ended January 1, 2022, compared to the three months ended January 2, 2021, was due to foreign currency exchange losses.

Provision for (Benefit from) Income Taxes

Comparison of the three months ended January 1, 2022 and January 2, 2021

	Three Months Ended		Change
	January 1, 2022	January 2, 2021	$	%
(In thousands, except percentages)
Provision for income taxes	$7,646	$9,120	$(1,474)	(16.2)%

The Provision for income taxes decreased from $9.1 million for the three months ended January 2, 2021, to $7.6 million for the three months ended January 1, 2022.

For the three months ended January 1, 2022, the Company's tax provision includes a discrete income tax benefit of $3.2 million for the release of a portion of our U.S. valuation allowance as a result of an acquisition during the quarter and U.S. share-based compensation.

For the three months ended January 2, 2021, the Company's tax provision includes a discrete income tax benefit of $10.2 million for U.S. share-based compensation.

Liquidity and Capital Resources

Our operations are financed primarily through cash flows from operating activities and net proceeds from the sale of our equity securities. As of January 1, 2022, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $754.4 million, including $158.3 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of January 1, 2022, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

We believe our existing cash and cash equivalent balances, cash flows from operations and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. In October 2021, we entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A., Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA, which allows us to borrow up to $100.0 million, with a maturity date of October 2026. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, our potential merger and acquisition activity, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing it would result in increased debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Debt Obligations

On October 13, 2021, we entered into the Revolving Credit Agreement, which replaced our prior $80.0 million credit facility with JPMorgan Chase Bank, N.A., which matured in October 2021, in its entirety.
The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Eurocurrency Loans (at the London interbank offered rate ("LIBOR") plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over LIBOR multiplied by the aggregate face amount of outstanding letters of credit. As of January 1, 2022, we did not have any outstanding borrowings and had $2.9 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of January 1, 2022, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	January 1, 2022	January 2, 2021
(In thousands)
Net cash provided by (used in):
Operating activities	$179,934	$214,513
Investing activities	(33,456)	(11,333)
Financing activities	(30,944)	64,387
Effect of exchange rate changes	(1,218)	3,174
Net increase in cash, cash equivalents and restricted cash	$114,316	$270,741

Cash flows from operating activities

Net cash provided by operating activities of $179.9 million for the three months ended January 1, 2022, consisted of net income of $123.5 million, non-cash adjustments of $28.3 million and a net increase in cash related to changes in operating assets and liabilities of $28.1 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $17.5 million, depreciation and amortization of $9.2 million, and other non-cash adjustments. The net increase in cash related to operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $185.1 million due to the increase in inventory as well as the seasonality of our business, a decrease in other assets of $4.1 million, and an increase in other liabilities of $2.3 million. This increase in operating assets and liabilities was partially offset by an increase in accounts receivable of $79.0 million driven by the seasonality of our business, a decrease in accrued compensation of $49.1 million primarily due to the payment of bonuses in the first quarter of fiscal 2022, an increase in inventory of $21.8 million, as well as a decrease in deferred revenue of $13.5 million.

Cash flows from investing activities

Cash used in investing activities for the three months ended January 1, 2022, of $33.5 million consisted primarily of payments for acquisitions, net of acquired cash of $27.1 million, as well as purchases of property and equipment and intangible assets of $6.4 million, which were primarily related to manufacturing-related tooling and test equipment to support the launch of new products, as well as purchased intangible assets.

Cash flows from financing activities

Cash used in financing activities for the three months ended January 1, 2022, of $30.9 million consisted primarily of payments for repurchases of common stock of $31.4 million, payments for repurchases of common stock related to shares withheld for tax in connection with vesting of RSUs of $11.9 million, as well as payments for debt issuance costs of $0.9 million, offset by proceeds from the exercise of stock options of $13.2 million.

Commitments and Contingencies

At January 1, 2022, we had $57.5 million in non-cancelable purchase commitments for inventory that we expect to purchase in the remainder of fiscal 2022.

For additional information, see Note 7 - Commitments and Contingencies in the above notes to condensed consolidated financial statements and Part II, Item 1, "Legal proceedings" of this Form 10-Q.

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

Other than items discussed in Note 2 of our condensed consolidated financial statements, there have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K. Our exposure to market risk has not changed materially, except as follows:

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

For the three months ended January 1, 2022, and January 2, 2021, we recognized a loss from foreign currency of $1.4 million and a gain from foreign currency of $4.3 million, respectively. Based on transactions denominated in currencies other than respective functional currencies as of January 1, 2022, a hypothetical adverse change of 10% would have resulted in an adverse impact on income before provision for income taxes of approximately $10.5 million for the three months ended January 1, 2022.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of January 1, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control

There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended January 1, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than the matters described in Note 7 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we were not a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

In December 2019, COVID-19 was reported in China and subsequently was declared a global pandemic in March 2020 by the World Health Organization. The COVID-19 pandemic has persisted, and developments continue to occur rapidly, particularly as it relates to the emergence of new variants of the virus. To date, COVID-19 and related preventative and mitigation measures have negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets.

The COVID-19 pandemic and related mitigation measures have adversely affected our business and operating results and may continue to impact us in the future. Consistent with its effect across many industries, COVID-19 has adversely impacted our supply chain, including creating shipping and logistics challenges and placing significant limits on component supplies. These effects on our supply chain have resulted in delayed product availability, especially when combined with the increased demand for our products, and have adversely impacted, and may continue to adversely impact, our ability to meet our product demand, result in additional costs, result in customer dissatisfaction in the event of continued inventory shortages, or may otherwise adversely impact our business and results of operations. The pandemic has also delayed our efforts to fully diversify our supply chain into Malaysia. We expect these impacts, including increased component costs, increased shipping and logistics costs and delayed product availability, to continue for as long as the global supply chain is experiencing these challenges.

COVID-19 adversely affected our fiscal 2021 business and operating results as a result of the temporary closure of some of the retail stores in our end-markets at various times during fiscal 2021. In the event retail stores reinstitute operational restrictions or temporary closures in the future, consumer retail purchasing behavior may be impacted, which may adversely affect our business and operating results. COVID-19 has also negatively impacted the global economy to date and may cause further global economic disruption. While the duration and severity of the economic impacts of COVID-19 are unknown, it is possible that such economic impacts may be prolonged and have continued effects even after the widespread administration of vaccines. In particular, any recession, depression, or other sustained adverse market event resulting from COVID-19 may result in high levels of unemployment and associated loss of personal income, decreased consumer confidence, and lower discretionary spending, which could materially and adversely affect our business, results of operations, financial position, and cash flows.

The extent of the impact of the COVID-19 pandemic on our business and operating results is uncertain and difficult to predict and will depend on factors outside of our control, including the timing, impact or effectiveness of the roll-out of vaccines and treatments globally, the timing of easing of preventative or mitigation measures or mandates, or the impact of any variants that emerge. Moreover, we have experienced increased demand for our products during the COVID-19 pandemic and we cannot predict how or whether the easing of COVID-19 preventative or mitigation measures or mandates will impact demand for our products or shift consumer spending habits in general.

The home audio and consumer electronics industries are highly competitive.

The markets in which we operate are extremely competitive and rapidly evolving, and we expect that competition will intensify in the future. Our competition includes established, well-known sellers of speakers and sound systems such as Bang & Olufsen, Bose, Samsung (and its subsidiaries Harman International and JBL), Sony and Sound United (and its subsidiaries Denon and Polk), and developers of voice-enabled speakers and systems such as Amazon, Apple, and Google. We could also face competition from new market entrants, some of whom might be current partners of ours.

In order to deliver products that appeal to changing and increasingly diverse consumer preferences and to overcome the fact that a relatively high percentage of consumers may already own or use products that they perceive to be similar to those that we offer, we must develop superior technology, anticipate increasingly diverse consumer tastes and rapidly develop attractive products with competitive selling prices. In addition, many of our current and potential partners have business objectives that may drive them to sell their speaker products at a significant discount compared to ours. Amazon and Google, for example, both currently offer their speaker products at significantly lower prices than Sonos One, Sonos Beam, Sonos Arc, Sonos Roam, and Sonos Move. Many of these partners may subsidize these prices and seek to monetize their customers through the sale of additional services rather than the speakers themselves. Even if we are able to efficiently develop and offer innovative products at competitive selling prices, our operating results and financial condition may be adversely impacted if we are unable to effectively anticipate and counter the ongoing price erosion that frequently affects consumer products or if the average selling prices of our products decrease faster than we are able to reduce our manufacturing costs.

Most of our competitors have greater financial, technical, and marketing resources available to them than those available to us, and, as a result, they may develop competing products that cause the demand for our products to decline. Our competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their products to address the needs of our prospective customers, and other companies may enter our markets by entering into strategic relationships with our competitors. A failure to effectively anticipate and respond to these established and new competitors may adversely impact our business and operating results.

Further, our current and prospective competitors may consolidate with each other or acquire companies that will allow them to develop products that better compete with our products, which would intensify the competition that we face and may also disrupt or lead to termination of our distribution, technology, and content partnerships. For example, if one of our competitors were to acquire one of our content partners, the consolidated company may decide to disable the streaming functionality of its service with our products.

If we are unable to compete with these consolidated companies or if consolidation in the market disrupts our partnerships or reduces the number of companies we partner with, our business would be adversely affected.

To remain competitive and stimulate consumer demand, we must successfully manage frequent new product introductions and transitions.

Due to the quickly evolving and highly competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products, and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. For example, in June 2020, we introduced Arc, our premium smart soundbar, Five and the next generation of our Sub, in November 2020, we introduced Radio HD, our ad-free high-definition streaming tier of our radio service, and, in April 2021, we introduced Roam, our portable smart speaker. The successful introduction of these products and any new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. We face significant challenges in managing the risks associated with new product introductions and production ramp-up issues, including accurately forecasting initial consumer demand, effectively managing any third-party strategic alliances or collaborative partnerships related to new product development or commercialization, as well as the risk that new products may have quality or other defects in the early stages of introduction or may not achieve the market acceptance necessary to generate sufficient revenue. New and upgraded products can also affect the sales and profitability of existing products. Accordingly, if we cannot properly manage the introduction of new products, our operating results and financial condition may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.

Although we have achieved profitability, we may not be able to sustain or increase our profitability and expect to incur increased operating costs in the future.

Although we achieved profitability in the fiscal year ended October 2, 2021, and had net income of $158.6 million, we may not be able to continue to achieve profitability and have historically experienced net losses. In the fiscal years ended October 3, 2020, and September 28, 2019, we had net losses of $20.1 million and $4.8 million, respectively. We had an accumulated deficit of $69.9 million as of October 2, 2021.

We expect our operating expenses to increase in the future as we expand our operations and execute on our product roadmap and strategy. We plan to make significant future expenditures related to the expansion of our business and our product offerings, including investments in:

•research and development to continue to introduce innovative new products, enhance existing products, and improve our customers’ listening experience;
•sales and marketing to expand our global brand awareness, promote new products, increase our customer base, and expand sales within our existing customer base; and
•legal, accounting, information technology and other administrative expenses to sustain our operations as a public company.

In order to maintain or increase our profitability, we need to continue to increase our revenue and we cannot assure you that we will be able to do so, particularly during COVID-19. For example, the COVID-19 pandemic and related disruptions have adversely affected the global supply chain and resulted in delayed product availability, which had certain adverse impacts on our revenue in fiscal 2021 and the first quarter of fiscal 2022. Our ability to achieve revenue growth will depend in part on our ability to execute on our product roadmap and our strategy and to determine the market opportunity for new products. New product introductions may adversely impact our gross margin in the near to intermediate term due to the frequency of these product introductions and their anticipated increased share of our overall product volume. The expansion of our business and product offerings also places a continuous and significant strain on our management, operational and financial resources. In the event that we are unable to grow our revenue, or in the event that revenue grows more slowly than we expect, our operating results could be adversely affected and our stock price could be harmed.

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

We must forecast production and inventory needs in advance with our suppliers and manufacturers; our ability to do so accurately could be affected by many factors, including changes in customer demand, new product introductions, sales promotions, channel inventory levels, uncertainty related to the duration and impact of COVID-19, and general economic conditions. If demand does not meet our forecast, excess product inventory could force us to write-down or write-off inventory or to sell the excess inventory at discounted prices, which could cause our gross margin to suffer and impair the strength of our brand. In addition, excess inventory may result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. If demand exceeds our forecast, as it did in parts of fiscal 2020 and through the first quarter of fiscal 2022, and we do not have sufficient inventory to meet this demand, we may experience decreased revenue or customer dissatisfaction as a result of any continued inventory shortages or we may have to rapidly increase production which may result in reduced manufacturing quality and customer satisfaction as well as higher supply and manufacturing costs that would lower our gross margin. Any of these scenarios could adversely impact our operating results and financial condition.

Our efforts to expand beyond our core product offerings may not succeed and could adversely impact our business.

We may seek to expand beyond our core sound systems and develop products that have wider applications, such as commercial or for the office. Developing these products would require us to devote substantial additional resources, and our ability to succeed in developing such products to address such markets is unproven. It is likely that we would need to hire additional personnel, partner with new third parties, and incur considerable research and development expenses to pursue such an expansion successfully. We may have less familiarity with consumer preferences for these products and less product or category knowledge, and we could encounter difficulties in attracting new customers due to lower levels of consumer familiarity with our brand. As a result, we may not be successful in future efforts to achieve profitability from new markets, services or new types of products, and our ability to generate revenue from our existing products may suffer. If any such expansion does not enhance our ability to maintain or grow our revenue or recover any associated development costs, our operating results could be adversely affected.

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

We have increasingly focused our product roadmap on voice-enabled speakers. We introduced our first voice-enabled speaker, Sonos One, in October 2017, our first voice-enabled home theater speaker, Sonos Beam, in July 2018, our first Bluetooth-enabled portable speaker with voice control, Sonos Move, in September 2019, and our voice-enabled premium home theater speaker, Sonos Arc, in June 2020. In April 2021, we introduced Sonos Roam, our portable smart speaker. If the voice-enabled speaker markets do not continue to grow or grow in unpredictable ways, our revenue may fall short of expectations and our operating results may be harmed, particularly since we incur substantial costs to introduce new products in advance of anticipated sales. Additionally, even if the market for voice-enabled speakers does continue to grow, we may not be successful in developing and selling speakers that appeal to consumers or gain sufficient market acceptance. To succeed in this market, we will need to design, produce, and sell innovative and compelling products and partner with other businesses that enable us to capitalize on new technologies, some of which have developed or may develop and sell voice-enabled speaker products of their own as further described herein.

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

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright, and trade secret protection laws, to protect our proprietary rights. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights or challenge our proprietary rights, pending and future patent and trademark applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition, and results of operations. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, on January 7, 2020, we filed a complaint with the U.S. International Trade Commission against Alphabet and Google and a lawsuit in the U.S. District Court for the Central District of California against Google, alleging patent infringement of certain Sonos patents related to our smart speakers and related technology. In addition, on September 29, 2020, we filed a lawsuit against Google in the U.S. District Court for Western District of Texas, subsequently transferred to the Northern District of California, alleging infringement of five Sonos wireless audio patents, and, in December 2020, we filed a lawsuit against Google Germany Gmbh and Google Ireland Ltd. in the regional court of Hamburg, Germany, alleging infringement of a Sonos patent related to control of playback of media by mobile and playback devices. The cost of defending our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims or actions against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.

In addition, the regulations of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. As our brand grows, we may discover unauthorized products in the marketplace that are counterfeit reproductions of our products. If we are unsuccessful in pursuing producers or sellers of counterfeit products, continued sales of these products could adversely impact our brand, business, financial condition, and results of operations.

We currently are, and may continue to be, subject to intellectual property rights claims and other litigation which are expensive to support, and if resolved adversely, could have a significant impact on us and our stockholders.

Companies in the consumer electronics industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we gain an increasingly high profile and face more intense competition in our markets, and as we introduce more products and services, including through acquisitions and through partners, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use, and we may be subject to litigation and disputes. The costs of supporting such litigation and disputes are considerable, and there can be no assurance that a favorable outcome would be obtained. We may be required to settle such litigation and disputes, or we may be subject to an unfavorable judgment in a trial, and the terms of a settlement or judgment against us may be unfavorable and require us to cease some or all our operations, limit our ability to use certain technologies, pay substantial amounts to the other party or issue additional shares of our capital stock to the other party, which would dilute our existing stockholders. Further, if we are found to have engaged in practices that are in violation of a third party’s rights, we may have to negotiate a license to continue such practices, which may not be available on reasonable or favorable terms, or may have to develop alternative, non-infringing technology or discontinue the practices altogether. In the event that these practices relate to an acquisition or a partner, we may not be successful in exercising any indemnification rights available to us under our agreements or in recovering damages in the event that we are successful. Each of these efforts could require significant effort and expense and ultimately may not be successful.

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

The value of our brand could also be severely damaged by isolated incidents, which may be outside of our control. For example, in the United States, we rely on custom installers of home audio systems for a significant portion of our sales but maintain no control over the quality of their work and thus could suffer damage to our brand or business to the extent such installations are unsatisfactory or defective. Any damage to our brand or reputation may adversely affect our business, financial condition, and operating results.

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

If one or more of our technology partners do not maintain their integration with our products or seek to charge us for this integration, or if we have not developed alternative partnerships for similar technology or developed such technology on our own, our sales may decline, our reputation may be harmed, and our business and operating results may suffer.

Competition with our content partners could cause these partners to cease to allow their content to be streamed on our products, which could lower product demand.

Demand for our products depends in large part on the availability of streaming third-party content that appeals to our existing and prospective customers. Compatibility with streaming music services, podcast platforms and other content provided by our content partners is a key feature of our products. To date, all our arrangements have been entered into on a royalty-free basis. Some of these content partners compete with us already, and others may in the future produce and sell speakers along with their streaming services. Additionally, other content partners may form stronger alliances with our competitors in the home audio market. Any of our content partners may cease to allow their content to be streamed on our products for a variety of reasons, including as a result of our offering competing services, to promote other partnerships or their products over our products, or to seek to charge us for this streaming. If this were to happen, demand for our products could decrease, our costs could increase, and our operating results could be harmed.

Operational Risks

We are dependent on a limited number of contract manufacturers to manufacture our products and our efforts to diversify manufacturers may not be successful.

We depend on a limited number of contract manufacturers to manufacture our products, with our key manufacturer, Inventec Appliances Corporation (“Inventec”), manufacturing a majority of our products. We have also historically manufactured our products in China and in early fiscal 2020 began to diversify our supply chain through the addition of contract manufacturing in Malaysia. Our reliance on a limited number of contract manufacturers increases the risk that, in the event that any or all of such manufacturers experience an interruption in their operations, fail to perform their obligation in a timely manner or terminate agreements with us, we would not be able to maintain our production capacity without incurring material additional costs and substantial delays or we may be fully prevented from selling our products. Any material disruption in our relationship with our manufacturers would harm our ability to compete effectively and satisfy demand for our products and could adversely impact our revenue, gross margin, and operating results.

In addition, there is no guarantee that our efforts to diversify manufacturers will be successful. Identifying and onboarding a new manufacturer takes a significant amount of time and resources. If we do not successfully coordinate the timely manufacturing and distribution of our products by such manufacturers, if such manufacturers are unable to successfully and timely process our orders or if we do not receive timely and accurate information from such manufacturers, we may have an insufficient supply of products to meet customer demand, we may lose sales, we may experience a build-up in inventory, we may incur additional costs, and our financial performance and reporting may be adversely affected. By adding manufacturers in other countries, we may experience increased transportation costs, fuel costs, labor unrest, impact of natural disasters and other adverse effects on our ability, timing, and cost of delivering products, which may increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our operating results and financial condition. In addition, any partial or full government-mandated shutdown resulting from COVID-19 has delayed and may further delay our efforts to diversify our supply chain or may cause supply chain disruptions notwithstanding any supply chain diversification efforts.

We depend on a limited number of third-party components suppliers and logistics providers.

We are dependent on a limited number of suppliers for various key components used in our products, and we may from time to time have sole source suppliers. The cost, quality and availability of these components are essential to the successful production and sale of our products. We are subject to the risk of industry-wide shortages, price fluctuations and long lead times in the supply of these components and other materials, which has been and may continue to be increased by the impact of COVID-19. If the supply of these components is delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. In the event we are unable to obtain components in sufficient quantities on a timely basis and on commercially reasonable terms, our ability to sell our products in order to meet market demand would be affected and could materially and adversely affect our brand, image, business prospects and operating results.

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

Consistent with its effect across many industries, the pandemic has affected our supply chain, including creating shipping and logistics challenges and placing significant limits on component supplies, which has, and may continue to, adversely impact our ability to meet our product demand, result in additional costs, or otherwise adversely impact our business and results of operations. These challenges have also delayed our efforts to fully diversify our supply chain into Malaysia. We expect these impacts to continue for as long as the global supply chain continues to experience these challenges.

We have limited control over the third-party suppliers and logistics providers on which our business depends. If any of these parties fails to perform its obligations to us, we may be unable to deliver our products to customers in a timely manner. Further, we do not have long-term contracts with all of these parties, and there can be no assurance that we will be able to renew our contracts with them on favorable terms or at all. We may be unable to replace an existing supplier or logistics provider or supplement a provider in the event we experience significantly increased demand. Accordingly, a loss or interruption in the service of any key party could adversely impact our revenue, gross margin, and operating results.

We sell our products through a limited number of key channel partners, and the loss of any such channel partner would adversely impact our business.

We are dependent on our channel partners for a vast majority of our product sales. Best Buy, one of our key channel partners, accounted for 14% of our revenue in fiscal 2021. We compete with other consumer products for placement and promotion of our products in the stores of our channel partners, including in some cases products of our channel partners. Our contracts with our channel partners allow them to exercise significant discretion in the placement and promotion of our products, and such contracts do not contain any long-term volume commitments. If one or several of our channel partners do not effectively market and sell our products, discontinue or reduce the inventory of our products, increase the promotions of or choose to promote competing products over ours, the volume of our products sold to customers could decrease, and our business and results of operations would therefore be significantly harmed. As a result of the COVID-19 pandemic, many of our key channel partners have temporarily closed or reduced operations in their retail stores at various times during fiscal 2021 and the first quarter of fiscal 2022 and may continue to do so in the future, which has had, and may continue to have, a material effect on our business and results of operations.

Revenue from our channel partners also depends on a number of factors outside our control and may vary from period to period. One or more of our channel partners may experience serious financial difficulty, particularly during the COVID-19 pandemic, may consolidate with other channel partners or may have limited or ceased operations. Our business and results of operations have been, and may continue to be, significantly harmed by retail store closures or reduced operations by many of our key channel partners. Loss of a key channel partner would require us to identify alternative channel partners or increase our reliance on our direct-to-consumer channel, which may be time-consuming and expensive or we may be unsuccessful in our efforts to do so.

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

To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally, we will need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. In particular, beginning in fiscal 2020 and continuing through the first quarter of fiscal 2022, we engaged in activities to replace our legacy enterprise resource management system in order to accommodate our expanding operations. We cannot be certain that we will institute, in a timely or efficient manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Problems associated with, or disruptions resulting from, any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation, result in errors in our financial and other reporting, and affect our ability to maintain an effective internal control environment and meet our external reporting obligations, any of which could harm our business and operating results and affect our stock price.

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

Under the previous administration, the U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, including those under the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"), which Section 301 tariffs have increased our cost of revenue and adversely impacted our results of operations. We were able to obtain an exemption from the Section 301 tariffs for certain of our products for a period of time during fiscal 2020 and, for our core speaker products, through the first quarter of fiscal 2021, but all exemptions which we were granted expired on December 31, 2020. To date, we have been able to obtain certain refunds on tariffs paid during the exemption periods and continue to see outstanding refund requests and corresponding refunds processed.

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

The stock price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $6.97 to $43.89 through January 1, 2022. The stock price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

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

In October 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA, which allows us to borrow up to $100.0 million, with a maturity date of October 2026. We may require additional equity or debt financing to fund our operations and capital expenditures. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms if and when required, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

    Recent Sales of Unregistered Securities

None.

    Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchase of common stock during the quarter ended January 1, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct 3 - Oct 30	—	$—	—	$150,000
Oct 31 - Nov 27	88,282	$32.00	88,282	$147,173
Nov 28 - Jan 1	943,967	$30.21	943,967	$121,460
Total	1,032,249		1,032,249

(1)In November 2021, the Board authorized a common stock repurchase program of up to $150.0 million. See Note 8. Stockholders’ Equity for further information. Over the past two fiscal years, fiscal 2020 and fiscal 2021, we have completed $100.0 million in share repurchases, for 5,181,789 shares, at an average price of $19.30 per share. The Company withholds shares of common stock from certain employees in connection with the vesting of restricted stock unit awards issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2022, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income, (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags
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

Sonos, Inc.

Date: February 9, 2022	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 9, 2022	By:	/s/ Brittany Bagley
Brittany Bagley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)