Form 10-Q
period 2022-04-02
Sonos Inc
filed 2022-05-12
CIK 1314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

or

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

As of April 30, 2022, the registrant had 127,888,720 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SONOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except par values)

	As of
	April 2, 2022	October 2, 2021
Assets
Current assets:
Cash and cash equivalents	$606,744	$640,101
Accounts receivable, net of allowances	111,388	100,779
Inventories	264,405	185,130
Prepaids and other current assets	28,175	31,504
Total current assets	1,010,712	957,514
Property and equipment, net	71,973	71,341
Operating lease right-of-use assets	30,660	33,841
Goodwill	37,726	15,545
Intangible assets, net	28,888	24,450
Deferred tax assets	9,871	10,028
Other noncurrent assets	36,401	26,085
Total assets	$1,226,231	$1,138,804

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$271,005	$214,996
Accrued expenses	100,344	108,029
Accrued compensation	32,365	77,695
Deferred revenue, current	18,438	35,866
Other current liabilities	41,584	39,544
Total current liabilities	463,736	476,130
Operating lease liabilities, noncurrent	29,342	33,960
Deferred revenue, noncurrent	58,196	53,632
Deferred tax liabilities	2,394	2,394
Other noncurrent liabilities	879	3,646
Total liabilities	554,547	569,762

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	130	129
Treasury stock	(36,831)	(50,276)
Additional paid-in capital	647,871	690,462
Retained earnings (accumulated deficit)	62,150	(69,897)
Accumulated other comprehensive loss	(1,636)	(1,376)
Total stockholders’ equity	671,684	569,042
Total liabilities and stockholders’ equity	$1,226,231	$1,138,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Revenue	$399,781	$332,949	$1,064,262	$978,532
Cost of revenue	220,747	167,173	567,843	513,331
Gross profit	179,034	165,776	496,419	465,201
Operating expenses
Research and development	64,947	56,370	126,277	108,717
Sales and marketing	59,955	57,205	143,691	131,658
General and administrative	44,090	39,806	83,816	75,047
Total operating expenses	168,992	153,381	353,784	315,422
Operating income	10,042	12,395	142,635	149,779
Other income (expense), net
Interest income	123	44	156	80
Interest expense	(90)	(182)	(187)	(448)
Other income (expense), net	(2,281)	(1,578)	(3,683)	2,680
Total other income (expense), net	(2,248)	(1,716)	(3,714)	2,312
Income before provision for (benefit from) income taxes	7,794	10,679	138,921	152,091
Provision for (benefit from) income taxes	(772)	(6,542)	6,874	2,578
Net income	$8,566	$17,221	$132,047	$149,513

Net income attributable to common stockholders:
Basic and diluted	$8,566	$17,221	$132,047	$149,513

Net income per share attributable to common stockholders:
Basic	$0.07	$0.14	$1.03	$1.26
Diluted	$0.06	$0.12	$0.94	$1.09

Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	128,112,234	121,880,615	127,887,530	118,745,569
Diluted	139,642,570	143,055,546	140,982,509	136,849,846

Total comprehensive income
Net income	8,566	17,221	132,047	149,513
Change in foreign currency translation adjustment	100	199	(260)	1,046
Comprehensive income	$8,666	$17,420	$131,787	$150,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited, in thousands, except share amounts)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at October 2, 2021	128,857,085	$129	$690,462	(1,871,812)	$(50,276)	$(69,897)	$(1,376)	$569,042
Issuance of common stock pursuant to equity incentive plans	2,030,373	2	13,230	—	—	—	—	13,232
Retirement of treasury stock	(1,010,286)	(1)	(38,647)	1,010,286	38,648	—	—	—
Repurchase of common stock	—	—	—	(1,032,249)	(31,365)	—	—	(31,365)
Repurchase of common stock related to shares withheld for tax in connection with vesting of restricted stock unit awards ("RSUs")	—	—	—	(344,198)	(11,882)	—	—	(11,882)
Stock-based compensation expense	—	—	17,459	—	—	—	—	17,459
Net income	—	—	—	—	—	123,481	—	123,481
Change in foreign currency translation adjustment	—	—	—	—	—	—	(360)	(360)
Balance at January 1, 2022	129,877,172	$130	$682,504	(2,237,973)	$(54,875)	$53,584	$(1,736)	$679,607
Issuance of common stock pursuant to equity incentive plans	2,500,969	2	16,019	—	—	—	—	16,021
Retirement of treasury stock	(2,418,184)	(2)	(71,877)	2,418,184	71,879	—	—	—
Repurchase of common stock	—	—	—	(1,611,921)	(43,115)	—	—	(43,115)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(376,925)	(10,720)	—	—	(10,720)
Stock-based compensation expense	—	—	21,225	—	—	—	—	21,225
Net income	—	—	—	—	—	8,566	—	8,566
Change in foreign currency translation adjustment	—	—	—	—	—	—	100	100
Balance at April 2, 2022	129,959,957	$130	$647,871	(1,808,635)	$(36,831)	$62,150	$(1,636)	$671,684

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at October 3, 2020	113,915,233	$114	$548,993	(1,571,138)	$(20,886)	$(228,492)	$(1,890)	$297,839
Issuance of common stock pursuant to equity incentive plans	7,075,338	7	69,498	—	—	—	—	69,505
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(307,980)	(5,118)	—	—	(5,118)
Stock-based compensation expense	—	—	14,844	—	—	—	—	14,844
Net income	—	—	—	—	—	132,292	—	132,292
Change in foreign currency translation adjustment	—	—	—	—	—	—	847	847
Balance at January 2, 2021	120,990,571	$121	$633,335	(1,879,118)	$(26,004)	$(96,200)	$(1,043)	$510,209
Issuance of common stock pursuant to equity incentive plans	5,743,359	6	49,655	—	—	—	—	49,661
Retirement of treasury stock	(1,017,308)	(1)	(14,365)	1,017,308	14,366	—	—	—
Repurchase of common stock	—	—	—	(19,547)	(682)	—	—	(682)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(387,206)	(13,703)	—	—	(13,703)
Stock-based compensation expense	—	—	16,363	—	—	—	—	16,363
Net income	—	—	—	—	—	17,221	—	17,221
Change in foreign currency translation adjustment	—	—	—	—	—	—	199	199
Balance at April 3, 2021	125,716,622	$126	$684,988	(1,268,563)	$(26,023)	$(78,979)	$(844)	$579,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities
Net income	$132,047	$149,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,792	16,725
Stock-based compensation expense	38,684	31,207
Other	4,357	344
Deferred income taxes	(129)	(146)
Foreign currency transaction (gain) loss	2,267	(1,047)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,786)	(13,260)
Inventories	(86,153)	39,631
Other assets	(6,082)	(21,982)
Accounts payable and accrued expenses	51,643	(36,485)
Accrued compensation	(45,084)	2,087
Deferred revenue	(11,834)	8,374
Other liabilities	(3,348)	992
Net cash provided by operating activities	82,374	175,953
Cash flows from investing activities
Purchases of property and equipment, intangible and other assets	(15,665)	(19,927)
Cash paid for acquisitions, net of acquired cash	(27,101)	—
Net cash used in investing activities	(42,766)	(19,927)
Cash flows from financing activities
Payments for debt issuance costs	(929)	—
Payments of borrowings	—	(25,000)
Payments for repurchase of common stock	(74,482)	(682)
Proceeds from exercise of common stock options	29,254	119,166
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	(22,601)	(18,821)
Net cash provided by (used in) financing activities	(68,758)	74,663
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,207)	1,139
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,357)	231,828
Cash, cash equivalents and restricted cash
Beginning of period	640,101	407,291
End of period	$606,744	$639,119
Supplemental disclosure
Cash paid for interest	$85	$357
Cash paid for taxes, net of refunds	$8,916	$3,255
Cash paid for amounts included in the measurement of lease liabilities	$7,800	$11,683
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$7,869	$8,910
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,245	$1,622

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three and six months ended April 2, 2022, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. The six months ended April 2, 2022, and April 3, 2021, spanned 26 weeks each. As used in this Quarterly Report on Form 10-Q, “fiscal 2022” refers to the fiscal year ending October 1, 2022, “fiscal 2021” refers to the fiscal year ended October 2, 2021, and "fiscal 2020” refers to the fiscal year ended October 3, 2020.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of April 2, 2022, and October 2, 2021:

	April 2, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$411,573	$—	$—	$411,573

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

4. Revenue and Geographic Information

Disaggregation of revenue

Revenue by geographical region also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region and is based on ship-to address, is as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
(In thousands)
Americas	$238,193	$193,938	$612,006	$561,177
Europe, Middle East and Africa (“EMEA”)	128,431	114,306	373,912	354,313
Asia Pacific (“APAC”)	33,157	24,705	78,344	63,042
Total revenue	$399,781	$332,949	$1,064,262	$978,532

Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
(In thousands)
United States	$219,082	$178,019	$566,729	$508,915
Other countries	180,699	154,930	497,533	469,617
Total revenue	$399,781	$332,949	$1,064,262	$978,532

Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
(In thousands)
Sonos speakers	$317,734	$267,534	$819,620	$795,050
Sonos system products	61,220	52,062	195,965	149,820
Partner products and other revenue	20,827	13,353	48,677	33,662
Total revenue	$399,781	$332,949	$1,064,262	$978,532

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

5. Balance Sheet Components

Accounts receivable, net of allowances

Accounts receivable, net of allowances, consist of the following:

	April 2, 2022	October 2, 2021
(In thousands)
Accounts receivable	$128,989	$121,486
Allowance for credit losses	(1,913)	(1,547)
Allowance for sales incentives	(15,688)	(19,160)
Accounts receivable, net of allowances	$111,388	$100,779

Inventories

Inventories, net, consist of the following:

	April 2, 2022	October 2, 2021
(In thousands)
Finished goods	$208,476	$154,608
Component parts	55,929	30,522
Inventories	$264,405	$185,130

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

Goodwill

The following table presents the changes in carrying amount of goodwill during the six months ended April 2, 2022:

(In thousands)
Balance as of October 2, 2021	$15,545
Goodwill acquired	22,181
Balance as of April 2, 2022	$37,726

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Intangible assets

The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	April 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Technology	$13,931	$(5,143)	$8,788	2.63
Total finite-lived intangible assets	13,931	(5,143)	8,788	2.63
In-process research and development not subject to amortization	20,100	—	20,100
Total intangible assets	$34,031	$(5,143)	$28,888

The following table summarizes the estimated future amortization expense of the Company's intangible assets as of April 2, 2022:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2022	$1,931
2023	3,237
2024	3,024
2025	423
2026	94
2027 and there after	79
Total future amortization expense	$8,788

Cloud Computing Arrangements

Beginning in fiscal 2020, and continuing through fiscal 2021, the Company began activities to replace its legacy enterprise resource management system in order to accommodate the Company's expanding operations. Capitalized costs were $22.6 million and $14.3 million as of April 2, 2022, and October 2, 2021, respectively, and are reported as a component of other assets on the Company's condensed consolidated balance sheets.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Accrued expenses

Accrued expenses consisted of the following:

	April 2, 2022	October 2, 2021
(In thousands)
Accrued advertising and marketing	$13,751	$19,989
Accrued taxes	13,710	16,941
Accrued inventory	25,971	37,117
Accrued manufacturing, logistics and product development	17,647	14,943
Accrued general and administrative expenses	20,010	13,066
Other accrued payables	9,255	5,973
Total accrued expenses	$100,344	$108,029

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily related to revenue allocated to unspecified software upgrades and cloud-based services. Recognition of revenue includes $18.8 million of deferred revenue from the fourth quarter of fiscal 2021 related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached, which was in the first quarter of fiscal 2022.

The following table presents the changes in the Company’s deferred revenue for the six months ended April 2, 2022, and April 3, 2021:

	April 2, 2022	April 3, 2021
(In thousands)
Deferred revenue, beginning of period	$89,498	$62,389
Recognition of revenue included in beginning of period deferred revenue	(28,927)	(7,883)
Revenue deferred, net of revenue recognized on contracts in the respective period	16,063	16,383
Deferred revenue, end of period	$76,634	$70,889

The Company expects the following recognition of deferred revenue as of April 2, 2022:

	For the fiscal years ending
	2022	2023	2024	2025	2026 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$9,750	$16,859	$14,809	$12,498	$22,718	$76,634

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Other current liabilities

Other current liabilities consist of the following:

	April 2, 2022	October 2, 2021
(In thousands)
Reserve for returns	$18,839	$19,266
Short-term operating lease liabilities	9,923	10,724
Product warranty liability	8,756	5,604
Other	4,066	3,950
Total other current liabilities	$41,584	$39,544

The following table presents the changes in the Company’s warranty liability for the six months ended April 2, 2022, and April 3, 2021:

	April 2, 2022	April 3, 2021
(In thousands)
Warranty liability, beginning of period	$5,604	$3,628
Provision for warranties issued during the period	7,082	8,844
Settlements of warranty claims during the period	(3,930)	(7,616)
Warranty liability, end of period	$8,756	$4,856

6. Debt

On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto (the “Revolving Credit Agreement”). The Revolving Credit Agreement replaced the Company’s prior $80.0 million credit facility with JPMorgan Chase Bank, N.A., which matured in October 2021, in its entirety.

The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Eurocurrency Loans (at LIBOR plus an applicable margin). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over LIBOR multiplied by the aggregate face amount of outstanding letters of credit. As of April 2, 2022, the Company did not have any outstanding borrowings and had $2.9 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

maintain a certain consolidated leverage ratio, and customary events of default. As of April 2, 2022, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

7. Commitments and Contingencies

Legal proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of business, including claims relating to employee relations, business practices, and patent infringement. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

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

On June 11, 2020, Google filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, alleging infringement of five Google patents generally related to noise cancellation, digital rights management, media search, modifying favorite items and wireless relays, and seeking monetary damages and other non-monetary relief. On November 2, 2020, the California District Court granted Sonos’ motion to dismiss Google’s allegation of infringement of one of these five Google patents, specifically a patent generally related to

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

media search, finding that the invention at issue is patent ineligible. On June 4, 2021, the California District Court granted a stipulation to dismiss Google's allegation of infringement of another asserted patent involving noise cancellation. In May 2021, the Company filed petitions for review at the United States Patent and Trademark Office ("USPTO") of two Google patents asserted against the Company in this matter, specifically the patents related to modifying favorite items and wireless relays. In October and November 2021, the USPTO instituted review of these patents, with a final decision expected in late 2022. In January 2022, the California District Court judge stayed the litigation against the Company with respect to all common issues.

On June 12, 2020, Google filed lawsuits in District Court Munich I against Sonos Europe B.V. and Sonos, Inc., alleging infringement of two Google patents generally related to digital rights management and search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. On January 14, 2021, Google amended its infringement complaint related to the search notifications patent to relate to a limited version of the claims, in view of prior art cited by the Company. On March 3, 2021, the District Court Munich stayed a case for infringement of the search notifications patent pending the outcome of a nullity action based on doubt as to the validity of the patent. On June 23, 2021, the Munich court issued a decision dismissing Google's complaint related to the digital rights management patent for lack of infringement of at least two claim features. On August 30, 2021, Google appealed the Munich court's ruling, which appeal is still pending.

On August 21, 2020, Google filed a lawsuit against Sonos, Inc. in Canada, alleging infringement of one Google patent generally related to noise cancellation technology. On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in France, alleging infringement of two Google patents generally related to digital rights management and search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. On February 8, 2021, Google withdrew its infringement allegations regarding the search notifications patent in view of prior art brought to the attention of the court by the Company. On March 8, 2022, the French trial court ruled for Sonos on Google's digital rights management infringement claim. Google has appealed the French trial court's ruling, which appeal is pending. In August 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in the Netherlands alleging infringement of a Google patent related to search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. In September 2020, Google filed a lawsuit against Sonos Europe B.V. in the Netherlands, alleging infringement of a Google patent related to digital rights management, and seeking monetary damages and enforcement of an injunction preventing sales of any infringing Sonos products, which was transferred to the Midden-Netherlands court on March 22, 2021, following the grant of the Company's challenge to improper jurisdiction. On February 9, 2022, the Midden-Netherlands court rejected Google's claims related to the digital rights management patent. On March 22, 2022, Google appealed the Midden-Netherlands' court decision, which is still pending. A range of loss, if any, associated with these matters is not probable or reasonably estimable as of April 2, 2022.

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of April 2, 2022.

The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

On May 13, 2020, the Company was granted a temporary exclusion from the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs") for its component products. On July 23, 2020, the Company was granted a temporary exclusion from Section 301 tariffs for its core speaker products. These exclusions eliminated the tariffs on the Company's component and core speaker products imported from China until August 31, 2020, and entitled the Company to a refund for the tariffs paid since September 2019, the date the Section 301 tariffs were imposed. On August 28, 2020, the United States Trade Representative granted an extension through December 31, 2020, of the exclusion for the Company’s core speaker products, with the Section 301 tariffs for our core speaker products

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

automatically reinstated on January 1, 2021. The exclusion for the Company’s component products was not extended past August 31, 2020, with the Section 301 tariffs for our component products automatically reinstated on September 1, 2020. Tariff refund claims are subject to review and approval by U.S. Customs and Border Protection. For the three and six months ended April 2, 2022, the Company recognized $2.9 million and $4.7 million, respectively, in refunds based upon acceptance of the Company's refund request, recognized as a reduction to cost of revenue. The remaining outstanding tariff refund the Company expects to recover is approximately $9.5 million. The Company did not record these potential refunds due to uncertainty of the timing of acceptance of approval, but such refunds will be recognized as a reduction to cost of revenue if and when acceptance occurs.

In March 2022, the Company was granted an exclusion extension from the Section 301 tariffs for its core speaker products, including certain new product introductions. This exclusion extension eliminates the tariffs on the Company's core speaker products imported from China from April 13, 2022 to December 31, 2022, and entitles the Company to an estimated refund of $10.0 million for the tariffs paid from October 12, 2021 to April 12, 2022. The Company did not record these potential refunds due to uncertainty of the timing of acceptance of approval, but such refunds will be recognized as a reduction to cost of revenue if and when acceptance occurs.

8. Stockholders' Equity

On November 17, 2021, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $150.0 million. During the six months ended April 2, 2022, the Company repurchased 2,644,170 shares for an aggregate purchase price of $74.5 million at an average price of $28.15 per share under the repurchase program. The Company had $75.5 million available for share repurchases under the repurchase program as of April 2, 2022.

Treasury stock during the six months ended April 2, 2022, included shares withheld to satisfy employees' tax withholding requirements in connection with vesting of RSUs. Additionally, during the six months ended April 2, 2022, the Company retired 3,428,470 shares of treasury stock.

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at October 2, 2021	14,545,239	$12.86	5.1	$282,141
Granted	—	—
Exercised	(2,526,447)	11.59
Expired	(340)	2.50
Forfeited	(18,072)	15.05
Outstanding at April 2, 2022	12,000,380	$13.13	4.9	$174,640
At April 2, 2022
Options exercisable	11,234,842	$13.06	4.7	$164,249
Options vested and expected to vest	11,940,890	$13.12	4.9	$173,829

As of April 2, 2022, and October 2, 2021, the Company had $2.5 million and $6.2 million, respectively, of unrecognized stock-based compensation expense related to stock options, which are expected to be recognized over weighted-average periods of 0.7 and 0.9 years, respectively.

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

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 2, 2021	9,283,525	$12.64	$299,487
Granted	2,958,133	32.04
Released	(2,004,895)	13.47
Forfeited	(512,347)	17.55
Outstanding at April 2, 2022	9,724,416	$18.11	$269,172
At April 2, 2022
Units expected to vest	8,328,841	$17.73	$230,542

As of April 2, 2022, and October 2, 2021, the Company had $134.5 million and $90.0 million of unrecognized stock-based compensation expense related to RSUs, which are expected to be recognized over weighted-average periods of 2.7 and 2.5 years, respectively.

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

as appropriate as new or updated information becomes available. The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 2, 2021	158,521	$22.81	$5,114
Granted	252,296	29.71
Vested	—	—
Forfeited	—	—
Outstanding at April 2, 2022	410,817	$27.05	$11,371

As of April 2, 2022, and October 2, 2021, the Company had $6.8 million and $3.6 million of unrecognized stock-based compensation expense related to PSUs, which are expected to be recognized over weighted-average periods of 1.1 and 1.2 years, respectively.

Stock-based compensation

Total stock-based compensation expense by functional category was as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
(In thousands)
Cost of revenue	$377	$261	$705	$474
Research and development	8,091	6,683	14,829	12,942
Sales and marketing	4,177	3,632	7,824	7,040
General and administrative	8,580	5,787	15,326	10,751
Total stock-based compensation expense	$21,225	$16,363	$38,684	$31,207

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

The Company recorded a benefit from income taxes of $0.8 million and $6.5 million for the three months ended April 2, 2022, and April 3, 2021, respectively, related to U.S. and non-U.S. income taxes. The Company recorded a provision for income taxes of $6.9 million and $2.6 million for the six months ended April 2, 2022 and April 3, 2021, respectively. For the three months ended April 2, 2022, and April 3, 2021, the Company's tax provision includes a discrete income tax benefit for U.S. share-based compensation. For the six months ended April 2, 2022, the Company's tax provision includes a discrete income tax benefit for the release of a portion of our U.S. valuation allowance as a result of an acquisition in the first quarter and U.S. share-based compensation. For the six months ended April 3, 2021, the Company’s tax provision includes a discrete income tax benefit for U.S. share-based compensation.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

For the three and six months ended April 2, 2022, the Company maintained a full valuation allowance on its deferred tax assets in the U.S. and certain other non-US entities due to a history of operating losses. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of the valuation allowance in the U.S. and certain other non-US entities would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S. and certain other non-US entities.

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

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
(In thousands, except share and per share data)
Numerator:
Net income attributable to common stockholders - basic and diluted	$8,566	$17,221	$132,047	$149,513
Denominator:
Weighted-average shares of common stock—basic	128,112,234	121,880,615	127,887,530	118,745,569
Effect of potentially dilutive stock options	6,367,917	12,040,149	7,265,077	10,073,032
Effect of RSUs	4,976,580	9,105,551	5,641,563	8,016,629
Effect of PSUs	185,839	29,231	188,339	14,616
Weighted-average shares of common stock—diluted	139,642,570	143,055,546	140,982,509	136,849,846
Net income per share attributable to common stockholders:
Basic	$0.07	$0.14	$1.03	$1.26
Diluted	$0.06	$0.12	$0.94	$1.09

The following potentially dilutive shares were excluded from the computation of diluted net income per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Stock options to purchase common stock	6,360,832	7,523,579	6,099,887	12,299,023
Restricted stock units	5,024,253	3,219,598	4,277,081	4,354,744
Performance stock units	115,668	44,217	113,169	22,109
Total	11,500,753	10,787,394	10,490,137	16,675,876

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

12. Retirement Plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $2.1 million and $1.8 million for the three months ended April 2, 2022, and April 3, 2021, respectively. The Company's matching contributions totaled $4.0 million and $3.5 million for the six months ended April 2, 2022, and April 3, 2021, respectively.

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

14. Subsequent Event

On April 8, 2022, the Company completed the acquisition of Mayht Holding BV (“Mayht”), a Netherlands-based company that has invented a new approach to audio transducers. The acquisition will be accounted for as a business combination, and the Company will begin consolidating Mayht’s financial results in its condensed consolidated financial statements in the third quarter of fiscal 2022. The Company acquired 100% of the equity interests of Mayht for approximately $100.0 million in cash. Given the recent date of the acquisition, the Company has not finalized its determination of the fair value of the assets acquired and liabilities assumed.

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

Recent Developments

The COVID-19 pandemic has persisted, and developments continue to occur rapidly, particularly relating to the emergence of new variants of the virus, as well as new outbreaks and resulting lockdowns globally. COVID-19 has led to significant challenges in our supply chain, consistent with its effect across many industries, including shipping and logistics challenges, significant limits on component supplies, and inflationary pressures. Especially when combined with the strong demand for our products, these supply chain constraints have resulted in delayed product availability for many of our products. During our first half of fiscal 2022, as a result of these broader industry-wide supply chain challenges, we continued to experience increased component costs, increased shipping and logistics costs, as well as longer lead times due to new lockdowns in China. We expect these impacts, including potential delayed product availability, to continue for as long as the global supply chain is experiencing these challenges. The pandemic has also delayed our efforts to fully diversify our supply chain into Malaysia. We continue to invest in supply chain initiatives to meet increasing customer demand and address industry-wide capacity challenges.

Additionally, the conflict between Russia and Ukraine has caused further disruptions and uncertainty in the global economy, including increased inflationary pressures, foreign exchange rate fluctuations, and potential cybersecurity risks, and exacerbated supply chain challenges. However, this conflict did not have a material impact on our supply chain or our results of operations for the quarter ended April 2, 2022. The extent to which our business, or the business of our suppliers or manufacturers, will be impacted in the future is unknown. We will continue to monitor the effects of this conflict on our business and our results of operations.

While these events are unprecedented and dynamic, we have considered their impacts based on information currently available when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19 and economic and political uncertainty, refer to Part II, Item 1A. Risk factors.

Key Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are total revenue, products sold, adjusted EBITDA and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA is net income. In the three months ended April 2, 2022, and April 3, 2021, we had net income of $8.6 million and $17.2 million, respectively. In the six months ended April 2, 2022, and April 3, 2021, we had net income of $132.0 million and $149.5 million, respectively.

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
(In thousands, except percentages)
Total revenue	$399,781	$332,949	$1,064,262	$978,532
Products sold	1,401	1,039	3,799	3,688
Adjusted EBITDA(1)	$46,854	$48,513	$209,996	$214,779
Adjusted EBITDA margin(1)	11.7%	14.6%	19.7%	21.9%

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of stock-based compensation expense, depreciation and amortization, interest, other income (expense), taxes, and other items that we do not consider representative of our underlying operating performance.

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

We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of depreciation and amortization, stock-based compensation expense, interest income, interest expense, other income (expense), income taxes, and other items that we do not consider representative of underlying operating performance. We define adjusted EBITDA margin as adjusted EBITDA divided by revenue.

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

The following table presents a reconciliation of net income to adjusted EBITDA:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
(In thousands, except percentages)
Net income	$8,566	$17,221	$132,047	$149,513
Add (deduct):
Depreciation and amortization	9,575	8,742	18,792	16,725
Stock-based compensation expense	21,225	16,363	38,684	31,207
Interest income	(123)	(44)	(156)	(80)
Interest expense	90	182	187	448
Other income (expense), net	2,281	1,578	3,683	(2,680)
Provision for (benefit from) income taxes	(772)	(6,542)	6,874	2,578
Restructuring and related expenses	—	—	—	(2,611)
Legal and transaction related costs (1)	6,012	11,013	9,885	19,679
Adjusted EBITDA	$46,854	$48,513	$209,996	$214,779
Revenue	$399,781	$332,949	$1,064,262	$978,532
Adjusted EBITDA margin	11.7%	14.6%	19.7%	21.9%

(1)
Legal and transaction-related costs consist of expenses related to our IP litigation against Alphabet and Google, as well as legal and transaction costs associated with our acquisition activity, which we consider non-recurring expenses and do not consider representative of our underlying operating performance.

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

	Three Months Ended				Six Months Ended
	April 2, 2022		April 3, 2021		April 2, 2022		April 3, 2021
(Dollars in thousands)	$	%	$	%	$	%	$	%
Revenue	$399,781	100.0%	$332,949	100.0%	$1,064,262	100.0%	$978,532	100.0%
Cost of revenue (1)	220,747	55.2	167,173	50.2	567,843	53.4	513,331	52.5
Gross profit	179,034	44.8	165,776	49.8	496,419	46.6	465,201	47.5
Operating expenses
Research and development (1)	64,947	16.2	56,370	16.9	126,277	11.9	108,717	11.1
Sales and marketing(1)	59,955	15.0	57,205	17.2	143,691	13.5	131,658	13.5
General and administrative (1)	44,090	11.0	39,806	12.0	83,816	7.9	75,047	7.7
Total operating expenses	168,992	42.3	153,381	46.1	353,784	33.2	315,422	32.2
Operating income	10,042	2.5	12,395	3.7	142,635	13.4	149,779	15.3
Other income (expense), net
Interest income	123	—	44	—	156	—	80	—
Interest expense	(90)	—	(182)	(0.1)	(187)	—	(448)	—
Other income (expense), net	(2,281)	(0.6)	(1,578)	(0.5)	(3,683)	(0.3)	2,680	0.3
Total other income (expense), net	(2,248)	(0.6)	(1,716)	(0.5)	(3,714)	(0.3)	2,312	0.2
Income before provision for (benefit from) income taxes	7,794	1.9	10,679	3.2	138,921	13.1	152,091	15.5
Provision for (benefit from) income taxes	(772)	(0.2)	(6,542)	(2.0)	6,874	0.6	2,578	0.3
Net income	$8,566	2.1%	$17,221	5.2%	$132,047	12.4%	$149,513	15.3%
Adjusted EBITDA (2)	$46,854	11.7%	$48,513	14.6%	$209,996	19.7%	$214,779	21.9%

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended				Six Months Ended
	April 2, 2022		April 3, 2021		April 2, 2022		April 3, 2021
(In thousands, except percentages)	$	%	$	%	$	%	$	%
Cost of revenue	$377	0.1%	$261	0.1%	$705	0.1%	$474	0.0%
Research and development	8,091	2.0	6,683	2.0	14,829	1.4	12,942	1.3
Sales and marketing	4,177	1.0	3,632	1.1	7,824	0.7	7,040	0.7
General and administrative	8,580	2.1	5,787	1.7	15,326	1.4	10,751	1.1
Total stock-based compensation expense	$21,225	5.3%	$16,363	4.9%	$38,684	3.6%	$31,207	3.2%

(2) Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the sections titled “Adjusted EBITDA and adjusted EBITDA margin” and “Non-GAAP financial measures” above.

Comparison of the three months ended April 2, 2022, and April 3, 2021

Revenue

Comparison of the three months ended April 2, 2022, and April 3, 2021

	Three Months Ended		Change
	April 2, 2022	April 3, 2021	$	%
(In thousands, except percentages)
Sonos speakers	$317,734	$267,534	$50,200	18.8%
Sonos system products	61,220	52,062	9,158	17.6
Partner products and other revenue	20,827	13,353	7,474	56.0
Total revenue	$399,781	$332,949	$66,832	20.1%

Total revenue increased 20.1% for the three months ended April 2, 2022, compared to the three months ended April 3, 2021. The growth was driven by continued strong demand for our products and the availability of supply during the second quarter of fiscal 2022. Despite the improvement of supply, we still exited the second quarter of fiscal 2022 with a backlog due to the continuing impact of constrained product availability due to industry-wide supply chain challenges.

Sonos speakers revenue represented 79.5% of total revenue for the three months ended April 2, 2022. The category increased 18.8% compared to the three months ended April 3, 2021, driven by the introduction of Roam in April 2021, as well as the continued success of One and Arc, and the availability of supply during the second quarter of fiscal 2022. Sonos system products represented 15.3% of total revenue for the three months ended April 2, 2022, and increased 17.6% compared to the three months ended April 3, 2021, supported by strong demand and the availability of supply during the second quarter of fiscal 2022. Partner products and other revenue represented 5.2% of total revenue for the three months ended April 2, 2022, and increased 56.0% compared to the three months ended April 3, 2021. The increase was primarily driven by our partnerships with IKEA and Sonance.

Revenue for the three months ended April 2, 2022, compared to the three months ended April 3, 2021, increased 22.8% in the Americas, increased 12.4% in EMEA, and increased 34.2% in APAC.

In constant currency U.S. dollars, total revenue increased 22.8% for the three months ended April 2, 2022, compared to the three months ended April 3, 2021. We calculate constant currency growth percentages by translating our prior period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

	Three Months Ended
	April 2, 2022	April 3, 2021	Change
(Units in thousands)
Total products sold	1,401	1,039	362	34.8%

The volume of products sold increased for the three months ended April 2, 2022, compared to the three months ended April 3, 2021, driven by an increase across all our product categories. The rate of increase of volume of products sold and revenue differed for the three months ended April 2, 2022, compared to the three months ended April 3, 2021, primarily due to product mix.

Comparison of six months ended April 2, 2022, and April 3, 2021

	Six Months Ended		Change
	April 2, 2022	April 3, 2021	$	%
(In thousands, except percentages)
Sonos speakers	$819,620	$795,050	$24,570	3.1%
Sonos system products	195,965	149,820	46,145	30.8
Partner products and other revenue	48,677	33,662	15,015	44.6
Total revenue	$1,064,262	$978,532	$85,730	8.8%

Total revenue increased 8.8% for the six months ended April 2, 2022, compared to the six months ended April 3, 2021. The growth was driven by continued strong demand for our products despite lower promotional activity, somewhat offset by the continuing impact of constrained product availability.

Sonos speakers revenue represented 77.0% of total revenue for the six months ended April 2, 2022. The category increased 3.1% compared to the six months ended April 3, 2021, led by the introduction of Roam in April 2021. Sonos system products represented 18.4% of total revenue for the six months ended April 2, 2022, and increased 30.8% compared to the six months ended April 3, 2021, supported by strong demand and availability of supply. Partner products and other revenue represented 4.6% of total revenue for the six months ended April 2, 2022, and increased 44.6% compared to the six months ended April 3, 2021. The increase was primarily driven by our partnerships with IKEA and Sonance.

Revenue for the six months ended April 2, 2022, compared to the six months ended April 3, 2021, increased 9.1% in the Americas, increased 5.5% in EMEA, and increased 24.3% in APAC.

In constant currency U.S. dollars, total revenue increased 10.0% for the six months ended April 2, 2022, compared to the six months ended April 3, 2021. We calculate constant currency growth percentages by translating our prior period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

	Six Months Ended
	April 2, 2022	April 3, 2021	Change
(Units in thousands)
Total products sold	3,799	3,688	111	3.0%

The volume of products sold increased for the six months ended April 2, 2022, compared to the six months ended April 3, 2021, primarily driven by Sonos system products, supported by strong demand and availability of supply. The rate of increase of volume of products sold and revenue differed for the six months ended April 2, 2022, compared to the six months ended April 3, 2021, primarily due to product mix.

Cost of Revenue and Gross Profit

Comparison of the three months ended April 2, 2022, and April 3, 2021

	Three Months Ended		Change
	April 2, 2022	April 3, 2021	$	%
(In thousands, except percentages)
Cost of revenue	$220,747	$167,173	$53,574	32.0%
Gross profit	$179,034	$165,776	$13,258	8.0%
Gross margin	44.8%	49.8%

The increase in cost of revenue for the three months ended April 2, 2022, compared to the three months ended April 3, 2021, is primarily driven by the increase in products sold, as well as an overall increase in component costs and shipping and logistics costs incurred related to industry-wide supply chain dynamics.

Gross margin decreased 500 basis points for the three months ended April 2, 2022, compared to the three months ended April 3, 2021. The decrease was primarily due to increased component costs and shipping and logistics costs incurred both of which related to broader industry-wide supply chain dynamics. The overall decrease was partially offset by higher selling prices.

Comparison of the six months ended April 2, 2022, and April 3, 2021

	Six Months Ended		Change
	April 2, 2022	April 3, 2021	$	%
(In thousands, except percentages)
Cost of revenue	$567,843	$513,331	$54,512	10.6%
Gross profit	$496,419	$465,201	$31,218	6.7%
Gross margin	46.6%	47.5%

The increase in cost of revenue for the six months ended April 2, 2022, compared to the six months ended April 3, 2021, is primarily driven by the increase in products sold, as well as higher air freight shipping in the first quarter of fiscal 2022, higher component costs, and an overall increase in shipping and logistics costs incurred related to industry-wide supply chain dynamics.

Gross margin decreased 90 basis points for the six months ended April 2, 2022 compared to the six months ended April 3, 2021. The decrease was primarily due to increased shipping and logistics costs as well as increased component costs both of which related to broader industry-wide supply chain dynamics. The decrease in gross margin was also related to increased tariff expenses of $7.7 million, net of refunds recognized, compared to the six months ended April 3, 2021, due to recognizing fewer refunds. Furthermore, during the first half of fiscal 2021, we had an exemption from tariffs on core speaker products, which we did not have in the first half of fiscal 2022, resulting in higher tariff expenses in the six months ended April 2, 2022. The overall decrease was partially offset by the impact of reduced promotional activity, higher selling prices, and product mix.

Research and Development

Comparison of the three months ended April 2, 2022, and April 3, 2021

	Three Months Ended		Change
	April 2, 2022	April 3, 2021	$	%
(In thousands, except percentages)
Research and development	$64,947	$56,370	$8,577	15.2%
Percentage of revenue	16.2%	16.9%

Research and development expenses increased $8.6 million, or 15.2%, for the three months ended April 2, 2022, compared to the three months ended April 3, 2021. This increase was primarily driven by higher personnel related expenses of $4.0 million due to increased headcount and stock-based compensation, an increase of $3.3 million in product development costs and professional fees, and an increase of $0.7 million in other expenses.

Comparison of the six months ended April 2, 2022, and April 3, 2021

	Six Months Ended		Change
	April 2, 2022	April 3, 2021	$	%
(In thousands, except percentages)
Research and development	$126,277	$108,717	$17,560	16.2%
Percentage of revenue	11.9%	11.1%

Research and development expenses increased $17.6 million, or 16.2%, for the six months ended April 2, 2022, compared to the six months ended April 3, 2021. The increase was primarily driven by personnel-related expenses of $8.8 million due to increased headcount and stock-based compensation, an increase of $5.6 million in product development costs and professional fees, and an increase of $1.8 million in other expenses.

Sales and Marketing

Comparison of the three months ended April 2, 2022, and April 3, 2021

	Three Months Ended		Change
	April 2, 2022	April 3, 2021	$	%
(In thousands, except percentages)
Sales and marketing	$59,955	$57,205	$2,750	4.8%
Percentage of revenue	15.0%	17.2%

Sales and Marketing expenses increased $2.8 million, or 4.8%, for the three months ended April 2, 2022, compared to the three months ended April 3, 2021. This increase was primarily driven by $1.8 million in additional professional fees and $1.7 million in additional brand and marketing expenses.

Comparison of the six months ended April 2, 2022, and April 3, 2021

	Six Months Ended		Change
	April 2, 2022	April 3, 2021	$	%
(In thousands, except percentages)
Sales and marketing	$143,691	$131,658	$12,033	9.1%
Percentage of revenue	13.5%	13.5%

Sales and marketing expenses increased $12.0 million, or 9.1%, for the six months ended April 2, 2022, compared to the six months ended April 3, 2021. The increase was primarily due to higher brand and marketing expenses of $4.4 million, additional professional fees of $4.0 million, and an increase of $2.8 million resulting from a gain that was recognized in the prior year related to an early termination of a facility lease that was part of the restructuring plan initiated in June 2020.

General and Administrative

Comparison of the three months ended April 2, 2022, and April 3, 2021

	Three Months Ended		Change
	April 2, 2022	April 3, 2021	$	%
(In thousands, except percentages)
General and administrative	$44,090	$39,806	$4,284	10.8%
Percentage of revenue	11.0%	12.0%

General and administrative expenses increased $4.3 million, or 10.8% in the three months ended April 2, 2022, compared to the three months ended April 3, 2021. This increase was primarily driven by $5.4 million in personnel-related expenses due to increased headcount and stock-based compensation, $1.7 million in acquisition costs and other professional fees, and $1.4 million related to our investments in information technology including replacing our legacy enterprise resource management system. This increase was partially offset by a decrease of $5.7 million in legal fees incurred in connection with our IP litigation.

Comparison of the six months ended April 2, 2022, and April 3, 2021

	Six Months Ended		Change
	April 2, 2022	April 3, 2021	$	%
(In thousands, except percentages)
General and administrative	$83,816	$75,047	$8,769	11.7%
Percentage of revenue	7.9%	7.7%

General and administrative expenses increased $8.8 million, or 11.7%, for the six months ended April 2, 2022, compared to the six months ended April 3, 2021. The increase was primarily driven by $11.8 million in personnel-related expenses due to increased headcount and stock-based compensation, $3.9 million related to our investments in information technology including replacing our legacy enterprise resource management system, and $2.2 million in acquisition costs and other professional fees. This increase was partially offset by a decrease of $10.8 million in legal fees incurred in connection with our IP litigation.

Interest Income, Interest Expense and Other Income (Expense), Net

Comparison of the three months ended April 2, 2022, and April 3, 2021

	Three Months Ended		Change
	April 2, 2022	April 3, 2021	$	%
(In thousands, except percentages)
Other expense, net
Interest income	$123	$44	$79	179.5%
Interest expense	(90)	(182)	92	(50.5)
Other expense, net	(2,281)	(1,578)	(703)	44.6
Total other expense, net	$(2,248)	$(1,716)	$(532)	31.0%

Interest income for the three months ended April 2, 2022, compared to the three months ended April 3, 2021, increased due to higher yields in our cash and cash equivalents. Interest expense for the three months ended April 2, 2022, compared to the three months ended April 3, 2021, decreased primarily due to a lower principal balance. The increase in other expense, net for the three months ended April 2, 2022, compared to the three months ended April 3, 2021, was due to foreign currency exchange losses.

Comparison of the six months ended April 2, 2022, and April 3, 2021

	Six Months Ended		Change
	April 2, 2022	April 3, 2021	$	%
(In thousands, except percentages)
Other income (expense), net
Interest income	$156	$80	$76	95.0%
Interest expense	(187)	(448)	261	(58.3)%
Other income (expense), net	(3,683)	2,680	(6,363)	*
Other income (expense), net	$(3,714)	$2,312	$(6,026)	*
*not meaningful

Interest income for the six months ended April 2, 2022, compared to the six months ended April 3, 2021, increased due to higher yields in our cash and cash equivalents. Interest expense for the six months ended April 2, 2022, compared to the six months ended April 3, 2021, decreased primarily due to a lower principal balance. The decrease in other income (expense), net for the six months ended April 2, 2022, compared to the six months ended April 3, 2021, was due to foreign currency exchange losses.

Provision for (Benefit from) Income Taxes

Comparison of the three months ended April 2, 2022, and April 3, 2021

	Three Months Ended		Change
	April 2, 2022	April 3, 2021	$	%
(In thousands, except percentages)
Benefit from income taxes	$(772)	$(6,542)	$5,770	(88.2)%

The benefit from income taxes decreased from $6.5 million for the three months ended April 3, 2021, to $0.8 million for the three months ended April 2, 2022.

For the three months ended April 2, 2022, and April 3, 2021, we recorded a provision for income taxes by applying an estimated annual effective tax rate (“AETR”) to year-to-date earnings in accordance with ASC 740, offset by a discrete tax benefit for U.S. share-based compensation, resulting in an overall benefit from income taxes of $0.8 million and $6.5 million, respectively. The decrease in the income tax benefit for the three months ended

April 2, 2022, as compared to the three months ended April 3, 2021, is primarily attributable to a reduction in the benefit from excess U.S. share-based compensation.

Comparison of the six months ended April 2, 2022, and April 3, 2021

	Six Months Ended		Change
	April 2, 2022	April 3, 2021	$	%
(In thousands, except percentages)
Provision for income taxes	$6,874	$2,578	$4,296	166.6%

The provision for income taxes increased from $2.6 million for the six months ended April 3, 2021, to $6.9 million for the six months ended April 2, 2022.

For the six months ended April 2, 2022, and April 3, 2021, we recorded a provision for income taxes by applying an estimated AETR to year-to-date earnings in accordance with ASC 740, offset by a discrete income tax benefit for U.S. share-based compensation, resulting in an overall income tax provision of $6.9 million and $2.6 million, respectively. The increase in the provision for income taxes from the six months ended April 3, 2021, to the six months ended April 2, 2022, is due to a reduction in the excess benefit recognized on U.S. share-based compensation.

Liquidity and Capital Resources

Our operations are financed primarily through cash flows from operating activities and net proceeds from the sale of our equity securities. As of April 2, 2022, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $606.7 million, including $111.9 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of April 2, 2022, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Eurocurrency Loans (at the London interbank offered rate ("LIBOR") plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over LIBOR multiplied by the aggregate face amount of outstanding letters of credit. As of April 2, 2022, we did not have any outstanding borrowings and had $2.9 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of April 2, 2022, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	April 2, 2022	April 3, 2021
(In thousands)
Net cash provided by (used in):
Operating activities	$82,374	$175,953
Investing activities	(42,766)	(19,927)
Financing activities	(68,758)	74,663
Effect of exchange rate changes	(4,207)	1,139
Net increase in cash, cash equivalents and restricted cash	$(33,357)	$231,828

Cash flows from operating activities

Net cash provided by operating activities of $82.4 million for the six months ended April 2, 2022, consisted of net income of $132.0 million, non-cash adjustments of $64.0 million, and a net decrease in cash related to changes in operating assets and liabilities of $113.6 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $38.7 million, depreciation and amortization of $18.8 million, and other non-cash adjustments. The net decrease in cash related to operating assets and liabilities was primarily due to an increase in inventory of $86.2 million related to increased investments to mitigate ongoing supply chain challenges, a decrease in accrued compensation of $45.1 million primarily due to the payment of bonuses in the first quarter of fiscal 2022, an increase in accounts receivable of $12.8 million due to an increase in sales, a decrease in deferred revenue of $11.8 million, an increase in other assets of $6.1 million and a decrease in other liabilities of $3.3 million. This net decrease in operating assets and liabilities was partially offset by an increase of $51.6 million in accounts payable and accrued expenses related largely to the increase in inventory.

Cash flows from investing activities

Cash used in investing activities for the six months ended April 2, 2022, of $42.8 million consisted primarily of payments for acquisitions, net of acquired cash of $27.1 million, as well as purchases of property and equipment and intangible assets of $15.7 million, which were primarily related to manufacturing-related tooling and test equipment to support the launch of new products, as well as purchased intangible assets.

Cash flows from financing activities

Cash used in financing activities for the six months ended April 2, 2022, of $68.8 million consisted primarily of payments for repurchases of common stock of $74.5 million, payments for repurchases of common stock related to shares withheld for tax in connection with vesting of RSUs of $22.6 million, as well as payments for debt issuance costs of $0.9 million, offset by proceeds from the exercise of stock options of $29.3 million.

Commitments and Contingencies

At April 2, 2022, we had $101.6 million in non-cancelable purchase commitments for inventory that we expect to purchase in the remainder of fiscal 2022.

For additional information, see Note 7. Commitments and Contingencies in the above notes to condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, except as described above, and do not have any holdings in variable interest entities.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.

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

For the three months ended April 2, 2022, and April 3, 2021, we recognized a loss from foreign currency of $2.2 million and $1.6 million, respectively. For the six months ended April 2, 2022, and April 3, 2021, we recognized a loss from foreign currency of $3.7 million and a gain from foreign currency of $2.6 million, respectively. We began to see a particular strengthening of the U.S. dollar relative to the euro in the latter part of the second quarter of fiscal 2022, which, if this trend continues, will negatively affect the U.S. dollar value of revenue and gross margins we earn on our foreign currency-denominated sales. Based on transactions denominated in currencies other than respective functional currencies as of April 2, 2022, a hypothetical adverse change of 10% would have resulted in an adverse impact on income before provision for (benefit from) income taxes of approximately $5.1 million and $15.6 million for the three and six months ended April 2, 2022, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of April 2, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control

There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended April 2, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.

Economic, Industry and Strategic Risk

Our business has been, and could in the future be, adversely affected by the ongoing COVID-19 pandemic.

In December 2019, COVID-19 was reported in China and subsequently was declared a global pandemic in March 2020 by the World Health Organization. The COVID-19 pandemic has persisted, and developments continue to occur rapidly, particularly as it relates to the emergence of new variants of the virus, as well as new outbreaks and resulting lockdowns globally. To date, COVID-19 and related preventative and mitigation measures have negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets.

The COVID-19 pandemic and related mitigation measures have adversely affected our business and operating results and may continue to impact us in the future. Consistent with its effect across many industries, COVID-19 has adversely impacted our supply chain, including creating shipping and logistics challenges and significant limits on component supplies and inflationary pressures. These effects on our supply chain have resulted in delayed product availability, especially when combined with the increased demand for our products, and have adversely impacted, and may continue to adversely impact, our ability to meet our product demand, result in additional costs, result in customer dissatisfaction in the event of continued inventory shortages, or may otherwise adversely impact our business and results of operations. The pandemic has also delayed our efforts to fully diversify our supply chain into Malaysia. We expect these impacts, including increased component costs, increased shipping and logistics costs and delayed product availability, to continue for as long as the global supply chain is experiencing these challenges.

COVID-19 has also negatively impacted the global economy to date and may cause further global economic disruption. While the duration and severity of the economic impacts of COVID-19 are unknown, it is possible that such economic impacts may be prolonged and have continued effects even after the widespread administration of vaccines and easing of mitigation measures in certain markets. In particular, any recession, depression, inflationary pressures, or other sustained adverse market event resulting from COVID-19 may result in high levels of unemployment and associated loss of personal income, decreased consumer confidence, and lower discretionary spending, which could materially and adversely affect our business, results of operations, financial position, and cash flows.

The extent of the impact of the COVID-19 pandemic on our business and operating results is uncertain and difficult to predict and will depend on factors outside of our control, including the timing, impact or effectiveness of the roll-out of vaccines and treatments globally, the timing of easing of preventative or mitigation measures or mandates, or the impact of any variants that emerge, including new lockdowns globally. Moreover, we have experienced increased demand for our products during the COVID-19 pandemic and we cannot predict how or whether the easing of COVID-19 preventative or mitigation measures or mandates will impact demand for our products or shift consumer spending habits in general.

The home audio and consumer electronics industries are highly competitive.

The markets in which we operate are extremely competitive and rapidly evolving, and we expect that competition will intensify in the future. Our competition includes established, well-known sellers of speakers and sound systems such as Bang & Olufsen, Bose, Samsung (and its subsidiaries Harman International and JBL), Sony, and Sound United (and its subsidiaries Denon and Polk), and developers of voice-enabled speakers and systems such as Amazon, Apple, and Google. We could also face competition from new market entrants, some of whom might be current partners of ours.

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

We expect our operating expenses to increase in the future as we expand our operations and execute on our product roadmap and strategy. We plan to make significant future expenditures related to the expansion of our business and our product offerings, including investments in:

•
research and development to continue to introduce innovative new products, enhance existing products, and improve our customers’ listening experience;
•
sales and marketing to expand our global brand awareness, promote new products, increase our customer base, and expand sales within our existing customer base; and
•
legal, accounting, information technology, and other administrative expenses to sustain our operations as a public company.

In order to maintain or increase our profitability, we need to continue to increase our revenue and we cannot assure you that we will be able to do so, particularly during COVID-19 or during global economic and political uncertainty. For example, the COVID-19 pandemic and related disruptions have adversely affected the global supply chain and resulted in delayed product availability, which had certain adverse impacts on our revenue in fiscal 2021 and the first and second quarters of fiscal 2022. In addition, demand for our products may be impacted in the event of an economic recession or depression, continued inflationary pressures, or, in certain markets, foreign currency exchange rate fluctuations, including as a result of the Russian invasion of Ukraine. Our ability to achieve revenue growth will depend in part on our ability to execute on our product roadmap and our strategy and to determine the market opportunity for new products. New product introductions may adversely impact our gross margin in the near to intermediate term due to the frequency of these product introductions and their anticipated increased share of our overall product volume. The expansion of our business and product offerings also places a continuous and significant strain on our management, operational and financial resources. In the event that we are unable to grow our revenue, or in the event that revenue grows more slowly than we expect, our operating results could be adversely affected, and our stock price could be harmed.

Our investments in research and development may not yield the results expected.

Our business operates in intensely competitive markets characterized by changing consumer preferences and rapid technological innovation. Due to advanced technological innovation and the relative ease of technology imitation, new products tend to become standardized more rapidly, leading to more intense competition and ongoing price erosion. In order to strengthen the competitiveness of our products in this environment, we continue to invest heavily in research and development. However, these investments may not yield the innovation, or the results expected on a timely basis, or our competitors may surpass us in technological innovation, hindering our ability to timely commercialize new and competitive products that meet the needs and demands of the market, which consequently may adversely impact our operating results as well as our reputation.

If we are not successful in continuing to expand our direct-to-consumer sales channel by driving consumer traffic and consumer purchases through our website, our business and results of operations could be harmed.

We have invested significant resources in our direct-to-consumer sales channel, primarily through our website, and our future growth relies, in part, on our continued ability to attract consumers to this channel, which has and will require significant expenditures in marketing, software development, and infrastructure. If we are unable to continue to drive traffic to, and increase sales through, our website, our business, and results of operations could be harmed. The continued success of direct-to-consumer sales through our website is subject to risks associated with

e-commerce, many of which are outside of our control. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business via our website may have an adverse impact on our results of operations.

If we are unable to accurately anticipate market demand for our products, we may have difficulty managing our production and inventory and our operating results could be harmed.

We must forecast production and inventory needs in advance with our suppliers and manufacturers; our ability to do so accurately could be affected by many factors, including changes in customer demand, new product introductions, sales promotions, channel inventory levels, uncertainties related to the COVID-19 pandemic, Russia's invasion of Ukraine, and general economic conditions. If demand does not meet our forecast, excess product inventory could force us to write-down or write-off inventory or to sell the excess inventory at discounted prices, which could cause our gross margin to suffer and impair the strength of our brand. In addition, excess inventory may result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. If demand exceeds our forecast, as it did in parts of fiscal 2020 and through the second quarter of fiscal 2022, and we do not have sufficient inventory to meet this demand, we may experience decreased revenue or customer dissatisfaction as a result of any continued inventory shortages or we may have to rapidly increase production which may result in reduced manufacturing quality and customer satisfaction as well as higher supply and manufacturing costs that would lower our gross margin. Any of these scenarios could adversely impact our operating results and financial condition.

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

A large proportion of our customer base uses our products to listen to content via subscription-based streaming music services. Accordingly, we believe our future revenue growth will depend in significant part on the continued expansion of the market for streaming music. The success of the streaming music market depends on the quality, reliability and adoption of streaming technology and on the continued success of streaming music services such as Apple Music, Pandora, Spotify, and TuneIn. If the streaming music market in general fails to expand or if the streaming services that we partner with are not successful, demand for our products may suffer and our operating results may be adversely affected.

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

Companies in the consumer electronics industries own large numbers of patents, copyrights, trademarks, domain names, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we gain an increasingly high profile and face more intense competition in our markets, and as we introduce more products and services, including through acquisitions and through partners, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use, and we may be subject to litigation and disputes. The costs of supporting such litigation and disputes are considerable, and there can be no assurance that a favorable outcome would be obtained. We may be required to settle such litigation and disputes, or we may be subject to an unfavorable judgment in a trial, and the terms of a settlement or judgment against us may be unfavorable and require us to cease some or all our operations, limit our ability to use certain technologies, pay substantial amounts to the other party or issue additional shares of our capital stock to the other party, which would dilute our existing stockholders. Further, if we are found to have engaged in practices that are in violation of a third party’s rights, we may have to negotiate a license to continue such practices, which may not be available on reasonable or favorable terms, or may have to develop alternative, non-infringing technology or discontinue the practices altogether. In the event that these practices relate to an acquisition or a partner, we may not be successful in exercising any indemnification rights available to us under our agreements or in recovering damages in the event that we are successful. Each of these efforts could require significant effort and expense and ultimately may not be successful.

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

We depend on a limited number of contract manufacturers to manufacture our products, with our key manufacturer, Inventec Appliances Corporation, manufacturing a majority of our products. We have also historically manufactured our products in China and in early fiscal 2020 began to diversify our supply chain through the addition of contract manufacturing in Malaysia. Our reliance on a limited number of contract manufacturers increases the risk that, in the event that any or all of such manufacturers experience an interruption in their operations, fail to perform their obligation in a timely manner or terminate agreements with us, we would not be able to maintain our production capacity without incurring material additional costs and substantial delays or we may be fully prevented from selling our products. Any material disruption in our relationship with our manufacturers would harm our ability to compete effectively and satisfy demand for our products and could adversely impact our revenue, gross margin, and operating results.

In addition, there is no guarantee that our efforts to diversify manufacturers will be successful. Identifying and onboarding a new manufacturer takes a significant amount of time and resources. If we do not successfully coordinate the timely manufacturing and distribution of our products by such manufacturers, if such manufacturers are unable to successfully and timely process our orders or if we do not receive timely and accurate information from such manufacturers, we may have an insufficient supply of products to meet customer demand, we may lose sales, we may experience a build-up in inventory, we may incur additional costs, and our financial performance and reporting may be adversely affected. By adding manufacturers in other countries, we may experience increased transportation costs, fuel costs, labor unrest, impact of natural disasters, and other adverse effects on our ability, timing, and cost of delivering products, which may increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our operating results and financial condition. In addition, any partial or full government-mandated shutdown resulting from COVID-19 has delayed and may further delay our efforts to diversify our supply chain or may cause supply chain disruptions notwithstanding any supply chain diversification efforts.

We depend on a limited number of third-party components suppliers and logistics providers.

We are dependent on a limited number of suppliers for various key components used in our products, and we may from time to time have sole source suppliers. The cost, quality and availability of these components are essential to the successful production and sale of our products. We are subject to the risk of industry-wide shortages, price fluctuations, and long lead times in the supply of these components and other materials, which has been and may continue to be increased by the impact of COVID-19. If the supply of these components is delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. In the event we are unable to obtain components in sufficient quantities on a timely basis and on commercially reasonable terms, our ability to sell our products in order to meet market demand would be affected and could materially and adversely affect our brand, image, business prospects, and operating results.

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

Consistent with its effect across many industries, the pandemic has affected our supply chain, including creating shipping and logistics challenges, significant limits on component supplies, and longer lead times as a result of lockdowns in China, which has, and may continue to, adversely impact our ability to meet our product demand, result in additional costs, or otherwise adversely impact our business and results of operations. These challenges have also delayed our efforts to fully diversify our supply chain into Malaysia. We expect these impacts to continue for as long as the global supply chain continues to experience these challenges.

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

We are dependent on our channel partners for a vast majority of our product sales. Best Buy, one of our key channel partners, accounted for 14% of our revenue in fiscal 2021. We compete with other consumer products for placement and promotion of our products in the stores of our channel partners, including in some cases products of our channel partners. Our contracts with our channel partners allow them to exercise significant discretion in the placement and promotion of our products, and such contracts do not contain any long-term volume commitments. If one or several of our channel partners do not effectively market and sell our products, discontinue or reduce the inventory of our products, increase the promotions of or choose to promote competing products over ours, the volume of our products sold to customers could decrease, and our business and results of operations would therefore be significantly harmed. At various times during the COVID-19 pandemic, many of our key channel partners temporarily closed or reduced operations in their retail stores and, in the event of a resurgence or new variant, may do so in the future, which has had, and may have a material effect on our business and results of operations.

Revenue from our channel partners also depends on a number of factors outside our control and may vary from period to period. One or more of our channel partners may experience serious financial difficulty, particularly during the COVID-19 pandemic, may consolidate with other channel partners or may have limited or ceased operations. Our business and results of operations have been, and may continue to be, significantly harmed by retail store closures or reduced operations by many of our key channel partners. Loss of a key channel partner would require us to identify alternative channel partners or increase our reliance on our direct-to-consumer channel, which may be time-consuming and expensive, or we may be unsuccessful in our efforts to do so.

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

The products that we sell could contain defects in design or manufacture. Defects could also occur in the products or components that are supplied to us. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell, which could result in product recalls, product redesign efforts, loss of revenue, reputational damage, significant warranty and other remediation expenses. Similar to other consumer electronics, our products have a risk of overheating and fire in the course of usage or upon malfunction. Any such defect could result in harm to property or in personal injury. If we determine that a product does not meet product quality standards or may contain a defect, the launch of such product could be delayed until we remedy the quality issue or defect. The costs associated with any protracted delay necessary to remedy a quality issue or defect in a new product could be substantial.

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

We have operations outside the United States, and we expect to continue to expand our international presence, especially in Asia. In fiscal 2021, 48.1% of our revenue was generated outside the United States. This subjects us to a variety of risks inherent in doing business internationally, including:

•
fluctuations in currency exchange rates, including volatility of the euro related to Russia's invasion of Ukraine, and costs of imposing currency exchange controls;
•
political, social and/or economic instability, including related to the ongoing COVID-19 pandemic, Russia's invasion of Ukraine and the United Kingdom's withdrawal from the EU, commonly known as "Brexit";
•
tariffs, trade barriers, and duties;
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

To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally, we will need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. In particular, beginning in fiscal 2020 and continuing through the second quarter of fiscal 2022, we engaged in activities to replace our legacy enterprise resource management system in order to accommodate our expanding operations. We cannot be certain that we will institute, in a timely or efficient manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Problems associated with, or disruptions resulting from, any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation, result in errors in our financial and other reporting, and affect our ability to maintain an effective internal control environment and meet our external reporting obligations, any of which could harm our business and operating results and affect our stock price.

A significant disruption in our websites, servers or information technology systems, or those of our third-party partners, could impair our customers’ listening experience or otherwise adversely affect our customers, damage our reputation or harm our business.

As a consumer electronics company, our website and mobile app are important presentations of our business, identity and brand and an important means of interacting with, and providing information to, consumers of our products. We depend on our servers and centralized information technology systems, and those of third parties, for product functionality, to manage operations and to store critical information and intellectual property. Accordingly, we allocate significant resources to maintaining our information technology systems and deploying network security, data encryption, training and other measures to protect against unauthorized access or misuse. Nevertheless, our website and information technology systems, and those of the third parties we rely on, are susceptible to damage, viruses, disruptions or shutdowns due to foreseeable and unforeseeable events. System failures and disruptions could impede the manufacturing and shipping of products, functionality of our products, transactions processing and financial reporting, and result in the loss of intellectual property or data, require substantial repair costs and damage our reputation, competitive position, financial condition, and results of operations.

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

The use of data by our business and our business associates is highly regulated in all our operating countries. Privacy, information security laws and regulations change, and compliance with them may result in cost increases due to, among other things, systems changes, and the development of new processes. If we or those with whom we share information fail to comply with laws and regulations, such as the General Data Protection Regulation ("GDPR") and California Consumer Privacy Act ("CCPA"), our reputation could be damaged, possibly resulting in lost business, and we could be subjected to additional legal risk or financial losses as a result of non-compliance. Complying with such laws may also require us to modify our data processing practices and policies and incur substantial expenditures.

Changes in how network operators manage data that travels across their networks or in net neutrality rules could harm our business.

We rely upon the ability of consumers to access our service through the internet. If network operators block, restrict or otherwise impair access to our service over their networks, our service and business could be negatively affected. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses. Furthermore, to the extent network operators create tiers of internet access service and either charge us for, or prohibit us, from being available through these tiers, our business could be negatively impacted.

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

Our use of open-source software could negatively affect our ability to sell our products and subject us to possible litigation.

We incorporate open-source software into our products, and we may continue to incorporate open-source software into our products in the future. Open-source software is generally licensed by its authors or other third parties under open-source licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software and that we license such modifications or derivative works under the terms of a particular open-source license or other license granting third parties certain rights of further use. Additionally, if a third-party software provider has incorporated open-source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. If an author or other third party that distributes open-source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our products that contained the open-source software and required to comply with the above conditions. Any of the foregoing could disrupt and harm our business and financial condition.

Legal and Regulatory Risks

Changes in international trade policies, including the imposition of tariffs have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.

Under the previous administration, the U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, including those under the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"), which Section 301 tariffs have increased our cost of revenue and adversely impacted our results of operations. We were able to obtain an exemption from the Section 301 tariffs for certain of our products for a period of time during fiscal 2020 and, for our core speaker products, through the first quarter of fiscal 2021. In March 2022, we obtained an exclusion exemption for our core speaker products for the period from October 12, 2021 to December 31, 2022. To date, we have been able to obtain certain refunds on tariffs paid during the exemption periods and continue to see outstanding refund requests and corresponding refunds processed.

In the event that future tariffs are imposed on imports of our products, we do not successfully obtain the remaining refunds to which we are currently entitled, we are not successful in any future exemption requests, the amounts of existing tariffs are increased, we experience prolonged COVID-19 shutdowns in Malaysia, our supply chain diversification efforts are further delayed, or China or other countries take retaliatory trade measures in response to existing or future tariffs, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. In response to the

Section 301 tariffs (among other factors), in early fiscal 2020 we began to diversify our supply chain through the addition of contract manufacturing in Malaysia. In response to future new tariffs, we may further shift production outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating new supply chains, identifying substitute components and establishing new manufacturing locations.

We must comply with extensive regulatory requirements, and the cost of such compliance, and any failure to comply, may adversely affect our business, financial condition and results of operations.

In our current business and as we expand into new markets and product categories, we must comply with a wide variety of laws, regulations, standards and other requirements governing, among other things, electrical safety, wireless emissions, health and safety, e-commerce, consumer protection, export and import requirements, hazardous materials usage, product related energy consumption, packaging, recycling, and environmental matters. Compliance with these laws, regulations, standards and other requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction or change from time to time, further increasing the cost of compliance and doing business. Our products may require regulatory approvals or satisfaction of other regulatory concerns in the various jurisdictions in which they are manufactured, sold or both. These requirements create procurement and design challenges that require us to incur additional costs identifying suppliers and manufacturers who can obtain and produce compliant materials, parts and products. Failure to comply with such requirements can subject us to liability, additional costs and reputational harm and, in extreme cases, force us to recall products or prevent us from selling our products in certain jurisdictions.

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

We are also subject to examination by the Internal Revenue Service ("IRS") and other tax authorities, including state revenue agencies and foreign governments. If any tax authority disagrees with any position we have taken, our tax liabilities and operating results may be adversely affected. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and results of operations. In addition, the distribution of our products subjects us to numerous complex and often-changing customs regulations. Failure to comply with these systems and regulations could result in the assessment of additional taxes, duties, interest, and penalties. There is no assurance that tax and customs authorities agree with our reporting positions and upon audit may assess us additional taxes, duties, interest, and penalties. If this occurs and we cannot successfully defend our position, our profitability will be reduced.

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

Risks Related to Ownership of Our Common Stock

The stock price of our common stock has been, and may continue to be, volatile or may decline regardless of our operating performance.

The stock price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $6.97 to $43.89 through April 2, 2022. The stock price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

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

We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, including Russia's invasion of Ukraine, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics, including COVID-19, and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, us, our contract manufacturers, our suppliers or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers. Further, our headquarters are located in Santa Barbara, California, in a seismically active region that is also prone to forest fires. Any catastrophic event that occurred near our headquarters, or near our manufacturing facilities in China or Malaysia, could impose significant damage to our ability to conduct our business and could require substantial recovery time, which could have an adverse effect on our business, operating results, and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's repurchase of common stock during the quarter ended April 2, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan 2 - Jan 29	1,041,790	$27.47	1,041,790	$90,000
Jan 30 - Feb 26	58,640	$26.50	58,640	$88,445
Feb 27 - Apr 2	511,491	$25.25	511,491	$75,518
Total	1,611,921		1,611,921

(1)
In November 2021, the Board authorized a common stock repurchase program of up to $150.0 million. See Note 8. Stockholders’ Equity of the Company's condensed consolidated financial statements for further information. During the six months ended April 2, 2022, the Company repurchased 2,644,170 shares for an aggregate purchase price of $74.5 million at an average price of $28.15 per share under the repurchase program. Over the past two fiscal years, fiscal 2020 and fiscal 2021, the Company has completed $100.0 million in share repurchases, for 5,181,789 shares, at an average price of $19.30 per share. The Company withholds shares of common stock from certain employees in connection with the vesting of RSUs issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under the Company's stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibit Index

Incorporated by reference
Exhibit number	Exhibit title	Form	File no.	Exhibit	Filing date	Filed or furnished herewith
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income, (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags

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

Sonos, Inc.

Date: May 11, 2022	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 11, 2022	By:	/s/ Brittany Bagley
Brittany Bagley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)