Form 10-Q
period 2022-07-02
Sonos Inc
filed 2022-08-11
CIK 1314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

or

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

As of July 30, 2022, the registrant had 127,252,324 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SONOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except par values)

	As of
	July 2, 2022	October 2, 2021
Assets
Current assets:
Cash and cash equivalents	$439,726	$640,101
Accounts receivable, net of allowances	124,884	100,779
Inventories	335,730	185,130
Prepaids and other current assets	23,124	31,504
Total current assets	923,464	957,514
Property and equipment, net	75,862	71,341
Operating lease right-of-use assets	28,093	33,841
Goodwill	79,824	15,545
Intangible assets, net	96,936	24,450
Deferred tax assets	1,804	10,028
Other noncurrent assets	37,247	26,085
Total assets	$1,243,230	$1,138,804

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$308,032	$214,996
Accrued expenses	107,993	108,029
Accrued compensation	27,250	77,695
Deferred revenue, current	18,334	35,866
Other current liabilities	43,611	39,544
Total current liabilities	505,220	476,130
Operating lease liabilities, noncurrent	26,118	33,960
Deferred revenue, noncurrent	57,487	53,632
Deferred tax liabilities	10,789	2,394
Other noncurrent liabilities	880	3,646
Total liabilities	600,494	569,762

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	131	129
Treasury stock	(65,050)	(50,276)
Additional paid-in capital	649,449	690,462
Retained earnings (accumulated deficit)	61,553	(69,897)
Accumulated other comprehensive loss	(3,347)	(1,376)
Total stockholders’ equity	642,736	569,042
Total liabilities and stockholders’ equity	$1,243,230	$1,138,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue	$371,783	$378,672	$1,436,046	$1,357,204
Cost of revenue	195,935	200,811	763,779	714,142
Gross profit	175,848	177,861	672,267	643,062
Operating expenses
Research and development	62,522	55,578	188,798	164,294
Sales and marketing	63,993	67,231	207,684	198,888
General and administrative	42,373	38,323	126,189	113,372
Total operating expenses	168,888	161,132	522,671	476,554
Operating income	6,960	16,729	149,596	166,508
Other income (expense), net
Interest income	429	34	585	114
Interest expense	(196)	(77)	(384)	(525)
Other income (expense), net	(9,858)	1,998	(13,541)	4,678
Total other income (expense), net	(9,625)	1,955	(13,340)	4,267
Income (loss) before provision for (benefit from) income taxes	(2,665)	18,684	136,256	170,775
Provision for (benefit from) income taxes	(2,068)	858	4,805	3,436
Net income (loss)	$(597)	$17,826	$131,451	$167,339

Net income (loss) attributable to common stockholders:
Basic and diluted	$(597)	$17,826	$131,451	$167,339

Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$0.14	$1.03	$1.38
Diluted	$0.00	$0.12	$0.94	$1.20

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	127,884,400	125,138,279	127,886,487	120,876,472
Diluted	127,884,400	144,181,632	139,502,527	139,293,775

Total comprehensive income (loss)
Net income (loss)	(597)	17,826	131,451	167,339
Change in foreign currency translation adjustment	(1,711)	(784)	(1,971)	262
Comprehensive income (loss)	$(2,308)	$17,042	$129,480	$167,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited, in thousands, except share amounts)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at October 2, 2021	128,857,085	$129	$690,462	(1,871,812)	$(50,276)	$(69,897)	$(1,376)	$569,042
Issuance of common stock pursuant to equity incentive plans	2,030,373	2	13,230	—	—	—	—	13,232
Retirement of treasury stock	(1,010,286)	(1)	(38,647)	1,010,286	38,648	—	—	—
Repurchase of common stock	—	—	—	(1,032,249)	(31,365)	—	—	(31,365)
Repurchase of common stock related to shares withheld for tax in connection with vesting of restricted stock unit awards ("RSUs")	—	—	—	(344,198)	(11,882)	—	—	(11,882)
Stock-based compensation expense	—	—	17,459	—	—	—	—	17,459
Net income	—	—	—	—	—	123,481	—	123,481
Change in foreign currency translation adjustment	—	—	—	—	—	—	(360)	(360)
Balance at January 1, 2022	129,877,172	$130	$682,504	(2,237,973)	$(54,875)	$53,584	$(1,736)	$679,607
Issuance of common stock pursuant to equity incentive plans	2,500,969	2	16,019	—	—	—	—	16,021
Retirement of treasury stock	(2,418,184)	(2)	(71,877)	2,418,184	71,879	—	—	—
Repurchase of common stock	—	—	—	(1,611,921)	(43,115)	—	—	(43,115)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(376,925)	(10,720)	—	—	(10,720)
Stock-based compensation expense	—	—	21,225	—	—	—	—	21,225
Net income	—	—	—	—	—	8,566	—	8,566
Change in foreign currency translation adjustment	—	—	—	—	—	—	100	100
Balance at April 2, 2022	129,959,957	$130	$647,871	(1,808,635)	$(36,831)	$62,150	$(1,636)	$671,684
Issuance of common stock pursuant to equity incentive plans	1,950,471	2	8,001	—	—	—	—	8,003
Retirement of treasury stock	(947,114)	(1)	(25,202)	947,114	25,203	—	—	—
Repurchase of common stock	—	—	—	(2,006,106)	(42,611)	—	—	(42,611)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(477,528)	(10,811)	—	—	(10,811)
Stock-based compensation expense	—	—	18,779	—	—	—	—	18,779
Net loss	—	—	—	—	—	(597)	—	(597)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(1,711)	(1,711)
Balance at July 2, 2022	130,963,314	$131	$649,449	(3,345,155)	$(65,050)	$61,553	$(3,347)	$642,736

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at October 3, 2020	113,915,233	$114	$548,993	(1,571,138)	$(20,886)	$(228,492)	$(1,890)	$297,839
Issuance of common stock pursuant to equity incentive plans	7,075,338	7	69,498	—	—	—	—	69,505
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(307,980)	(5,118)	—	—	(5,118)
Stock-based compensation expense	—	—	14,844	—	—	—	—	14,844
Net income	—	—	—	—	—	132,292	—	132,292
Change in foreign currency translation adjustment	—	—	—	—	—	—	847	847
Balance at January 2, 2021	120,990,571	$121	$633,335	(1,879,118)	$(26,004)	$(96,200)	$(1,043)	$510,209
Issuance of common stock pursuant to equity incentive plans	5,743,359	6	49,655	—	—	—	—	49,661
Retirement of treasury stock	(1,017,308)	(1)	(14,365)	1,017,308	14,366	—	—	—
Repurchase of common stock	—	—	—	(19,547)	(682)	—	—	(682)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(387,206)	(13,703)	—	—	(13,703)
Stock-based compensation expense	—	—	16,363	—	—	—	—	16,363
Net income	—	—	—	—	—	17,221	—	17,221
Change in foreign currency translation adjustment	—	—	—	—	—	—	199	199
Balance at April 3, 2021	125,716,622	$126	$684,988	(1,268,563)	$(26,023)	$(78,979)	$(844)	$579,268
Issuance of common stock pursuant to equity incentive plans	2,377,982	2	12,369	—	—	—	—	12,371
Retirement of treasury stock	(406,753)	—	(14,384)	406,753	14,384	—	—	—
Repurchase of common stock	—	—	—	(624,020)	(21,047)	—	—	(21,047)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(473,887)	(16,054)	—	—	(16,054)
Stock-based compensation expense	—	—	15,547	—	—	—	—	15,547
Net income	—	—	—	—	—	17,826	—	17,826
Change in foreign currency translation adjustment	—	—	—	—	—	—	(784)	(784)
Balance at July 3, 2021	127,687,851	$128	$698,520	(1,959,717)	$(48,740)	$(61,153)	$(1,628)	$587,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities
Net income	$131,451	$167,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,699	25,789
Impairment and abandonment charges	62	2,789
Stock-based compensation expense	57,463	46,755
Other	8,594	1,253
Deferred income taxes	(1,238)	95
Foreign currency transaction (gain) loss	4,437	(2,226)
Changes in operating assets and liabilities:
Accounts receivable, net	(28,476)	(13,846)
Inventories	(158,129)	32,333
Other assets	(1,587)	(17,730)
Accounts payable and accrued expenses	97,421	(27,169)
Accrued compensation	(49,769)	21,501
Deferred revenue	(10,958)	7,715
Other liabilities	(1,313)	2,143
Net cash provided by operating activities	75,657	246,741
Cash flows from investing activities
Purchases of property and equipment, intangible and other assets	(24,946)	(34,792)
Cash paid for acquisitions, net of acquired cash	(126,416)	—
Net cash used in investing activities	(151,362)	(34,792)
Cash flows from financing activities
Payments for debt issuance costs	(929)	—
Payments of borrowings	—	(25,000)
Payments for repurchase of common stock	(117,093)	(21,729)
Proceeds from exercise of common stock options	37,257	131,536
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	(33,412)	(34,877)
Net cash provided by (used in) financing activities	(114,177)	49,930
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,493)	1,735
Net increase (decrease) in cash, cash equivalents and restricted cash	(200,375)	263,614
Cash, cash equivalents and restricted cash
Beginning of period	640,101	407,291
End of period	$439,726	$670,905
Supplemental disclosure
Cash paid for interest	$223	$434
Cash paid for taxes, net of refunds	$8,862	$3,773
Cash paid for amounts included in the measurement of lease liabilities	$11,185	$15,078
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$10,937	$9,046
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,141	$1,622

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three and nine months ended July 2, 2022, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. The nine months ended July 2, 2022, and July 3, 2021, spanned 39 weeks each. As used in this Quarterly Report on Form 10-Q, “fiscal 2022” refers to the fiscal year ending October 1, 2022, “fiscal 2021” refers to the fiscal year ended October 2, 2021, and "fiscal 2020” refers to the fiscal year ended October 3, 2020.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, and then issued a subsequent amendment to the initial guidance under ASU No. 2021-01 (collectively Topic 848). Topic 848 provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, derivatives, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, derivatives, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. Topic 848 is currently effective and upon adoption may be applied prospectively to contract modifications and hedging relationships made on or before December 31, 2022. The Company is currently evaluating the pronouncement to determine the impact it may have on the Company's consolidated financial statements.

3. Fair Value Measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment.

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of July 2, 2022, and October 2, 2021:

	July 2, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$285,865	$—	$—	$285,865

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

	October 2, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$484,482	$—	$—	$484,482

4. Revenue and Geographic Information

Disaggregation of revenue

Revenue is attributed to each region based on ship-to address, and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region. Revenue by region is as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
(In thousands)
Americas	$232,421	$223,720	$844,099	$784,898
Europe, Middle East and Africa (“EMEA”)	112,684	126,228	486,473	480,541
Asia Pacific (“APAC”)	26,678	28,724	105,474	91,765
Total revenue	$371,783	$378,672	$1,436,046	$1,357,204

Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
(In thousands)
United States	$211,382	$203,387	$777,808	$712,302
Other countries	160,401	175,285	658,238	644,902
Total revenue	$371,783	$378,672	$1,436,046	$1,357,204

Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
(In thousands)
Sonos speakers	$314,205	$310,233	$1,133,825	$1,105,283
Sonos system products	38,363	47,621	234,328	197,442
Partner products and other revenue	19,215	20,818	67,893	54,479
Total revenue	$371,783	$378,672	$1,436,046	$1,357,204

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

5. Balance Sheet Components

Accounts receivable, net of allowances

Accounts receivable, net of allowances, consist of the following:

	July 2, 2022	October 2, 2021
(In thousands)
Accounts receivable	$148,112	$121,486
Allowance for credit losses	(2,357)	(1,547)
Allowance for sales incentives	(20,871)	(19,160)
Accounts receivable, net of allowances	$124,884	$100,779

Inventories

Inventories, net, consist of the following:

	July 2, 2022	October 2, 2021
(In thousands)
Finished goods	$258,994	$154,608
Component parts	76,736	30,522
Inventories	$335,730	$185,130

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

Goodwill

The following table presents the changes in carrying amount of goodwill during the nine months ended July 2, 2022:

(In thousands)
Balance as of October 2, 2021	$15,545
Goodwill acquired	66,078
Effect of exchange rate changes on goodwill	(1,799)
Balance as of July 2, 2022	$79,824

Intangible assets

As part of the acquisition of Mayht Holding BV ("Mayht"), the Company recognized $71.8 million in intangible assets related to in-process research and development activity, which is not subject to amortization for the current period. In addition, the Company recognized $0.5 million in intangible assets subject to amortization, with a weighted-average useful life of approximately 6 years.

In the third quarter of fiscal year 2022, the Company determined that the underlying project related to the in-process research and development from the acquisition of Snips was completed. As a result, the acquired $20.1 million of in-process research and development was reclassified as definite-lived developed technology and will amortize over its estimated economic life of 7 years.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	July 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Impact of FX	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Tradename	$451	$(19)	$—	$432	5.75
Technology-based	34,563	(6,876)	—	27,687	5.65
Total finite-lived intangible assets	35,014	(6,895)	—	28,119	5.65
In-process research and development not subject to amortization	71,759	—	(2,942)	68,817
Total intangible assets	$106,773	$(6,895)	$(2,942)	$96,936

The following table summarizes the estimated future amortization expense of the Company's intangible assets as of July 2, 2022:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2022	$1,758
2023	6,180
2024	5,968
2025	3,367
2026	3,038
2027 and there after	7,808
Total future amortization expense	$28,119

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. Capitalized implementation costs are expensed on a straight-line basis over the reasonably certain term of the hosting arrangement, beginning when the software is ready for its intended use, and are recognized as an operating expense within the condensed consolidated statements of operations and comprehensive income (loss). In May 2022, the Company went live with its implementation of a new enterprise resource planning ("ERP") system. Capitalized implementation costs were $22.7 million and $14.3 million, as of July 2, 2022 and October 2, 2021, respectively, and are reported as a component of other noncurrent assets on the Company's condensed consolidated balance sheets. Amortization expenses for implementation costs for cloud-based computing arrangements in the three and nine months ended July 2, 2022 were not material.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Accrued expenses

Accrued expenses consisted of the following:

	July 2, 2022	October 2, 2021
(In thousands)
Accrued advertising and marketing	$14,050	$19,989
Accrued taxes	12,880	16,941
Accrued inventory	33,414	37,117
Accrued manufacturing, logistics and product development	20,131	14,943
Accrued general and administrative expenses	21,117	13,066
Other accrued payables	6,401	5,973
Total accrued expenses	$107,993	$108,029

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

The following table presents the changes in the Company’s deferred revenue for the nine months ended July 2, 2022, and July 3, 2021:

	July 2, 2022	July 3, 2021
(In thousands)
Deferred revenue, beginning of period	$89,498	$62,388
Recognition of revenue included in beginning of period deferred revenue	(35,226)	(13,381)
Revenue deferred, net of revenue recognized on contracts in the respective period	21,549	21,379
Deferred revenue, end of period	$75,821	$70,386

The Company expects the following recognition of deferred revenue as of July 2, 2022:

	For the fiscal years ending
	2022	2023	2024	2025	2026 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$5,184	$17,302	$15,251	$12,968	$25,116	$75,821

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Other current liabilities

Other current liabilities consist of the following:

	July 2, 2022	October 2, 2021
(In thousands)
Reserve for returns	$19,634	$19,266
Short-term operating lease liabilities	10,254	10,724
Warranty liability	7,428	5,604
Other	6,295	3,950
Total other current liabilities	$43,611	$39,544

The following table presents the changes in the Company’s warranty liability for the nine months ended July 2, 2022, and July 3, 2021:

	July 2, 2022	July 3, 2021
(In thousands)
Warranty liability, beginning of period	$5,604	$3,628
Provision for warranties issued during the period	9,191	12,218
Settlements of warranty claims during the period	(7,367)	(10,613)
Warranty liability, end of period	$7,428	$5,233

6. Debt

On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto (the “Revolving Credit Agreement”). The Revolving Credit Agreement replaced the Company’s prior $80.0 million credit facility with JPMorgan Chase Bank, N.A., which matured in October 2021, in its entirety.

The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Eurocurrency Loans (at LIBOR plus an applicable margin). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over LIBOR multiplied by the aggregate face amount of outstanding letters of credit. As of July 2, 2022, the Company did not have any outstanding borrowings and had $2.9 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

maintain a certain consolidated leverage ratio, and customary events of default. As of July 2, 2022, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

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

On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement by Alphabet and Google of certain Sonos patents related to its smart speakers and related technology. On February 6, 2020, the ITC initiated a formal investigation into the Company’s claims. Google and Alphabet filed an initial answer in the ITC action on February 27, 2020, and an amended answer on April 3, 2020, denying infringement and alleging that the asserted patents are invalid. On August 13, 2021, an administrative law judge at the ITC issued an initial determination finding all five of Sonos' asserted patents to be valid and infringed by Google. The judge also ruled that certain proposed redesigns of Google products, one specific redesign per patent, would qualify as non-infringing alternatives to Google's current product designs. On January 6, 2022, the ITC ratified the conclusions of the administrative law judge and issued a limited exclusion order and a cease and desist order with respect to a wide range of accused Google products, including Google media players and computer devices configured to control these media players, such as Pixel phones and tablets. On March 23, 2022, the Company filed a 19 C.F.R. Part 177 Request asking the United States Customs and Border Protection (“Customs”) to enforce the ITC’s limited exclusion order. On June 3, 2022, Customs issued a Ruling Letter confirming that Google Pixel devices that could be used with Google’s new Device Utility app were subject to exclusion. On June 30, 2022, Google filed a Part 177 Request asking Customs to permit the importation of Pixel devices to be used with the Device Utility app and, on July 14, 2022, Google filed a petition to modify the ITC’s limited exclusion order to permit the same. The Company has opposed both requests. On March 4, 2020, the California District Court stayed the district court proceeding pending resolution of the ITC investigation and corresponding appeals. On March 11, 2020, Google filed an answer in the California District Court, denying infringement and alleging that the asserted patents are invalid.

On September 28, 2020, Google filed for a declaratory judgement of non-infringement in the U.S. District Court for the Northern District of California related to five different Sonos patents. On September 29, 2020, the Company filed a lawsuit against Google in the U.S. District Court for Western District of Texas, alleging infringement of those five Sonos patents and seeking monetary damages and other non-monetary relief. This dispute over venue has now been resolved, with the case proceeding in the Northern District of California, where the judge has bifurcated the case, scheduling early disposition of two representative claims in October 2022 and trial on all other claims in May 2023. On January 21, 2022, the judge permitted Google to amend its declaratory judgement claim to include claims for breach of contract and conversion against the Company in connection with one of the asserted patents regarding Google and the Company’s collaboration in 2013. The Company disputes the claims and intends to defend these claims during the case. On July 21, 2022, with respect to one of the representative claims scheduled for trial in October, the court granted the Company's motion for summary judgment that Google infringes the patent at issue and rejected Google's arguments disputing patentability. On August 2, 2022, the court also granted Google's motion for summary judgment on the other patent at issue in the early disposition process, holding that patent to be invalid and not infringed.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

On December 1, 2020, the Company filed a lawsuit against two Google foreign subsidiaries in the regional court of Hamburg, Germany, alleging infringement of a Sonos patent related to control of playback of media by mobile and playback devices and seeking non-monetary relief. Sonos has chosen to withdraw these preliminary injunction actions after having received some preliminary relief.

On June 11, 2020, Google filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, alleging infringement of five Google patents generally related to noise cancellation, digital rights management, media search, modifying favorite items and wireless relays, and seeking monetary damages and other non-monetary relief. On November 2, 2020, the California District Court granted Sonos’ motion to dismiss Google’s allegation of infringement of one of these five Google patents, specifically a patent generally related to media search, finding that the invention at issue is patent ineligible. On June 4, 2021, the California District Court granted a stipulation to dismiss Google's allegation of infringement of another asserted patent involving noise cancellation. In May 2021, the Company filed petitions for review at the United States Patent and Trademark Office ("USPTO") of two Google patents asserted against the Company in this matter, specifically the patents related to modifying favorite items and wireless relays. In October and November 2021, the USPTO instituted review of these patents, with a final decision expected in late 2022. In January 2022, the California District Court judge stayed the litigation against the Company with respect to all common issues. On August 8, 2022, Google filed two additional lawsuits in the Northern District of California against the Company, alleging infringement of seven Google patents generally related to wireless charging, device setup, and voice control, and seeking monetary damages and other non-monetary relief. On August 9, 2022, Google filed cases at the ITC alleging infringement of the same seven patents.

On June 12, 2020, Google filed lawsuits in District Court Munich I against Sonos Europe B.V. and Sonos, Inc., alleging infringement of two Google patents generally related to digital rights management and search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. On January 14, 2021, Google amended its infringement complaint related to the search notifications patent to relate to a limited version of the claims, in view of prior art cited by the Company. On March 3, 2021, the District Court Munich stayed a case for infringement of the search notifications patent pending the outcome of a nullity action based on doubt as to the validity of the patent. On June 23, 2021, the Munich court issued a decision dismissing Google's complaint related to the digital rights management patent for lack of infringement of at least two claim features. On August 30, 2021, Google appealed the Munich court's ruling, which is still pending.

On August 21, 2020, Google filed a lawsuit against Sonos, Inc. in Canada, alleging infringement of one Google patent generally related to noise cancellation technology. On July 26, 2022, the court in Canada, after a trial on the merits, ruled that the Company does not infringe Google's asserted patent. On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in France, alleging infringement of two Google patents generally related to digital rights management and search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. On February 8, 2021, Google withdrew its infringement allegations regarding the search notifications patent in view of prior art brought to the attention of the court by the Company. On March 8, 2022, the French trial court ruled for Sonos on Google's digital rights management infringement claim. Google has appealed the French trial court's ruling, which is pending. In August 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in the Netherlands alleging infringement of a Google patent related to search notifications, and seeking monetary damages and an injunction preventing sales of any infringing Sonos products. In September 2020, Google filed a lawsuit against Sonos Europe B.V. in the Netherlands, alleging infringement of a Google patent related to digital rights management, and seeking monetary damages and enforcement of an injunction preventing sales of any infringing Sonos products, which was transferred to the Midden-Netherlands court on March 22, 2021, following the grant of the Company's challenge to improper jurisdiction. On February 9, 2022, the Midden-Netherlands court rejected Google's claims related to the digital rights management patent. On March 22, 2022, Google appealed the Midden-Netherlands' court decision, which is still pending. A range of loss, if any, associated with these matters is not probable or reasonably estimable as of July 2, 2022.

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of July 2, 2022.

The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

Tariff refunds

On May 13, 2020, the Company was granted a temporary exclusion from the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"), eliminating the tariffs on the Company's component products imported from China until August 31, 2020. The exclusion for the Company’s component products was not extended past August 31, 2020, with the Section 301 tariffs for our component products automatically reinstated on September 1, 2020. On July 23, 2020, the Company was granted a temporary exclusion from Section 301 tariffs, eliminating the tariffs on the Company’s core speaker products imported from China until August 31, 2020. These exemptions entitled the Company to refunds for tariffs paid from September 2019 through December 2020. On August 28, 2020, the United States Trade Representative granted an extension through December 31, 2020 of the exclusion for the Company’s core speaker products, with the Section 301 tariffs for our core speaker products automatically reinstated on January 1, 2021. On March 23, 2022, the Company was granted an exclusion extension from the Section 301 tariffs, eliminating tariffs on the Company’s core speaker products, including certain new product introductions, imported from China from April 13, 2022 through December 31, 2022. This exemption entitled the Company to refunds for tariffs paid from October 12, 2021 through April 12, 2022.

Tariff refund claims are subject to review and approval by the U.S. Customs and Border Protection. For the three and nine months ended July 2, 2022, the Company recognized $7.3 million and $11.9 million, respectively, in refunds based upon acceptance of the Company's refund request, recognized as a reduction to cost of revenue. As of July 2, 2022, the remaining aggregated refunds the Company expected to recover was approximately $14.3 million, for tariffs paid from September 2019 through December 2020, and from October 12, 2021 through April 12, 2022. The Company did not record these potential refunds due to uncertainty of the timing of acceptance of approval, but such refunds will be recognized as a reduction to cost of revenue if and when acceptance occurs.

8. Stockholders' Equity

On November 17, 2021, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $150.0 million. During the nine months ended July 2, 2022, the Company repurchased 4,650,276 shares for an aggregate purchase price of $117.1 million at an average price of $25.16 per share under the repurchase program. The Company had $32.9 million available for share repurchases under the repurchase program as of July 2, 2022.

Treasury stock during the nine months ended July 2, 2022, included shares withheld to satisfy employees' tax withholding requirements in connection with vesting of RSUs. Additionally, during the nine months ended July 2, 2022, the Company retired 4,375,584 shares of treasury stock.

9. Stock-based Compensation

2018 Equity Incentive Plan

In July 2018, the Board adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective in connection with the Company's initial public offering ("IPO"). The number of shares reserved for

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

issuance under the 2018 Plan increases automatically on January 1 of each year beginning in 2019 and continuing through 2028 by a number of shares of common stock equal to the lesser of (x) 5% of the total outstanding shares of the Company’s common stock and common stock equivalents as of the immediately preceding December 31 (rounded to the nearest whole share) and (y) a number of shares determined by the Company's Board.

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

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at October 2, 2021	14,545,239	$12.86	5.1	$282,141
Granted	—	—
Exercised	(3,245,130)	11.48
Expired	(340)	2.50
Forfeited	(29,983)	14.76
Outstanding at July 2, 2022	11,269,786	$13.26	4.7	$52,563
At July 2, 2022
Options exercisable	10,616,150	$13.20	4.6	$50,146
Options vested and expected to vest	11,234,657	$13.25	4.7	$52,424

As of July 2, 2022, and October 2, 2021, the Company had $1.5 million and $6.2 million, respectively, of unrecognized stock-based compensation expense related to stock options, which are expected to be recognized over weighted-average periods of 0.5 and 0.9 years, respectively.

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

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 2, 2021	9,283,525	$12.64	$299,487
Granted	3,539,358	30.49
Released	(3,236,683)	13.62
Forfeited	(699,473)	17.52
Outstanding at July 2, 2022	8,886,727	$19.00	$159,250
At July 2, 2022
Units expected to vest	7,623,960	$18.64	$136,621

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

As of July 2, 2022, and October 2, 2021, the Company had $128.7 million and $90.0 million of unrecognized stock-based compensation expense related to RSUs, which are expected to be recognized over weighted-average periods of 2.6 and 2.5 years, respectively.

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

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 2, 2021	158,521	$22.81	$5,114
Granted	252,296	29.71
Outstanding at July 2, 2022	410,817	$27.05	$11,371

As of July 2, 2022, and October 2, 2021, the Company had $2.4 million and $3.6 million of unrecognized stock-based compensation expense related to PSUs, which are expected to be recognized over weighted-average periods of 0.9 and 1.2 years, respectively.

Stock-based compensation

Total stock-based compensation expense by functional category was as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
(In thousands)
Cost of revenue	$448	$248	$1,153	$723
Research and development	7,858	6,125	22,687	19,067
Sales and marketing	3,826	3,277	11,650	10,317
General and administrative	6,647	5,897	21,973	16,648
Total stock-based compensation expense	$18,779	$15,547	$57,463	$46,755

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The Company recorded a benefit from income taxes of $2.1 million and a provision for income taxes of $0.9 million for the three months ended July 2, 2022, and July 3, 2021, respectively, related to U.S. and non-U.S. income taxes. The Company recorded a provision for income taxes of $4.8 million and $3.4 million for the nine months ended July 2, 2022, and July 3, 2021, respectively. For the three months ended July 2, 2022, the Company's tax benefit includes the impact from excess U.S. share-based compensation and a benefit from the release of a non-U.S. valuation allowance. For the three months ended July 3, 2021, the Company's tax provision includes a discrete benefit from U.S. share-based compensation. For the nine months ended July 2, 2022, the Company's tax provision includes discrete income tax benefits from the release of a portion of our U.S. valuation allowance resulting from an acquisition in the first quarter, U.S. share-based compensation, and a non-U.S. valuation allowance release in the current quarter. For the nine months ended July 3, 2021, the Company’s tax provision includes a discrete income tax benefit for U.S. share-based compensation.

For the three and nine months ended July 2, 2022, the Company maintained a full valuation allowance on its deferred tax assets in the U.S. and certain other non-US entities due to a history of operating losses. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of the valuation allowance in the U.S. and certain other non-US entities would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S. and certain other non-US entities.

11. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income (loss) per share attributable to common stockholders adjusts the basic net income (loss) per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock awards, using the treasury stock method.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$(597)	$17,826	$131,451	$167,339
Denominator:
Weighted-average shares of common stock—basic	127,884,400	125,138,279	127,886,487	120,876,472
Effect of potentially dilutive stock options	—	10,702,443	6,394,897	10,282,836
Effect of RSUs	—	8,276,118	5,021,346	8,103,126
Effect of PSUs	—	64,792	199,797	31,341
Weighted-average shares of common stock—diluted	127,884,400	144,181,632	139,502,527	139,293,775
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$0.14	$1.03	$1.38
Diluted	$0.00	$0.12	$0.94	$1.20

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Stock options to purchase common stock	11,635,083	5,887,084	6,393,441	10,161,710
Restricted stock units	9,328,274	2,709,489	4,700,508	3,806,326
Performance stock units	301,507	56,742	101,709	33,653
Total	21,264,864	8,653,315	11,195,658	14,001,689

12. Retirement Plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $2.2 million and $1.8 million for the three months ended July 2, 2022, and July 3, 2021, respectively. The Company's matching contributions totaled $6.2 million and $5.3 million for the nine months ended July 2, 2022, and July 3, 2021, respectively.

13. Business Combinations

During the first quarter of fiscal 2022, the Company completed two acquisitions for a combined aggregate cash consideration of approximately $27.1 million. The acquisitions brought talented employees and strategic intellectual property ("IP") to enhance the experience of Sonos products. The Company accounted for these transactions as business combinations and allocated the purchase consideration to assets acquired and liabilities assumed. In aggregate, $0.2 million was attributed to net assets acquired, $6.2 million to intangible assets, $1.5 million in deferred tax liabilities, and $22.2 million to goodwill. The goodwill recognized was primarily attributable to the assembled workforce and expected post-acquisition synergies from these acquisitions. Goodwill is not deductible for tax purposes. The transaction costs associated with the acquisitions were not material and were expensed as incurred, as general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company's condensed consolidated financial statements, either individually or in the aggregate.

On April 8, 2022, the Company completed the acquisition of 100% of the equity interests of Mayht, a Netherlands-based company that has invented a new approach to audio transducers. The acquisition brought a talented group of employees and strategic technology that is expected to enable the Company to transform its product portfolio. The total purchase price consideration of the acquisition of Mayht was $99.3 million paid in cash. The Company accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed, with $72.2 million in intangible assets, $16.8 million in net liabilities assumed, and $43.9 million in estimated goodwill. The goodwill recognized was primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Mayht’s technology into the Company's products. The goodwill is not deductible for income tax purposes.

The results of Mayht’s operations have been included in, but are not material to, the Company's condensed consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's condensed consolidated statement of operations and comprehensive income (loss). One-time acquisition-related costs of $1.0 million were expensed as general and administrative expenses as incurred.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Additional information, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to the Company may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

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

Recent Developments

The impacts of the COVID-19 pandemic persist, and developments occur rapidly, particularly relating to the emergence of new variants of the virus, outbreaks, and resulting lockdowns globally. During the third quarter of fiscal 2022, COVID-19 continued to present challenges in our supply chain, consistent with its effect across many industries, including significant limits on component supplies, inflationary pressures, port congestion and the continuing impacts of lockdowns in China. While we began to see recovery in supply for some of our products, these supply chain constraints have resulted in delayed product availability for certain products. As a result of these broader industry-wide supply chain challenges, we continued to experience increased component costs, increased shipping and logistics costs, as well as longer lead times due to the continuing effects of lockdowns in China. We expect these impacts, including potential delayed product availability, to continue for as long as the global supply chain is experiencing these challenges. The pandemic has also delayed our efforts to fully diversify our supply chain into Malaysia. We continue to invest in supply chain initiatives to meet increasing customer demand and address industry-wide capacity challenges.

Other macroeconomic trends have led to uncertainty in the economic environment such as the potential for a recession, foreign exchange rate fluctuations - particularly the strengthening of the U.S. dollar relative to the euro, increased inflationary pressures, and the continuing conflict between Russia and Ukraine. Foreign exchange rate fluctuations had an unfavorable impact on revenue for the third quarter of fiscal 2022, primarily due to the strength of the U.S. dollar relative to the euro. The extent to which our business, or the business of our suppliers or manufacturers, will be impacted in the future is unknown. We will continue to monitor the effects of this conflict on our business and our results of operations.

While these events are unprecedented and dynamic, we have considered their impacts based on information currently available when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19 and economic and political uncertainty, refer to Part II, Item 1A. Risk factors.

Key Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are total revenue, products sold, adjusted EBITDA and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA is net income (loss). In the three months ended July 2, 2022, and July 3, 2021, we had net loss of $0.6 million and a net income of $17.8 million, respectively. In the nine months ended July 2, 2022, and July 3, 2021, we had net income of $131.5 million and $167.3 million, respectively.

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
(In thousands, except percentages)
Total revenue	$371,783	$378,672	$1,436,046	$1,357,204
Products sold	1,357	1,491	5,155	5,179
Adjusted EBITDA(1)	$42,105	$46,692	$252,102	$261,471
Adjusted EBITDA margin(1)	11.3%	12.3%	17.6%	19.3%

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
(In thousands, except percentages)
Net income (loss)	$(597)	$17,826	$131,451	$167,339
Add (deduct):
Depreciation and amortization	8,907	9,065	27,699	25,789
Stock-based compensation expense	18,779	15,547	57,463	46,755
Interest income	(429)	(34)	(585)	(114)
Interest expense	196	77	384	525
Other income (expense), net	9,858	(1,998)	13,541	(4,678)
Provision for (benefit from) income taxes	(2,068)	858	4,805	3,436
Restructuring and related expenses	—	—	—	(2,611)
Legal and transaction related costs (1)	7,459	5,351	17,344	25,030
Adjusted EBITDA	$42,105	$46,692	$252,102	$261,471
Revenue	$371,783	$378,672	$1,436,046	$1,357,204
Adjusted EBITDA margin	11.3%	12.3%	17.6%	19.3%

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

	Three Months Ended				Nine Months Ended
	July 2, 2022		July 3, 2021		July 2, 2022		July 3, 2021
(Dollars in thousands)	$	%	$	%	$	%	$	%
Revenue	$371,783	100.0%	$378,672	100.0%	$1,436,046	100.0%	$1,357,204	100.0%
Cost of revenue (1)	195,935	52.7	200,811	53.0	763,779	53.2	714,142	52.6
Gross profit	175,848	47.3	177,861	47.0	672,267	46.8	643,062	47.4
Operating expenses
Research and development (1)	62,522	16.8	55,578	14.7	188,798	13.1	164,294	12.1
Sales and marketing(1)	63,993	17.2	67,231	17.8	207,684	14.5	198,888	14.7
General and administrative (1)	42,373	11.4	38,323	10.1	126,189	8.8	113,372	8.4
Total operating expenses	168,888	45.4	161,132	42.6	522,671	36.4	476,554	35.1
Operating income	6,960	1.9	16,729	4.4	149,596	10.4	166,508	12.3
Other income (expense), net
Interest income	429	0.1	34	—	585	—	114	—
Interest expense	(196)	(0.1)	(77)	—	(384)	—	(525)	—
Other income (expense), net	(9,858)	(2.7)	1,998	0.5	(13,541)	(0.9)	4,678	0.3
Total other income (expense), net	(9,625)	(2.6)	1,955	0.5	(13,340)	(0.9)	4,267	0.3
Income (loss) before provision for (benefit from) income taxes	(2,665)	(0.7)	18,684	4.9	136,256	9.5	170,775	12.6
Provision for (benefit from) income taxes	(2,068)	(0.6)	858	0.2	4,805	0.3	3,436	0.3
Net income (loss)	$(597)	(0.2)%	$17,826	4.7%	$131,451	9.2%	$167,339	12.3%
Adjusted EBITDA (2)	$42,105	11.3%	$46,692	12.3%	$252,102	17.6%	$261,471	19.3%

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended				Nine Months Ended
	July 2, 2022		July 3, 2021		July 2, 2022		July 3, 2021
(In thousands, except percentages)	$	%	$	%	$	%	$	%
Cost of revenue	$448	0.1%	$248	0.1%	$1,153	0.1%	$723	0.1%
Research and development	7,858	2.1	6,125	1.6	22,687	1.6	19,067	1.4
Sales and marketing	3,826	1.0	3,277	0.9	11,650	0.8	10,317	0.8
General and administrative	6,647	1.8	5,897	1.6	21,973	1.5	16,648	1.2
Total stock-based compensation expense	$18,779	5.1%	$15,547	4.1%	$57,463	4.0%	$46,755	3.4%

(2) Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the sections titled “Adjusted EBITDA and adjusted EBITDA margin” and “Non-GAAP financial measures” above.

Comparison of the three months ended July 2, 2022, and July 3, 2021

Revenue

Comparison of the three months ended July 2, 2022, and July 3, 2021

	Three Months Ended		Change
	July 2, 2022	July 3, 2021	$	%
(In thousands, except percentages)
Sonos speakers	$314,205	$310,233	$3,972	1.3%
Sonos system products	38,363	47,621	(9,258)	(19.4)
Partner products and other revenue	19,215	20,818	(1,603)	(7.7)
Total revenue	$371,783	$378,672	$(6,889)	(1.8)%

Total revenue decreased 1.8% for the three months ended July 2, 2022, compared to the three months ended July 3, 2021. The decrease was mainly driven by a softer global consumer demand environment, supply constraints, and unfavorable foreign exchange rates.

Sonos speakers revenue represented 84.5% of total revenue for the three months ended July 2, 2022. The category increased 1.3% compared to the three months ended July 3, 2021, driven by the introduction of Ray and the continued success of Arc and One. This growth was partially offset by the impact of lapping prior year growth related to the launch of Roam in the third quarter of fiscal 2021. Sonos system products represented 10.3% of total revenue for the three months ended July 2, 2022, and decreased 19.4% compared to the three months ended July 3, 2021, due to supply availability constraints. Partner products and other revenue represented 5.2% of total revenue for the three months ended July 2, 2022, and decreased 7.7% compared to the three months ended July 3, 2021. The decrease was primarily driven by lower accessory sales.

Revenue for the three months ended July 2, 2022, compared to the three months ended July 3, 2021, increased 3.9% in the Americas, decreased 10.7% in EMEA and was relatively flat in constant currency, in part due to unfavorable foreign exchange rates, and decreased 7.1% in APAC.

In constant currency U.S. dollars, total revenue increased 2.2% for the three months ended July 2, 2022, compared to the three months ended July 3, 2021. We calculate constant currency growth percentages by translating our prior period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

	Three Months Ended
	July 2, 2022	July 3, 2021	Change
(Units in thousands)
Total products sold	1,357	1,491	(134)	(9.0)%

The volume of products sold decreased for the three months ended July 2, 2022, compared to the three months ended July 3, 2021, driven by a decrease across all our product categories. The rate of decrease of volume of products sold and revenue differed for the three months ended July 2, 2022, compared to the three months ended July 3, 2021, primarily due to product mix, as well as higher selling prices.

Comparison of nine months ended July 2, 2022, and July 3, 2021

	Nine Months Ended		Change
	July 2, 2022	July 3, 2021	$	%
(In thousands, except percentages)
Sonos speakers	$1,133,825	$1,105,283	$28,542	2.6%
Sonos system products	234,328	197,442	36,886	18.7
Partner products and other revenue	67,893	54,479	13,414	24.6
Total revenue	$1,436,046	$1,357,204	$78,842	5.8%

Total revenue increased 5.8% for the nine months ended July 2, 2022, compared to the nine months ended July 3, 2021. The growth was driven by strong demand for our products in the first half of the fiscal year despite lower promotional activity, somewhat offset by the continuing impact of constrained product availability, as well as the softening demand in the third fiscal quarter.

Sonos speakers revenue represented 79.0% of total revenue for the nine months ended July 2, 2022. The category increased 2.6% compared to the nine months ended July 3, 2021, led by the introduction of Roam in April 2021 and Ray in June 2022. This growth was partially offset by lower promotional activity. Sonos system products represented 16.3% of total revenue for the nine months ended July 2, 2022, and increased 18.7% compared to the nine months ended July 3, 2021, supported by demand and availability of supply. Partner products and other revenue represented 4.7% of total revenue for the nine months ended July 2, 2022, and increased 24.6% compared to the nine months ended July 3, 2021. The increase was driven by sales from our partnerships with IKEA and Sonance.

Revenue for the nine months ended July 2, 2022, compared to the nine months ended July 3, 2021, increased 7.5% in the Americas, increased 1.2% in EMEA, and increased 14.9% in APAC.

In constant currency U.S. dollars, total revenue increased 7.9% for the nine months ended July 2, 2022, compared to the nine months ended July 3, 2021. We calculate constant currency growth percentages by translating our prior period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

	Nine Months Ended
	July 2, 2022	July 3, 2021	Change
(Units in thousands)
Total products sold	5,155	5,179	(24)	(0.5)%

The volume of products sold decreased for the nine months ended July 2, 2022, compared to the nine months ended July 3, 2021, driven by the Sonos speakers category. The rate of decrease of volume of products sold and revenue increase differed for the nine months ended July 2, 2022, compared to the nine months ended July 3, 2021, primarily due to product mix, as well as higher selling prices.

Cost of Revenue and Gross Profit

Comparison of the three months ended July 2, 2022, and July 3, 2021

	Three Months Ended		Change
	July 2, 2022	July 3, 2021	$	%
(In thousands, except percentages)
Cost of revenue	$195,935	$200,811	$(4,876)	(2.4)%
Gross profit	$175,848	$177,861	$(2,013)	(1.1)%
Gross margin	47.3%	47.0%

The decrease in cost of revenue for the three months ended July 2, 2022, compared to the three months ended July 3, 2021, is primarily driven by the decrease in products sold.

Gross margin increased 30 basis points for the three months ended July 2, 2022, compared to the three months ended July 3, 2021. The increase was primarily due to higher selling prices and a favorable net impact of tariffs. The overall increase was partially offset by increased component costs related to broader industry-wide supply chain dynamics.

Comparison of the nine months ended July 2, 2022, and July 3, 2021

	Nine Months Ended		Change
	July 2, 2022	July 3, 2021	$	%
(In thousands, except percentages)
Cost of revenue	$763,779	$714,142	$49,637	7.0%
Gross profit	$672,267	$643,062	$29,205	4.5%
Gross margin	46.8%	47.4%

The increase in cost of revenue for the nine months ended July 2, 2022, compared to the nine months ended July 3, 2021, is primarily driven by higher air freight shipping in the first quarter of fiscal 2022, higher component costs, and an overall increase in shipping and logistics costs incurred related to industry-wide supply chain dynamics.

Gross margin decreased 60 basis points for the nine months ended July 2, 2022, compared to the nine months ended July 3, 2021. The decrease was primarily due to increased shipping and logistics costs as well as increased component costs both of which related to broader industry-wide supply chain dynamics. The decrease in gross margin was also related to increased tariff expenses of $6.6 million, net of refunds recognized, compared to the nine months ended July 3, 2021. Furthermore, during the first half of fiscal 2021, we had an exemption from tariffs on core speaker products, which we did not have in the first half of fiscal 2022, resulting in higher tariff expenses in the nine months ended July 2, 2022. The overall decrease was partially offset by the impact of reduced promotional activity and higher selling prices.

Research and Development

Comparison of the three months ended July 2, 2022, and July 3, 2021

	Three Months Ended		Change
	July 2, 2022	July 3, 2021	$	%
(In thousands, except percentages)
Research and development	$62,522	$55,578	$6,944	12.5%
Percentage of revenue	16.8%	14.7%

Research and development expenses increased $6.9 million, or 12.5%, for the three months ended July 2, 2022, compared to the three months ended July 3, 2021. This increase was primarily driven by an increase of $4.5 million in product development costs and professional fees, an increase of $1.1 million in information technology and other product development expenses, and an increase of $0.3 million in personnel-related expenses due to increased headcount and stock-based compensation, partially offset by lower variable compensation.

Comparison of the nine months ended July 2, 2022, and July 3, 2021

	Nine Months Ended		Change
	July 2, 2022	July 3, 2021	$	%
(In thousands, except percentages)
Research and development	$188,798	$164,294	$24,504	14.9%
Percentage of revenue	13.1%	12.1%

Research and development expenses increased $24.5 million, or 14.9%, for the nine months ended July 2, 2022, compared to the nine months ended July 3, 2021. The increase was primarily driven by $10.1 million in product development costs and professional fees, personnel-related expenses of $9.1 million due to increased headcount and stock-based compensation, and an increase of $2.9 million in information technology and other product development expenses.

Sales and Marketing

Comparison of the three months ended July 2, 2022, and July 3, 2021

	Three Months Ended		Change
	July 2, 2022	July 3, 2021	$	%
(In thousands, except percentages)
Sales and marketing	$63,993	$67,231	$(3,238)	(4.8)%
Percentage of revenue	17.2%	17.8%

Sales and Marketing expenses decreased $3.2 million, or 4.8%, for the three months ended July 2, 2022, compared to the three months ended July 3, 2021. This decrease was primarily driven by $4.3 million in lower personnel-related expenses due to lower variable compensation, partially offset by increased headcount and stock-based compensation. The decrease was also offset by $1.1 million in additional marketing and professional fees.

Comparison of the nine months ended July 2, 2022, and July 3, 2021

	Nine Months Ended		Change
	July 2, 2022	July 3, 2021	$	%
(In thousands, except percentages)
Sales and marketing	$207,684	$198,888	$8,796	4.4%
Percentage of revenue	14.5%	14.7%

Sales and marketing expenses increased $8.8 million, or 4.4%, for the nine months ended July 2, 2022, compared to the nine months ended July 3, 2021. The increase was primarily due to higher brand and marketing expenses of $4.8 million, additional professional fees of $4.4 million, and an increase of $2.8 million resulting from a gain that was recognized in the prior year related to an early termination of a facility lease that was part of the restructuring plan initiated in June 2020. The increase was partially offset by $3.7 million in lower personnel-related expenses due to lower variable compensation, partially offset by increased headcount and stock-based compensation.

General and Administrative

Comparison of the three months ended July 2, 2022, and July 3, 2021

	Three Months Ended		Change
	July 2, 2022	July 3, 2021	$	%
(In thousands, except percentages)
General and administrative	$42,373	$38,323	$4,050	10.6%
Percentage of revenue	11.4%	10.1%

General and administrative expenses increased $4.1 million, or 10.6%, in the three months ended July 2, 2022, compared to the three months ended July 3, 2021. This increase was primarily driven by $1.9 million in higher legal fees incurred in connection with our IP litigation compared to the third quarter of fiscal 2021, $3.0 million primarily related to our investments in information technology including replacing our legacy enterprise resource planning system and other general and administrative costs. This increase was partially offset by a $0.9 million decrease in personnel-related expenses due to lower variable compensation, offset by increased headcount and stock-based compensation.

Comparison of the nine months ended July 2, 2022, and July 3, 2021

	Nine Months Ended		Change
	July 2, 2022	July 3, 2021	$	%
(In thousands, except percentages)
General and administrative	$126,189	$113,372	$12,817	11.3%
Percentage of revenue	8.8%	8.4%

General and administrative expenses increased $12.8 million, or 11.3%, for the nine months ended July 2, 2022, compared to the nine months ended July 3, 2021. The increase was primarily driven by $10.9 million in personnel-related expenses due to increased headcount and stock-based compensation, offset by lower variable compensation. The increase was also driven by $5.5 million primarily related to our investments in information technology including replacing our legacy enterprise resource planning system and other general and administrative costs, offset by a decrease of $9.0 million in legal fees incurred in connection with our IP litigation.

Interest Income, Interest Expense and Other Income (Expense), Net

Comparison of the three months ended July 2, 2022, and July 3, 2021

	Three Months Ended		Change
	July 2, 2022	July 3, 2021	$	%
(In thousands, except percentages)
Other income (expense), net
Interest income	$429	$34	$395	*
Interest expense	(196)	(77)	(119)	154.5%
Other income (expense), net	(9,858)	1,998	(11,856)	*
Total other income (expense), net	$(9,625)	$1,955	$(11,580)	*
*not meaningful

Interest income for the three months ended July 2, 2022 compared to the three months ended July 3, 2021 increased due to higher yields in our cash and cash equivalents. Interest expense for the three months ended July 2, 2022 compared to the three months ended July 3, 2021 increased primarily due to expenses associated with our Revolving Credit Agreement. The decrease in other income, net for the three months ended July 2, 2022 compared to the three months ended July 3, 2021 was due to foreign currency exchange losses.

Comparison of the nine months ended July 2, 2022, and July 3, 2021

	Nine Months Ended		Change
	July 2, 2022	July 3, 2021	$	%
(In thousands, except percentages)
Other income (expense), net
Interest income	$585	$114	$471	*
Interest expense	(384)	(525)	141	(26.9)%
Other income (expense), net	(13,541)	4,678	(18,219)	*
Total other income (expense), net	$(13,340)	$4,267	$(17,607)	*
*not meaningful

Interest income for the nine months ended July 2, 2022 compared to the nine months ended July 3, 2021 increased due to higher yields in our cash and cash equivalents. Interest expense for the nine months ended July 2, 2022 compared to the nine months ended July 3, 2021 decreased primarily due to a lower principal loan balance. The decrease in other income, net for the nine months ended July 2, 2022 compared to the nine months ended July 3, 2021 was due to foreign currency exchange losses.

Provision for (Benefit from) Income Taxes

Comparison of the three months ended July 2, 2022, and July 3, 2021

	Three Months Ended		Change
	July 2, 2022	July 3, 2021	$	%
(In thousands, except percentages)
Provision for (benefit from) income taxes	$(2,068)	$858	$(2,926)	*
*not meaningful

The provision for (benefit from) income taxes changed from a provision for income taxes of $0.9 million for the three months ended July 3, 2021, to a benefit from income taxes of $2.1 million for the three months ended July 2, 2022.

For the three months ended July 2, 2022, and July 3, 2021, we recorded a provision for income taxes by applying an estimated annual effective tax rate (“AETR”) to year-to-date earnings in accordance with ASC 740 adjusted for the discrete income tax impact from U.S. share-based compensation. The benefit from income taxes for the three months ended July 2, 2022 includes a benefit from a non-U.S. valuation release in the current quarter.

Comparison of the nine months ended July 2, 2022, and July 3, 2021

	Nine Months Ended		Change
	July 2, 2022	July 3, 2021	$	%
(In thousands, except percentages)
Provision for income taxes	$4,805	$3,436	$1,369	39.8%

The provision for income taxes increased from $3.4 million for the nine months ended July 3, 2021 to $4.8 million for the nine months ended July 2, 2022.

For the nine months ended July 2, 2022 and July 3, 2021, we recorded a provision for income taxes by applying an estimated AETR to year-to-date earnings in accordance with ASC 740 offset by a discrete income tax benefit for U.S. share-based compensation resulting in an overall income tax provision of $4.8 million and $3.4 million, respectively. The increase in the provision for income taxes from the nine months ended July 3, 2021 to the nine months ended July 2, 2022 is primarily due to a reduction in the excess benefit recognized on U.S. share-based compensation.

Liquidity and Capital Resources

Our operations are financed primarily through cash flows from operating activities and net proceeds from the sale of our equity securities. As of July 2, 2022, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $439.7 million, including $74.3 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of July 2, 2022, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

We believe our existing cash and cash equivalent balances, cash flows from operations and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. In October 2021, we entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA (the “Revolving Credit Agreement”), which allows us to borrow up to $100.0 million, with a maturity date of October 2026. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, our potential merger and acquisition activity, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing it would result in increased debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Debt Obligations

On October 13, 2021, we entered into the Revolving Credit Agreement, which replaced our prior $80.0 million credit facility with JPMorgan Chase Bank, N.A., which matured in October 2021, in its entirety.

The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Eurocurrency Loans (at the London interbank offered rate ("LIBOR") plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over LIBOR multiplied by the aggregate face amount of outstanding letters of credit. As of July 2, 2022, we did not have any outstanding borrowings and had $2.9 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of July 2, 2022, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	July 2, 2022	July 3, 2021
(In thousands)
Net cash provided by (used in):
Operating activities	$75,657	$246,741
Investing activities	(151,362)	(34,792)
Financing activities	(114,177)	49,930
Effect of exchange rate changes	(10,493)	1,735
Net increase in cash, cash equivalents and restricted cash	$(200,375)	$263,614

Cash flows from operating activities

Net cash provided by operating activities of $75.7 million for the nine months ended July 2, 2022, consisted of net income of $131.5 million, non-cash adjustments of $97.0 million, and a net decrease in cash related to changes in operating assets and liabilities of $152.8 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $57.5 million, depreciation and amortization of $27.7 million, and other non-cash adjustments. The net decrease in cash related to operating assets and liabilities was primarily due to an increase in inventory of $158.1 million related to the recovery of supply for some of our products, as well as softening demand, a decrease in accrued compensation of $49.8 million primarily due to the payment of bonuses in the first quarter of fiscal 2022, an increase in accounts receivable of $28.5 million due to an increase in sales, a decrease in deferred revenue of $11.0 million, an increase in other assets of $1.6 million and a decrease in other liabilities of $1.3 million. This net decrease in operating assets and liabilities was partially offset by an increase of $97.4 million in accounts payable and accrued expenses related largely to the increase in inventory.

Cash flows from investing activities

Cash used in investing activities for the nine months ended July 2, 2022, of $151.4 million consisted primarily of payments for acquisitions, net of acquired cash of $126.4 million, as well as purchases of property and equipment and intangible assets of $24.9 million, which were primarily related to manufacturing-related tooling and test equipment to support the launch of new products, as well as purchased intangible assets.

Cash flows from financing activities

Cash used in financing activities for the nine months ended July 2, 2022, of $114.2 million consisted primarily of payments for repurchases of common stock of $117.1 million, payments for repurchases of common stock related to shares withheld for tax in connection with vesting of RSUs of $33.4 million, as well as payments for debt issuance costs of $0.9 million, offset by proceeds from the exercise of stock options of $37.3 million.

Commitments and Contingencies

At July 2, 2022, we had certain non-cancelable purchase commitments for inventory, of which $78.1 million are expected to be purchased by the end of fiscal 2022.

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

For the three months ended July 2, 2022, and July 3, 2021, we recognized a loss from foreign currency of $9.9 million and a gain from foreign currency of $2.0 million, respectively. For the nine months ended July 2, 2022, and July 3, 2021, we recognized a loss from foreign currency of $13.5 million and a gain from foreign currency of $4.6 million, respectively. We began to see a particular strengthening of the U.S. dollar relative to the euro in the latter part of the second quarter of fiscal 2022, and continuing in the third quarter of fiscal 2022. If this trend continues, it will negatively affect the U.S. dollar value of revenue and gross margins we earn on our foreign currency-denominated sales. Based on transactions denominated in currencies other than U.S. dollar as of July 2, 2022, a hypothetical adverse change of 10% would have resulted in an adverse impact on income (loss) before provision for (benefit from) income taxes of approximately $4.5 million and $20.3 million for the three and nine months ended July 2, 2022, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of July 2, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control

During the third quarter of fiscal 2022, we transitioned to our new ERP system as our system of record for financial reporting, which included changes to certain financial processes impacting key controls related to our internal controls over financial reporting. We believe we have maintained appropriate internal control over financial reporting during the implementation and believe this new system will strengthen our internal control environment. However, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting. There were no other changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended July 2, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic and related mitigation measures have adversely affected our business and operating results and may continue to impact us in the future. Consistent with its effect across many industries, COVID-19 has adversely impacted our supply chain, including creating shipping and logistics challenges and significant limits on component supplies and inflationary pressures. These effects on our supply chain have resulted in delayed product availability, and have adversely impacted, and may continue to adversely impact, our ability to meet our product demand, result in additional costs, result in customer dissatisfaction in the event of continued inventory shortages, or may otherwise adversely impact our business and results of operations. The pandemic has also delayed our efforts to fully diversify our supply chain into Malaysia. We expect these impacts, including increased component costs, increased shipping and logistics costs and delayed product availability, to continue for as long as the global supply chain is experiencing these challenges.

COVID-19 has also negatively impacted the global economy to date and may cause further global economic disruption. While the duration and severity of the economic impacts of COVID-19 are unknown, it is possible that such economic impacts may be prolonged and have continued effects even after the widespread administration of vaccines and easing of mitigation measures in certain markets. In particular, any recession, depression, inflationary pressures, or other sustained adverse market event resulting from, among other causes, COVID-19 may result in high levels of unemployment and associated loss of personal income, decreased consumer confidence, and lower discretionary spending, which could materially and adversely affect our business, results of operations, financial position, and cash flows.

The extent of the impact of the COVID-19 pandemic on our business and operating results is uncertain and difficult to predict and will depend on factors outside of our control, including the timing, impact or effectiveness of the roll-out of vaccines and treatments globally, the timing of easing of preventative or mitigation measures or mandates, or the impact of variants that emerge, including new lockdowns globally. Moreover, we have experienced increased demand for our products during the COVID-19 pandemic and we cannot predict how or whether the easing of COVID-19 preventative or mitigation measures or mandates will impact demand for our products or shift consumer spending habits in general.

The home audio and consumer electronics industries are highly competitive.

The markets in which we operate are extremely competitive and rapidly evolving, and we expect that competition will intensify in the future. Our competition includes established, well-known sellers of speakers and sound systems such as Bang & Olufsen, Bose, Samsung (and its subsidiaries Harman International and JBL), Sony, and Masimo (and its subsidiary Sound United that owns, among others, the Denon, Polk Audio and Bowers and Wilkens brands), and developers of voice-enabled speakers and systems such as Amazon, Apple, and Google. We could also face competition from new market entrants, some of whom might be current partners of ours.

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

Due to the quickly evolving and highly competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products, and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. For example, in June 2020, we introduced Arc, our premium smart soundbar, Five and the next generation of our Sub, in November 2020, we introduced Radio HD, our ad-free high-definition streaming tier of our radio service, in April 2021, we introduced Roam, our portable smart speaker and in June 2022, we introduced Ray, our compact soundbar. The successful introduction of these products and any new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. We face significant challenges in managing the risks associated with new product introductions and production ramp-up issues, including accurately forecasting initial consumer demand, effectively managing any third-party strategic alliances or collaborative partnerships related to new product development or commercialization, as well as the risk that new products may have quality or other defects in the early stages of introduction or may not achieve the market acceptance necessary to generate sufficient revenue. New and upgraded products can also affect the sales and profitability of existing products. Accordingly, if we cannot properly manage the introduction of new products, our operating results and financial condition may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.

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

In order to maintain or increase our profitability, we need to continue to increase our revenue and we cannot assure you that we will be able to do so, particularly during times of global economic, social and political uncertainty. For example, the COVID-19 pandemic and related disruptions, as well as global inflationary pressures, have adversely affected the global supply chain and resulted in delayed product availability, which had certain adverse impacts on our revenue in fiscal 2021 and the first, second and third quarters of fiscal 2022. In addition, demand for our products was impacted in the third quarter of fiscal 2022, and in the future may be impacted, by an economic recession or depression, continued inflationary pressures, or, in certain markets, foreign currency exchange rate fluctuations, including as a result of the Russian invasion of Ukraine. Our ability to achieve revenue growth will depend in part on our ability to execute on our product roadmap and our strategy and to determine the market opportunity for new products. New product introductions may adversely impact our gross margin in the near to intermediate term due to the frequency of these product introductions and their anticipated increased share of our overall product volume. The expansion of our business and product offerings also places a continuous and significant strain on our management, operational and financial resources. In the event that we are unable to grow our revenue, or in the event that revenue grows more slowly than we expect, our operating results could be adversely affected, and our stock price could be harmed.

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

We must forecast production and inventory needs in advance with our suppliers and manufacturers; our ability to do so accurately could be affected by many factors, including changes in customer demand, new product introductions, sales promotions, channel inventory levels, uncertainties related to the COVID-19 pandemic, Russia's invasion of Ukraine, and general economic conditions, including inflation. If demand does not meet our forecast, excess product inventory could force us to write-down or write-off inventory or to sell the excess inventory at discounted prices, which could cause our gross margin to suffer and impair the strength of our brand. In addition, excess inventory may result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. If demand exceeds our forecast, as it did in parts of fiscal 2020 and through the second quarter of fiscal 2022, and we do not have sufficient inventory to meet this demand, we may experience decreased revenue or customer dissatisfaction as a result of any continued inventory shortages or we may have to rapidly increase production which may result in reduced manufacturing quality and customer satisfaction as well as higher supply and manufacturing costs that would lower our gross margin. Any of these scenarios could adversely impact our operating results and financial condition.

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

We have increasingly focused our product roadmap and investments on voice-enabled speakers. We introduced our first voice-enabled speaker, Sonos One, in October 2017, our first voice-enabled home theater speaker, Sonos Beam, in July 2018, our first Bluetooth-enabled portable speaker with voice control, Sonos Move, in September 2019, and our voice-enabled premium home theater speaker, Sonos Arc, in June 2020. In April 2021, we introduced Sonos Roam, our portable smart speaker. In May 2022, we introduced Voice Control, our proprietary voice assistant, on all of our voice-enabled speakers, If the voice-enabled speaker markets do not continue to grow or grow in unpredictable ways, our revenue may fall short of expectations and our operating results may be harmed, particularly since we incur substantial costs to introduce new products in advance of anticipated sales. Additionally, even if the market for voice-enabled speakers does continue to grow, we may not be successful in developing and selling speakers that appeal to consumers or gain sufficient market acceptance. To succeed in this market, we will need to design, produce, and sell innovative and compelling products and partner with other businesses that enable us to capitalize on new technologies, some of which have developed or may develop and sell voice-enabled speaker products of their own as further described herein.

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

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright, and trade secret protection laws, to protect our proprietary rights. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights or challenge our proprietary rights, pending and future patent and trademark applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition, and results of operations. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, on January 7, 2020, we filed a complaint with the U.S. International Trade Commission against Alphabet and Google and a lawsuit in the U.S. District Court for the Central District of California against Google, alleging patent infringement of certain Sonos patents related to our smart speakers and related technology. In addition, on September 29, 2020, we filed a lawsuit against Google in the U.S. District Court for Western District of Texas, subsequently transferred to the Northern District of California, alleging infringement of four Sonos wireless audio patents. The cost of defending our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims or actions against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.

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

•
fluctuations in currency exchange rates, and costs of imposing currency exchange controls;
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

To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally, we will need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. In particular, we replaced our legacy ERP system in order to accommodate our expanding operations. We cannot be certain that we will institute, in a timely or efficient manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Problems associated with, or disruptions resulting from, any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation, result in errors in our financial and other reporting, and affect our ability to maintain an effective internal control environment and meet our external reporting obligations, any of which could harm our business and operating results and affect our stock price.

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

Under the previous administration, the U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, including those under the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"), which Section 301 tariffs have increased our cost of revenue and adversely impacted our results of operations. We were able to obtain an exemption from the Section 301 tariffs for certain of our products for a period of time during fiscal 2020 and, for our core speaker products, through the first quarter of fiscal 2021. In March 2022, we obtained an exclusion exemption for our core speaker products for the period from October 12, 2021 to December 31, 2022. To date, we have been able to obtain certain refunds on tariffs paid during the fiscal 2020 and fiscal 2021 exemption periods and continue to see outstanding refund requests and corresponding refunds processed for such periods.

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

The stock price of our common stock has been and may continue to be volatile. Since shares of our common stock were sold in our IPO in August 2018 at a price of $15.00 per share, the closing price of our common stock has ranged from $6.97 to $43.89 through July 2, 2022. The stock price of our common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding Risk Factors, many of which are beyond our control, including:

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

We have and may in the future acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's repurchase of common stock during the quarter ended July 2, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr 3 - Apr 30	387,889	$25.01	387,889	$65,808
May 1 - May 28	1,014,482	$21.01	1,014,482	$44,469
May 29 - Jul 2	603,735	$19.13	603,735	$32,907
Total	2,006,106		2,006,106

(1)
In November 2021, the Board authorized a common stock repurchase program of up to $150.0 million. See Note 8. Stockholders’ Equity of the Company's condensed consolidated financial statements for further information. During the nine months ended July 2, 2022, the Company repurchased 4,650,276 shares for an aggregate purchase price of $117.1 million at an average price of $25.16 per share under the repurchase program. Over the past two fiscal years, fiscal 2020 and fiscal 2021, the Company has completed $100.0 million in share repurchases, for 5,181,789 shares, at an average price of $19.30 per share. The Company withholds shares of common stock from certain employees in connection with the vesting of RSUs issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under the Company's stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting.

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
101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income (loss), (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags

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

Sonos, Inc.

Date: August 10, 2022	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 10, 2022	By:	/s/ Brittany Bagley
Brittany Bagley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)