Form 10-K
period 2022-10-01
Sonos Inc
filed 2022-11-23
CIK 1314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2022

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

The aggregate market value of the shares of SONO common stock held by non-affiliates of the registrant as of April 1, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $2,517.8 million based on the closing price of $27.68 as reported by The Nasdaq Global Select Market System.

As of November 7, 2022, the registrant had 126,685,545 shares of common stock outstanding, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the "2023 Proxy Statement") relating to its 2023 Annual Meeting of Stockholders. The 2023 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•
competitors and competition in our markets;
•
our ability to maintain and promote our brand and expand brand awareness;
•
our ability to successfully develop and introduce new products;
•
our ability to manage our international operations;
•
the effects of tariffs, trade barriers and retaliatory trade measures;
•
our ability to expand our customer base and expand sales to existing customers;
•
our expectations regarding development of our direct-to-consumer sales channels;
•
expansion of our partner network;
•
the macroeconomic environment and our ability to navigate it;
•
the impact of the COVID-19 pandemic on our business and our response to it;
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

We pioneered multi-room, wireless audio products, debuting the world’s first multi-room wireless sound system in 2005. Today, our products include wireless, portable, and home theater speakers, components, and accessories to address consumers’ evolving audio needs. We are known for delivering unparalleled sound, thoughtful design aesthetic, simplicity of use, and an open platform. Our platform has attracted a broad range of more than 130 streaming content providers, such as Apple Music, Spotify, Deezer, and Pandora. These partners find value in our independent platform and access to our millions of desirable and engaged customers. We frequently introduce new services and features across our platform, providing our customers with enhanced functionality, improved sound, and an enriched user experience. We are committed to continuous technological innovation as reflected in our growing global patent portfolio. We believe our patents comprise the foundational intellectual property for wireless multi-room and other audio technologies.

Our innovative products, seamless customer experience, and expanding global footprint have driven 17 consecutive years of sustained revenue growth since our first product launch. Our growth is driven by both new customers buying our products as well as existing customers continuing to add products to their Sonos systems. In fiscal 2022, existing customers accounted for approximately 44% of new product registrations. As of October 1, 2022, we had a total of nearly 41.8 million products registered in approximately 14.0 million households globally, including the addition of approximately 1.4 million new households during fiscal 2022. Our customers have typically purchased additional Sonos products over time. As of October 1, 2022, 60% of our 14.0 million households had registered more than one Sonos product. As of October 1, 2022, our households own 3.0 products on average. We also estimate that our customers listened to 12.8 billion hours, excluding Bluetooth listening, of audio content using our products in fiscal 2022, which represents 5.5% growth from fiscal 2021.

Our Products

We generate revenue from sales of our Sonos speaker products, including wireless speakers and home theater speakers, from our Sonos system products, which largely comprises our component products, and from partner products and other revenue, including partnerships with IKEA and Sonance, Sonos and third-party accessories, licensing, advertising, and subscription revenue. Our portfolio of products encourages customers to uniquely tailor their Sonos sound systems to best meet their sound and design preferences.

•
Sonos speakers. Sonos speakers comprises our wireless speakers and home theater products, including:

Product	Launch Date	Description
Sub Mini	October 2022	Our wireless subwoofer which delivers powerful, balanced bass, rich, clear low end frequencies, in a compact cylindrical design.
Ray	June 2022	Our smallest, smart soundbar for TV, music, and more.
Beam (Gen 2)	October 2021	Our smart, compact soundbar for TV, music, and more, with support for Dolby Atmos. Originally introduced as Beam (Gen 1) in June 2018.
Roam Colors Roam SL Roam	May 2022 March 2022 April 2021	Our ultra-portable smart speaker with Bluetooth and WiFi for listening on the go and at home. Originally introduced as Roam in April 2021
Arc	June 2020

Our premium smart soundbar for TV, movies, music, gaming, and more, with support for Dolby Atmos. Replaced Playbar, our first smart soundbar released in April 2013 and Playbase, our powerful sound base for TVs released in 2017.

Five	June 2020	Our high fidelity speaker for superior sound. Originally launched as Play:5 (Gen 1) in November 2009 and completely redesigned in November 2015 as Play:5 (Gen 2).
Sub (Gen 3)	June 2020	Our wireless subwoofer for deep bass. Originally introduced as Sub (Gen 1) in June 2012.
Move	September 2019	Our durable, battery-powered smart speaker for outdoor and indoor listening.
One SL	September 2019	Our powerful microphone-free speaker for music and more. Replaced Play:1 which was introduced in October 2013.
One	October 2017	Our powerful smart speaker with voice control built in.

•
Sonos System Products. Sonos system products comprises our component and other products which allow customers to convert third-party wired systems, stereo systems and home theater set-ups into our easy-to-use, wirelessly controlled streaming music system, including:

Product	Launch Date	Description
Port	September 2019	Our versatile streaming component for stereos or receivers. Replaced Connect which launched in January 2007.
Amp	February 2019	Our versatile amplifier powering all our customers’ entertainment. Replaced Connect: Amp which launched in September 2012.

•
Partner Products and Other Revenue. Partner products and other revenue categories comprise products sold in connection with our partnerships, accessories, professional services, licensing, and advertising revenue. Products in this category comprise accessories that allow our customers to integrate our products seamlessly into their homes as well as products manufactured by and/or sold by our partners, including:

Product	Launch Date	Description
Audi Partnership	April 2021	Our first-ever automotive audio partnership delivering Sonos-tuned premium sound experience for the Q4 e-tron and further models including the A1, Q2, and Q3.
Sonos Radio HD	November 2020	Our ad-free, high-definition streaming tier of our streaming radio service, Sonos Radio.
Sonos Radio	April 2020	Our free, ad-supported streaming radio experience bringing together more than 60,000 stations from multiple streaming partners alongside original programming from Sonos.
Sonos Architectural by Sonance	February 2019	Our collection of installed passive speakers for indoor and outdoor use designed and optimized for Amp in partnership with Sonance, including in-ceiling, in-wall, and outdoor speakers.
IKEA module units	Various	Hardware and embedded software integrated into final products manufactured and sold by IKEA. Current IKEA products include SYMFONISK picture frame, bookshelf speaker, and speaker lamp.
Accessories	Various	Our custom-designed stands, mounts, shelves, cables, chargers, and more.

Our Software

Our proprietary software is the foundation of the Sonos sound system and further differentiates our products and services from those of our competitors.

In June 2020, we introduced Sonos S2, a powerful new app and operating system to enable a new generation of Sonos products and experiences, which includes new features, usability updates, and more personalization while also enabling higher resolution audio technologies for music and home theater. In June 2022, we introduced Sonos Voice Control, the first voice experience purpose-built for listening to and controlling your music on Sonos speakers. Designed with privacy at its core, Sonos Voice Control is the simplest way to control your music, offering complete command of your Sonos system using only your voice. Sonos Voice Control works on every voice-capable Sonos speaker, processing requests entirely on the Sonos device.

Our software provides the following key benefits:

•
Multi-room experience. Our system enables our speakers to work individually or together in synchronized playback groups, powered by wireless network and Bluetooth capabilities to route and play audio optimally.
•
Open platform for content partners. Our platform enables customers to easily search and browse for content from a list of more than 130 content partners from around the world including stations, artists, albums, podcasts, audio books, and more. Content partners can connect to Sonos via our platform and find a new and growing audience for their catalogs.
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
•
Smart audio tuning. Our Trueplay technology uses the microphones on an iOS device to analyze room attributes, speaker placement and other acoustic factors to improve sound quality. We also developed Automatic TruePlay to deliver the same audio tuning experience, directly using the microphones integrated to our speakers and make this available to iOS and Android users.
•
Continuous Improvement. Our software platform and cloud service enables feature enhancements and delivery of new experiences on an ongoing basis. As a result, the Sonos experience improves for customers over time.

Our Partner Ecosystem

We have built a platform that attracts partners to enable our customers to play content from their preferred services. Our platform has attracted a broad range of more than 130 streaming content providers and span across content, control, and third-party applications:

•
Content. We partner with a broad range of content providers, such as streaming music services, internet radio stations, and podcast services, allowing our customers to enjoy their audio content from whichever source they desire.
•
Control. We provide our customers with multiple options to control their home audio experiences, including voice control and direct control from within selected streaming music service apps. Our platform is the first to offer consumers the ability to buy a single smart speaker with more than one voice assistant choice. Our voice-enabled speaker products have Amazon Alexa and Google Assistant functionality, and in June 2022, we introduced Sonos Voice Control.
•
Third-party partnerships. We partner with third-party developers to build new applications and services on top of the Sonos platform, increasing customer engagement and creating new experiences for our customers, such as architectural in-ceiling, in-wall and outdoor speakers in partnership with Sonance, picture frame, bookshelf and table lamp speakers in partnership with IKEA, and automotive sound in partnership with Audi.

Research and Development

Our research and development team develops new hardware products, software and services, while continually improving and enhancing our existing software and hardware products to address customer demands and emerging trends. Our teams have worked on features and enhancements to the Sonos system including developments to the Sonos app, product setup, Trueplay tuning, the ability to use Alexa or Google voice services, and Sonos Voice Control. Our audio team has developed a series of acoustic technologies which enabled us to create speakers that produce high-fidelity sound. In April 2022, we added a talented group of employees to our research and development team through our acquisition of Mayht, a Netherlands-based company, which invented a new approach to audio transducers. We expect that the addition of this team and its strategic technology will help transform and enhance our product portfolio.

Our wireless and radio team established world-class wireless performance that enabled multi-room experience, wireless surround sound, and many other applications. Our industrial design and mechanical engineering teams developed a cohesive, unique family of products across multiple categories and use-cases such as home theater, all-in-one, and portable. These products demonstrate a range of proprietary manufacturing and design details, logo application techniques, and assembly architecture. The products and software we develop require significant technical knowledge and expertise to develop at a competitive pace. We believe our research and development capabilities and our intellectual property differentiates us from our competitors. We intend to continue to significantly invest in research and development to bring new products and software to market and expand our platform and capabilities.

Sales and Marketing

We sell our products primarily through over 10,000 third-party physical retail stores and our products are distributed in more than 60 countries. The majority of our sales are transacted through traditional physical retailers, including on their websites. We also sell through online retailers, to custom installers who bundle our products with services that they sell to their customers, and directly through our website sonos.com.

We invest in customer experience and customer relationship management to drive loyalty, word-of-mouth marketing and sustainable, profitable growth. Our marketing investments are focused on driving profitable growth through advertising, public relations and brand promotion activities, including digital platforms, sponsorships, collaborations, brand activations, and channel marketing. We continue to invest significant resources in our marketing and brand development efforts, including investing in capital expenditures on product displays to support our channel marketing through our retail partners.

Manufacturing, Logistics and Fulfillment

We outsource the manufacturing of our speakers and components to contract manufacturers, who produce our products based on our design specifications. Our products are manufactured by contract manufacturers in China and Malaysia, and in fiscal 2022, we began further diversifying our supply chain into Vietnam. In accordance with our agreements with our contract manufacturers, they will enter into purchase orders with their upstream suppliers for component inventory necessary to manufacture our products, based on our demand forecasts.

The vast majority of our products are shipped to our third-party warehouses which are then shipped to our distributors, retailers, and directly to our customers. Our third-party warehouses are located in the United States in California and Pennsylvania, as well as internationally in Australia, Canada, the Netherlands, China, Japan, and the United Kingdom.

We use a small number of logistics providers for substantially all of our product delivery to both distributors and retailers. This approach generally allows us to reduce order fulfillment time, reduce shipping costs, and improve inventory flexibility.

Our Competitive Strengths

The proliferation of streaming services, the rapid expansion of digital audio content types, and the rise in voice assistants are significantly changing audio consumption habits and increasing demand for easy, premium, integrated audio experiences. As a leading sound system for consumers, content partners and developers, Sonos is capitalizing on the large market opportunity created by these dynamics. We believe the following combination of capabilities and features of our business model distinguish us from our competitors and position us well to capitalize on our opportunities:

•
Leading sound system. We have developed and refined our sound system over the last 19 years. Our effort has resulted in significant consumer awareness and market share among home audio professionals. For example, a 2022 product study by CE Pro ranked Sonos as the leading brand in the wireless speakers, soundbar, and subwoofer categories. Our 93% share in the wireless speaker category among these industry professionals significantly outpaces our competitors.
•
Proprietary Sonos app and software platform. We offer our customers a mobile app that controls the Sonos sound system and the entire listening experience. Customers can stream different audio content to speakers in different rooms or the same audio content synchronized throughout the entire home. Additionally, the Sonos app enables universal search, the ability to search for audio content across streaming services and owned content so that customers can easily find, play, or curate music.

•
Platform enables freedom of choice for consumers. Our broad and growing network of partners provides access to voice control, streaming music, internet radio, podcasts, and audiobook content, enabling consumers with freedom of choice in content and services. Our platform attracts a broad set of content providers, including leading streaming music services and third-party developers.
•
Differentiated consumer experience creates engaged households who often repeat purchases. We deliver a differentiated customer experience to millions of households every day, cultivating a long-term passionate and engaged customer base. This engagement with our products, and our ability to continuously improve and enhance the functionality of our existing products through software updates, can help drive momentum in our flywheel as customers add products to their Sonos sound systems. We generate significant revenue and profits from existing customers purchasing additional products to expand their Sonos sound systems. In fiscal 2022, existing households represented approximately 44% of new product registrations. We have proven our ability to profitably develop new experiences that drive existing customers to add additional products to their home, while continuing to add new homes. We believe that we have yet to fully realize the lifetime value of our customer base and this aspect of our financial model will continue to contribute to our ability to achieve sustainable, profitable growth over the long term.
•
Commitment to innovation drives continuous improvement. We have made significant investments in research and development since our inception and believe that we own the foundational intellectual property of wireless multi-room and other audio technologies. Our patent portfolio continues to grow each year. We were included in the Intellectual Property Owners Association "Top 300 Patent Owners" report for calendar year 2021. As of calendar year 2021, we held approximately 1,150 issued patents in the United States versus approximately 15 in 2011.

Our Growth Strategies

Key elements of our growth strategy include:

•
Continued introduction of innovative products and services and expansion into new categories. To address our market opportunity, we have developed a long-term roadmap to deliver innovative products, services and software enhancements, and expand into new categories. We intend to continue to introduce products and services across multiple categories designed for enjoyment in all the places and spaces that our customers listen to audio content, including outside of the home, as well as business and enterprise customers. Executing on our roadmap will position us to acquire new customers, increase sales to existing customers, and improve the customer experience.
•
Expansion of direct-to-consumer efforts and building relationships with existing channel partners and prospective customers. We are focused on reaching and converting prospective customers through third-party retail stores, e-commerce retailers, our website sonos.com, and custom installers of home audio systems. We expect that our direct-to-consumer channel will continue to contribute to our growth. We intend to continue to build direct relationships with current and prospective customers through sonos.com and the Sonos app to drive direct sales. In fiscal 2022, we generated 22.5% of total revenue through our direct-to-consumer channel, primarily sonos.com. While we seek to increase sales through our direct-to-consumer sales channel, we expect that our third-party retailers will continue to be an important part of our ecosystem. We will continue to seek retail partners that can deliver differentiated in-store experiences to support customer demand for product demonstrations. Additionally, we intend to expand and strengthen our partnerships with custom installers who are valuable to our customer base and contribute to our new household growth. For example, a 2022 product survey by CE Pro ranked Sonos as the leading brand in the wireless speakers, soundbar, and subwoofer categories. Our 93% share in the wireless speakers category among these industry professionals significantly outpaces our competitors. In fiscal 2022, we generated 21.2% of total revenue through our installer solutions channel.
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
•
Expansion into new geographic markets. Geographic expansion represents a growth opportunity in currently underserved countries. We intend to expand into new countries over time by employing country-specific marketing campaigns and distribution channels.

Factors Affecting Performance

New Product Introductions. Since 2005, we have released products in multiple audio categories. We intend to introduce new products that appeal to a broad set of consumers, as well as bring our differentiated listening platform and experience to all the places and spaces where our customers listen to the breadth of audio content available, including inside and outside their homes.

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

Ability to Sell Additional Products to Existing Customers. Our existing customers typically increase the number of Sonos products in their homes. In fiscal 2022, existing households represented approximately 44% of new product registrations. As we execute on our product roadmap to address evolving consumer preferences, we believe we can expand the number of products in our customers’ homes. Our ability to sell additional products to existing customers is a key part of our business model, as follow-on purchases indicate high customer engagement and satisfaction, decrease the likelihood of competitive substitution, and result in higher customer lifetime value. We will continue to innovate and invest in product development in order to enhance customer experience and drive sales of additional products to existing customers.

Expansion of Partner Ecosystem. Expanding and maintaining strong relationships with our partners will remain important to our success. Our ability to develop, manufacture, and sell voice-enabled speakers that deliver differentiated consumer experiences will be a critical driver of our future performance, particularly as we compete in a larger market with an expanding number of competitors. We currently compete with, and will continue to compete with, companies that have greater resources than we do, many of which have brought voice-enabled speakers to market. To date, our agreements with these partners have all been on a royalty-free basis. We believe our partner ecosystem improves customer experience, attracting more customers to Sonos, which in turn attracts more partners to the platform, further enhancing customer experience. We believe partners choose to be part of the Sonos platform because it provides access to a large, engaged customer base on a global scale. We look to partner with a wide variety of streaming music services, voice assistants, connected home integrators, content creators, and podcast providers. We have also partnered with certain companies in the development of our own voice-enabled products, while also bringing to market our own voice assistant focused specifically on the audio experience. Our competitiveness in the voice-enabled speaker market will depend on successful investment in research and development, market acceptance of our products and our ability to maintain and benefit from our technology partnerships.

As competition increases, we believe our ability to give users the freedom to choose across a broad set of streaming services and voice control partners will be an important key differentiating factor.

Channel Strategy. We believe growing our own e-commerce channel will continue to be important to supporting our overall growth and profitability as consumers continue the shift from physical to online sales channels. We are investing in our e-commerce capabilities and in-app experience to drive direct sales. In fiscal 2022, sales through our direct-to-consumer channel, primarily through sonos.com, represented 22.5% of our revenue in fiscal 2022, and 24.2% in fiscal 2021. Sales through our direct-to-consumer channel decreased 5.1% in fiscal 2022 and increased 46.5% in fiscal 2021.

While we seek to increase sales through our direct-to-consumer sales channel, we expect that our partnerships with third-party retailers and custom installers will continue to be an important part of our ecosystem. We will continue to seek retail partners that can deliver differentiated in-store experiences to support customer demand for product demonstrations. Additionally, we intend to expand and strengthen our partnerships with custom installers who are valuable to our customer base and contribute to our new household growth. In fiscal 2022, we generated 21.2% of total revenue through our installer solutions channel. Our physical retail distribution relies on third-party retailers and our ability to maintain our diversified manufacturing footprint and base of component suppliers in support of production efficiency and flexibility across our global supply chain.

International Expansion. Our products are sold in more than 60 countries, and in fiscal 2022, 45.0% of our revenue was generated outside the United States. Our international growth will depend on our ability to generate sales from the global population of consumers, develop international distribution channels, and diversify our partner ecosystem to appeal to a more global audience. We are committed to strengthening our brand in global markets and our future success will depend in part on our growth in international markets.

Investing in Product and Software Development. Our investments in product and software development consist primarily of expenses in the personnel who support our research and development efforts and capital expenditures for new tooling and production line equipment to manufacture and test our products. We believe that our financial performance will significantly depend on the effectiveness of our investments to design and introduce innovative new products and services and enhance existing products and software. If we fail to innovate and expand our product and software offerings or fail to maintain high standards of quality in our products, our brand, market position and revenue will be adversely affected. Further, if our development efforts are not successful, we will not recover the investments made.

Investing in Sales and Marketing. We continue to invest resources in our marketing and brand development efforts. Our marketing investments are focused on increasing brand awareness through advertising, public relations and brand promotion activities. While we maintain a base level of investment throughout the year, significant increases in spending are highly correlated with the holiday shopping season, new product launches, and software introductions. We also invest in capital expenditures on product displays to support our retail channel partners. Sales and marketing investments are typically incurred in advance of any revenue benefits from these activities.

Competition

We compete against established, audio-focused sellers of speakers and sound systems such as Bose, Samsung (and its subsidiaries Harman International and JBL), Sony, Bang & Olufsen, and Masimo (and its subsidiary Sound United that owns, among others, the Denon, Polk Audio and Bowers and Wilkens brands), and against developers of voice-enabled speakers and other voice-enabled products such as Amazon, Apple, and Google. In some cases, our competitors are also our partners in our product development and resale and distribution channels. Many of our competitors have significant market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition, loyal customer bases and significant financial, marketing, research, development and other resources.

The principal competitive factors in our market include:

•
brand awareness and reputation;
•
breadth of product offering;
•
price;
•
sound quality;
•
multi-room and wireless capabilities;
•
customer support;
•
product quality and design;
•
ease of setup and use; and
•
network of technology and content partners.

We believe we compete favorably with our competitors on the basis of the factors described above.

Intellectual Property

Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. To establish and protect our proprietary rights, we rely upon a combination of patent, copyright, trade secret and trademark laws, and contractual restrictions such as confidentiality agreements, licenses and intellectual property assignment agreements. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. There is no guarantee that we will prevail on any patent infringement claims against third parties. Furthermore, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions.

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

In January 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google alleging infringement of five Sonos patents. In September 2020, the Company filed another lawsuit against Google alleging infringement of an additional four Sonos patents. This lawsuit is currently pending in U.S. District Court for the Northern District of California. In December 2020, the Company filed another lawsuit against Google Germany Gmbh and Google Ireland Ltd. in the regional court of Hamburg, Germany, alleging infringement of a Sonos patent. Starting in 2020, Google has responded by filing patent infringement lawsuits against the Company in the ITC, U.S. District Court for the Northern District of California, Canada, Germany, France, and the Netherlands, and patent infringement lawsuits against the Company’s subsidiary, Sonos Europe B.V., in Germany, France, and the Netherlands. See Note 13. Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

As of October 1, 2022, we had 1,844 full-time employees. Of our full-time employees, 1,312 were in the United States and 532 were in our international locations. Other than our employees in France and the Netherlands, none of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

As an organization, we’ve committed to annual diversity, equity and inclusion goals to increase representation at all levels and foster greater connection and belonging at Sonos. To accomplish these goals, we’re implementing initiatives to help us reach these goals, including:

•
holding management directly accountable in creating a more diverse and inclusive environment by designating 10% of the annual cash incentive plan for management for diversity, equity and inclusion goals;
•
examining our hiring practices to ensure we source the best talent from the widest available pool;

•
intentional listening to our employee resource groups who provide critical insight into the experience of underrepresented groups at Sonos and across our industry;
•
frequent review of our policies and practices to ensure an equitable experience for all;
•
coupling our hiring goals with a focus on retention, employee engagement, and inclusive leadership;
•
implementing mentoring and allyship programs that connect employees to key support systems across Sonos; and
•
deepening our organizational acumen around allyship, unconscious bias, and equity.

Community Involvement. We aim to enhance the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain employees. We offer employees the opportunity to give back both through our Sonos Soundwaves program, which partners with leading non-profits, and our Sonos Cares program, which offers employees paid volunteer time each year.

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

Sonos, the Sonos logo, Sonos One, Sonos One SL, Sonos Five, Sonos Beam, Play:1, Play:5, Playbase, Playbar, Sonos Arc, Amp, Sub, Sonos Move, Port, Boost, Ray, Sonos Ray, Sonos Roam, Sonos Voice Control, Trueplay, Sub Mini, Sonos Sub Mini, Mayht and our other registered or common law trademarks, tradenames or service marks appearing in this Annual Report on Form 10-K are our property. Solely for convenience, our trademarks, tradenames, and service marks referred to in this Annual Report on Form 10-K appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, tradenames and service marks. This Annual Report on Form 10-K contains additional trademarks, tradenames and service marks of other companies that are the property of their respective owners.

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

The COVID-19 pandemic and related mitigation measures have adversely affected our business and operating results and may continue to impact us in the future. During the pandemic, consistent with its effects industry-wide, our supply chain has experienced disruptions, including lockdowns, port congestion, component supply-related challenges, and inflationary pressures, which may continue in the future. Supply chain challenges have increased our component and shipping and logistics costs, caused delayed product availability, and impacted our ability to forecast and meet product demand, procure certain components, and effectively manage our inventory levels, all of which has and could in the future, materially and adversely affected our business, results of operations, financial position, and cash flows. Although some pandemic-related impacts on our business have abated, they may emerge or intensify again given the uncertain course of the pandemic and its effects.

COVID-19 has also negatively impacted the global economy to date, including by contributing to significant global economic uncertainty. The duration and severity of the economic impacts of COVID-19 are unknown and may be prolonged and extend beyond the easing of mitigation measures, the widespread availability of vaccines and treatments or any eventual containment of the spread of COVID-19. In particular, any recession, depression, inflationary pressures, or other sustained adverse market event resulting from, among other causes, COVID-19 may result in high levels of unemployment and associated loss of personal income, decreased consumer confidence, and lower discretionary spending, which could materially and adversely affect our business, results of operations, financial position, and cash flows.

The extent of the impact of the COVID-19 pandemic on our business and operating results is uncertain and difficult to predict and will depend on factors outside of our control, including efforts to contain the spread of COVID-19, any resurgence of infections or any variants that may emerge and the impact of the pandemic on the global economy. Moreover, we have experienced increased demand for our products during much of the COVID-19 pandemic and we cannot predict how or whether the easing of COVID-19 mitigation measures will impact demand for our products or shift consumer spending habits in general. During the second half of fiscal 2022, we saw a softening of consumer demand in part as a result of a shift in consumer spending from purchasing goods to purchasing services and it is uncertain whether such shift will continue.

The home audio and consumer electronics industries are highly competitive.

The markets in which we operate are extremely competitive and rapidly evolving, and we expect that competition will intensify in the future. Our competition includes established, well-known sellers of speakers and sound systems such as Bose, Samsung (and its subsidiaries Harman International and JBL), Sony, Bang & Olufsen and Masimo (and its subsidiary Sound United that owns, among others, the Denon, Polk Audio and Bowers and Wilkens brands), and developers of voice-enabled speakers and systems such as Amazon, Apple and Google. We could also face competition from new market entrants, some of whom might be current partners of ours.

In order to deliver products that appeal to changing and increasingly diverse consumer preferences and to overcome the fact that a relatively high percentage of consumers may already own or use products that they perceive to be similar to those that we offer, we must develop superior technology, anticipate increasingly diverse consumer tastes and rapidly develop attractive products with competitive selling prices. In addition, many of our current and potential partners have business objectives that may drive them to sell their speaker products at a significant discount compared to ours. Amazon and Google, for example, both currently offer their speaker products at significantly lower prices than our speaker products. Many of these partners may subsidize these prices and seek to monetize their customers through the sale of additional services rather than the speakers themselves. Even if we are able to efficiently develop and offer innovative products at competitive selling prices, our operating results and financial condition may be adversely impacted if we are unable to effectively anticipate and counter the ongoing price erosion that frequently affects consumer products or if the average selling prices of our products decrease faster than we are able to reduce our manufacturing costs.

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

Due to the quickly evolving and highly competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. For example, in June 2022 we introduced Ray, our compact soundbar and in September 2022 we introduced Sub Mini, the smaller of our two wireless subwoofer offerings. The successful introduction of these products and any new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. We face significant challenges in managing the risks associated with new product introductions and production ramp-up issues, including accurately forecasting initial consumer demand, effectively managing any third-party strategic alliances or collaborative partnerships related to new product development or commercialization, as well as the risk that new products may have quality or other defects in the early stages of introduction or may not achieve the market acceptance necessary to generate sufficient revenue. New and upgraded products can also affect the sales and profitability of existing products. Accordingly, if we cannot properly manage the introduction of new products, our operating results and financial condition may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.

Although we have achieved profitability, our business is impacted by a number of factors, including those outside of our control like the global economy, and we may not be able to sustain or increase our profitability and expect to incur increased operating costs in the future.

Although we achieved profitability starting in the fiscal year ended October 2, 2021, we may not be able to maintain or grow our profitability. We have experienced net losses in the past and may incur net losses in the future. We had an accumulated deficit of $2.5 million as of October 1, 2022.

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

In order to maintain or grow our profitability, we need to continue to increase our revenue and we cannot assure you that we will be able to do so, particularly during times of global economic, social and political uncertainty. For example, demand for our products was impacted in the second half of fiscal 2022, and in the future may be impacted, by uncertainty in the economic environment including the potential for an extended global recession, continued inflationary pressures, or, in certain markets, foreign currency exchange rate fluctuations, including those resulting from the Russian invasion of Ukraine. Our ability to achieve revenue growth will depend in part on our ability to execute on our product roadmap and our strategy and to determine the market opportunity for new products. New product introductions may adversely impact our gross margin in the near to intermediate term due to the frequency of these product introductions and their anticipated increased share of our overall product volume. The expansion of our business and product offerings also places a continuous and significant strain on our management, operational and financial resources. In the event that we are unable to grow our revenue, or in the event that revenue grows more slowly than we expect, our operating results could be adversely affected, and our stock price could be harmed.

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

We have invested significant resources in our direct-to-consumer sales channel, primarily through our website, and our future growth relies, in part, on our continued ability to attract consumers to this channel, which has and will continue to require significant expenditures in marketing, software development and infrastructure. If we are unable to continue to drive traffic to, and increase sales through, our website, our business and results of operations could be harmed. The continued success of direct-to-consumer sales through our website is subject to risks associated with e-commerce, many of which are outside of our control. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business via our website may have an adverse impact on our results of operations.

If we are unable to accurately anticipate market demand for our products, we may have difficulty managing our production and inventory and our operating results could be harmed.

We must forecast production and inventory needs in advance with our suppliers and manufacturers; our ability to do so accurately could be affected by many factors, including changes in customer demand and spending patterns, new product introductions, sales promotions, channel inventory levels, uncertainties related to the COVID-19 pandemic, Russia's invasion of Ukraine, and general economic conditions, including inflation and the potential for an extended global recession. If demand does not meet our forecast, excess product inventory could force us to write-down or write-off inventory or to sell the excess inventory at discounted prices, which could cause our gross margin to suffer and impair the strength of our brand. In addition, excess inventory may result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. If demand exceeds our forecast, as it did in parts of fiscal 2022, and we do not have sufficient inventory to meet this demand, we may experience decreased revenue or customer dissatisfaction as a result of any continued inventory shortages or we may have to rapidly increase production which may result in reduced manufacturing quality and customer satisfaction as well as higher supply and manufacturing costs that would lower our gross margin. Any of these scenarios could adversely impact our operating results and financial condition.

Our efforts to expand beyond our core product offerings and offer products with wider applications may not succeed and could adversely impact our business.

We may seek to expand beyond our core sound systems and develop products that have wider applications outside of home sound, such as commercial or office. Developing these products would require us to devote substantial additional resources, and our ability to succeed in developing such products to address such markets is unproven. It is likely that we would need to hire additional personnel, partner with new third parties and incur considerable research and development expenses to pursue such an expansion successfully. We may have less familiarity with consumer preferences for these products and less product or category knowledge, and we could encounter difficulties in attracting new customers due to lower levels of consumer familiarity with our brand. As a result, we may not be successful in future efforts to achieve profitability from new markets, services or new types of products, and our ability to generate revenue from our existing products may suffer. If any such expansion does not enhance our ability to maintain or grow our revenue or recover any associated development costs, our operating results could be adversely affected.

We experience seasonal demand for our products, and if our sales in high-demand periods are below our forecasts, our overall financial condition and operating results could be adversely affected.

Given the seasonal nature of our sales, accurate forecasting is critical to our business. Our fiscal year ends on the Saturday closest to September 30, the holiday shopping season occurs in the first quarter of our fiscal year and the typically slower summer months occur in the fourth quarter of our fiscal year. Historically, our revenue has been significantly higher in our first fiscal quarter due to increased consumer spending patterns during the holiday season. Any shortfalls in expected first fiscal quarter revenue, due to macroeconomic conditions like the potential for an extended global recession, product release patterns, a decline in the effectiveness of our promotional activities, supply chain disruptions, inflationary pressures or for any other reason, could cause our annual operating results to suffer significantly. In addition, if we fail to accurately forecast customer demand for the holiday season, we may experience excess inventory levels or a shortage of products available for sale, which could further harm our financial condition and operating results.

The success of our business depends in part on the continued growth of the voice-enabled speaker market and our ability to establish and maintain market share.

We have increasingly focused our product roadmap on voice-enabled speakers. We introduced our first voice-enabled speaker, Sonos One, in October 2017, our first voice-enabled home theater speaker, Sonos Beam, in July 2018, our first Bluetooth-enabled portable speaker with voice control, Sonos Move, in September 2019, and our voice-enabled premium home theater speaker, Sonos Arc, in June 2020. In April 2021, we introduced Roam, our portable smart speaker. In May 2022, we introduced Sonos Voice Control, our proprietary voice assistant, on all of our voice-enabled speakers. If the voice-enabled speaker markets do not continue to grow or grow in unpredictable ways, our revenue may fall short of expectations and our operating results may be harmed, particularly since we incur substantial costs to introduce new products in advance of anticipated sales. Additionally, even if the market for voice-enabled speakers does continue to grow, we may not be successful in developing and selling speakers that appeal to consumers or gain sufficient market acceptance. To succeed in this market, we will need to design, produce and sell innovative and compelling products and partner with other businesses that enable us to capitalize on new technologies, some of which have developed or may develop and sell voice-enabled speaker products of their own as further described herein.

If market demand for streaming music does not grow as anticipated or the availability and quality of streaming services does not continue to increase, our business could be adversely affected.

A large proportion of our customer base uses our products to listen to content via subscription-based streaming music services. Accordingly, we believe our future revenue growth will depend in significant part on the continued expansion of the market for streaming music. The success of the streaming music market depends on the quality, reliability and adoption of streaming technology and on the continued success of streaming music services such as Apple Music, Spotify, Deezer, and Pandora. If the streaming music market in general fails to expand or if the streaming services that we partner with are not successful, demand for our products may suffer and our operating results may be adversely affected.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright and trade secret protection laws, to protect our proprietary rights. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights or challenge our proprietary rights, pending and future patent and trademark applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition and results of operations. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, in January 2020 we filed a complaint with the ITC against Alphabet and Google and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google alleging infringement of five Sonos patents, and in September 2020 we filed another lawsuit against Google alleging infringement of an additional four Sonos patents. The cost of defending our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims or actions against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. For example, Google has responded to our legal proceedings by filing multiple patent infringement lawsuits against us in the U.S. District Court for the Northern District of California, cases against us in the ITC and patent infringement lawsuits against us and our subsidiary Sonos Europe B.V. in various foreign jurisdictions. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.

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

We depend on a limited number of contract manufacturers to manufacture our products, with our key manufacturer, Inventec Appliances Corporation, manufacturing a majority of our products. We have also historically manufactured our products in China. In fiscal 2020, we began our efforts to diversify our supply chain through the addition of new contract manufacturers and geographic diversification, starting with Malaysia and extending such efforts into Vietnam in fiscal 2022. Our reliance on a limited number of contract manufacturers increases the risk that, in the event that any or all of such manufacturers experience an interruption in their operations, fail to perform their obligation in a timely manner or terminate agreements with us, we would not be able to maintain our production capacity without incurring material additional costs and substantial delays or we may be fully prevented from selling our products. Any material disruption in our relationship with our manufacturers would harm our ability to compete effectively and satisfy demand for our products and could adversely impact our revenue, gross margin and operating results.

In addition, there is no guarantee that our efforts to diversify manufacturers will be successful. Identifying and onboarding a new manufacturer takes a significant amount of time and resources. If we do not successfully coordinate the timely manufacturing and distribution of our products by such manufacturers, if such manufacturers are unable to successfully and timely process our orders or if we do not receive timely and accurate information from such manufacturers, we may have an insufficient supply of products to meet customer demand, we may lose sales, we may experience a build-up in inventory, we may incur additional costs, and our financial performance and reporting may be adversely affected. By adding manufacturers in other countries, we may experience increased transportation costs, fuel costs, labor unrest, impact of natural disasters and other adverse effects on our ability, timing and cost of delivering products, which may increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our operating results and financial condition. In addition, any partial or full government-mandated shutdown resulting from COVID-19 may impact or delay our efforts to diversify our supply chain or may cause supply chain disruptions notwithstanding any supply chain diversification efforts.

We depend on a limited number of third-party components suppliers and logistics providers, and many of our components have long lead times, and our business and operating results could be adversely affected by shortages, disruptions and related challenges.

We are dependent on a limited number of suppliers for various key components used in our products, and we may from time to time have sole source suppliers. The cost, quality and availability of these components are essential to the successful production and sale of our products. We are subject to the risk of industry-wide shortages, price fluctuations and long lead times in the supply of these components and other materials, which risk has been and may continue to be heightened by the impact of COVID-19. If the supply of these components is delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. In the event we are unable to obtain components in sufficient quantities on a timely basis and on commercially reasonable terms, our ability to sell our products in order to meet market demand would be affected and could materially and adversely affect our brand, image, business prospects and operating results.

In addition, the longer lead time for many of our components presents challenges in our efforts to manage component inventory, as we procure such components based on our then current forecast of demand for our products. During the pandemic, we have also faced the challenge of managing component inventory during periods of fluctuating availability. In particular, many components with longer lead times have experienced shortages during the pandemic and, as a result, during fiscal 2022 we increased our investments in, and purchase commitments for, certain components where possible to secure inventory in anticipation of shortages and strong demand, and we may need to do so again in the future. In the event that actual demand for our products differs from our forecast, we may end up with an excess inventory of components, as we saw in the fourth quarter of fiscal 2022, negatively impacting our working capital.

We also use a small number of logistics providers for substantially all our product delivery to both distributors and retailers. If one of these providers were to experience financial difficulties or disruptions in its business, or be subject to closures or other disruptions as a result of COVID-19, our own operations could be adversely affected. Because substantially all of our products are distributed from and into a small number of locations and by a small number of companies, we are susceptible to both isolated and system-wide interruptions caused by events out of our control, including COVID-19 lockdowns. Any disruption to the operations of our distribution facilities could delay product delivery, harm our reputation among our customers and adversely affect our operating results and financial condition.

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

We are dependent on our channel partners for a vast majority of our product sales. Best Buy, one of our key channel partners, accounted for 15% of our revenue in fiscal 2022. We compete with other consumer products for placement and promotion of our products in the stores of our channel partners, including in some cases products of our channel partners. Our contracts with our channel partners allow them to exercise significant discretion in the placement and promotion of our products, and such contracts do not contain any long-term volume commitments. If one or several of our channel partners do not effectively market and sell our products, discontinue or reduce the inventory of our products, increase the promotions of or choose to promote competing products over ours, the volume of our products sold to customers could decrease, and our business and results of operations would therefore be significantly harmed. Many of our key channel partners temporarily closed or reduced operations in their retail stores at various times during the pandemic and may continue to do so in the future, which has had, and may continue to have, a material effect on our business and results of operations.

Revenue from our channel partners also depends on a number of factors outside our control and may vary from period to period. One or more of our channel partners may experience serious financial difficulty, particularly in light of the impact of the pandemic on the retail sector, may consolidate with other channel partners or may have limited or ceased operations. Our business and results of operations have been, and may continue to be, significantly harmed by retail store closures by many of our key channel partners. Loss of a key channel partner would require us to identify alternative channel partners or increase our reliance on our direct-to-consumer channel, which may be time-consuming and expensive or we may be unsuccessful in our efforts to do so.

We have and may in the future discontinue support for older versions of our products, resulting in customer dissatisfaction that could negatively affect our business and operating results.

We have historically maintained, and we believe our customers may expect, extensive backward compatibility for our older products and the software that supports them, allowing older products to continue to benefit from new software updates. We expect that as we continue to improve and enhance our software platform, this backward compatibility will no longer be practical or cost-effective, and we may decrease or discontinue service for our older products. For example, certain of our legacy products continue to work but no longer receive software updates (other than bug fixes and patches). To the extent we no longer provide extensive backward capability for our products, we may damage our relationship with our existing customers, as well as our reputation, brand loyalty and ability to attract new customers.

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

We generally provide a one-year warranty on all our products, except in the European Union ("EU") and select other countries where we provide a minimum two-year warranty, depending on the region, on all our products. The occurrence of any material defects in our products could expose us to liability for warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, our failure to comply with past, present and future laws regulating extended warranties and accidental damage coverage could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

Our international operations are subject to increased business and economic risks that could impact our financial results.

We have operations outside the United States, and we expect to continue to expand our international presence, especially in Asia. In fiscal 2022, 45% of our revenue was generated outside the United States. This subjects us to a variety of risks inherent in doing business internationally, including:

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
•
difficulties and associated costs in managing and staffing multiple international locations; and

•
delays from customs brokers or government agencies.

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

We have significant operations in China, where many of the risks listed above are particularly acute. China experiences high turnover of direct labor due to the intensely competitive and fluid market for labor, and if our labor turnover rates are higher than we expect in that region, or we otherwise fail to adequately manage our labor needs, then our business and results of operations could be adversely affected.

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

Further, in the past, internet service providers ("ISPs") have attempted to implement usage-based pricing, bandwidth caps and traffic shaping or throttling. To the extent network operators create tiers of internet access service and charge our customers in direct relation to their consumption of audio content, our ability to attract and retain customers could be impaired, which would harm our business. Net neutrality rules, which were designed to ensure that all online content is treated the same by ISPs and other companies that provide broadband services, were repealed by the Federal Communications Commission ("FCC") effective June 2018. Although the FCC has preempted state jurisdiction over net neutrality, some states have taken executive action directed at reinstating aspects of the FCC’s 2015 order. Further, while many countries, including across the EU, have implemented net neutrality rules, in others, the laws may be nascent or non-existent. The absence or repeal of the net neutrality rules could force us to incur greater operating expenses, cause our streaming partners to seek to shift costs to us or result in a decrease in the streaming-based usage of our platform by our customers, any of which would harm our results of operations. In addition, given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

Under the previous administration, the U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, including those under the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"). These Section 301 tariffs have increased our cost of revenue and adversely impacted our results of operations. We were able to obtain an exemption from the Section 301 tariffs for certain of our products for a period of time during fiscal 2020 and, for our core speaker products, through the first quarter of fiscal 2021. In March 2022, we obtained an additional exclusion exemption for our core speaker products for the period from October 12, 2021 to December 31, 2022. To date, we have been able to obtain certain refunds on tariffs paid during the fiscal 2020 and fiscal 2021 exemption periods and continue to see outstanding refund requests and corresponding refunds processed for such periods.

In the event that future tariffs are imposed on imports of our products, we do not successfully obtain the remaining refunds to which we are currently entitled, we are not successful in any future exemption requests, the amounts of existing tariffs are increased, our efforts to diversify our supply chain outside of China are delayed or otherwise not successful, or China or other countries take retaliatory trade measures in response to existing or future tariffs, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. In response to future new tariffs, we may intensify our efforts to diversify outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating new supply chains, identifying substitute components and establishing new manufacturing locations.

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

As of October 1, 2022, we had gross U.S. federal net operating loss carryforwards of $105.8 million, of which $74.7 million have an indefinite life and $31.1 million that expire beginning in 2035, and gross state net operating loss carryforwards of $65.5 million, which expire beginning in 2027, as well as $41.7 million in foreign net operating loss carryforwards with an indefinite life. As of October 1, 2022, we also had U.S. federal research and development tax credit carryforwards of $70.0 million, and state research and development tax credit carryforwards of $48.1 million, which will expire beginning in 2025 and 2024, respectively. Because of the change of ownership provisions of Sections 382 and 383 of the Code, use of a portion of the Company's domestic net operating losses and tax credit carryforwards may be limited in future periods depending upon future changes in ownership. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities if sufficient taxable income is not generated in future periods.

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
•
failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•
rumors and market speculation involving us or other companies in our industry;
•
sales of shares of our common stock by us or our stockholders particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur; and
•
additional stock issuances that result in significant dilution to shareholders.

In addition, the stock market with respect to companies in the technology industry has experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are a global company with our corporate headquarters located in Santa Barbara, California. We lease office space in Santa Barbara, as well as offices in various locations in the U.S. and around the world. We believe our existing facilities are adequate to meet our current requirements.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Our Common Stock

Shares of our common stock trade on The Nasdaq Global Select Market under the symbol “SONO.”

Holders of Record

As of November 7, 2022, there were 1,638 holders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchase of common stock during the quarter ended October 1, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jul 3 - Jul 30	483,797	$19.68	483,797	$23,374
Jul 31 - Aug 27	1,444,900	$16.24	1,444,900	$—
Aug 28 - Oct 1	—	$—	—	$—
Total	1,928,697		1,928,697

(1)
In November 2021, the Board of Directors authorized a common stock repurchase program of up to $150.0 million; as of October 1, 2022, we had fully utilized the amount available under this common stock repurchase program. Over the past three fiscal years, we have completed $250.0 million in share repurchases, for 11,760,762 shares, at an average price of $21.26 per share. See Note 8. Stockholders' Equity of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information. We also withhold shares of common stock in connection with the vesting of restricted stock unit awards issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our consolidated financial statements as they reduce the number of shares that would have been issued upon vesting.

Stock Performance Graph

Comparison of Cumulative Total Return Since August 2, 2018
Assumes Initial Investment of $100
250
200
150
100
50
Index Value
8/2/2018
9/28/2018
9/27/2019
10/2/2020
10/1/2021
9/30/2022
Period Ending
Sonos, Inc.
Nasdaq composite index
S&P 500

	September 28, 2018	September 27, 2019	October 2, 2020	October 1, 2021	September 30, 2022
Sonos, Inc.	$80.56	$67.86	$77.85	$162.03	$69.81
Nasdaq composite index	$103.34	$103.11	$141.94	$192.31	$135.54
S&P 500	$103.43	$107.29	$118.44	$163.28	$126.82

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

We operate on a 52-week or 53-week fiscal year ending on the Saturday nearest September 30 each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. References to fiscal 2022 are to our 52-week fiscal year ended October 1, 2022, references to fiscal 2021 are to our 52-week fiscal year ended October 2, 2021, references to fiscal 2020 are to our 53-week fiscal year ended October 3, 2020.

Overview

Sonos is one of the world's leading sound experience brands.

We pioneered multi-room, wireless audio products, debuting the world’s first multi-room wireless sound system in 2005. Today, our products include wireless, portable, and home theater speakers, components, and accessories to address consumers’ evolving audio needs. We are known for delivering unparalleled sound, thoughtful design aesthetic, simplicity of use, and an open platform. Our platform has attracted a broad range of more than 130 streaming content providers, such as Apple Music, Spotify, Deezer, and Pandora. These partners find value in our independent platform and access to our millions of desirable and engaged customers. We frequently introduce new services and features across our platform, providing our customers with enhanced functionality, improved sound, and an enriched user experience. We are committed to continuous technological innovation as reflected in our growing global patent portfolio. We believe our patents comprise the foundational intellectual property for wireless multi-room and other audio technologies.

Our innovative products, seamless customer experience and expanding global footprint have driven 17 consecutive years of sustained revenue growth since our first product launch. We generate revenue from the sale of our Sonos speaker products, including wireless speakers and home theater speakers, from our Sonos system products, which largely comprises our component products, and from partner products and other revenue, including partnerships with IKEA and Sonance, Sonos and third-party accessories, licensing, and advertising revenue.

We have developed a robust product and software roadmap that we believe will help us capture the expanding addressable market for our products. We believe executing on our roadmap will position us to acquire new customers, offer a continuously improving experience to our existing customers, and grow follow-on purchases.

Recent developments

The impacts of, and uncertainty related to, the COVID-19 pandemic and its expected duration persist. Developments continue to occur, relating to the emergence of new variants of the virus, outbreaks, and resulting lockdowns globally. COVID-19 has affected our supply chain, consistent with its effect across many industries, including component supply-related challenges, inflationary pressures, port congestion and the continuing impacts of lockdowns in China. We began to see recovery in supply for some of our products, while supply chain constraints resulted in delayed product availability for certain products. As a result of these broader industry-wide supply chain challenges, in fiscal 2022, we experienced increased component costs, and increased shipping and logistics costs, as well as longer lead times.

More recently, macroeconomic trends have led to uncertainty in the economic environment. These include conditions such as the potential for a recession, foreign exchange rate fluctuations - particularly the strengthening of the U.S. dollar relative to the euro and the British pound, high inflation and the related negative impact on the global economy, and the continuing conflict between Russia and Ukraine. Foreign exchange rate fluctuations had an unfavorable impact on revenue for the second half of fiscal 2022, primarily due to the strength of the U.S. dollar relative to the euro and the British pound. These trends, as well as a shift in consumer spending from purchasing goods to purchasing services, led to softening demand in the second half of fiscal 2022. The falloff in demand resulted in an increase in our component supply and inventory as we had previously increased our investments and purchase commitments to secure inventory for long lead-time components during what had been a period of constrained availability and strong demand. We continue to work with our contract manufacturing partners to actively manage the impact of industry-wide supply chain challenges, including fluctuations in component availability and consumer demand. The extent to which our business, or the business of our suppliers or manufacturers, will be impacted in the future is unknown.

For additional information, refer to Part I, Item 1A. Risk factors.

Key Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are total revenue, products sold, adjusted EBITDA and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA is net income (loss). In the fiscal years ended October 1, 2022 and October 2, 2021, we had net income of $67.4 million and $158.6 million, respectively and in the fiscal year ended October 3, 2020, we had a net loss of $20.1 million.

	Fiscal Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
(In thousands, except percentages)
Revenue	$1,752,336	$1,716,744	$1,326,328
Products sold	6,281	6,503	5,806
Adjusted EBITDA(1)	$226,549	$278,585	$108,543
Adjusted EBITDA margin(1)	12.9%	16.2%	8.2%

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

Cost of Revenue

Cost of revenue consists of product costs, including costs of our contract manufacturers for production, components, shipping and handling, tariffs, duty costs, warranty replacement costs, packaging, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, hosting costs, and excess and obsolete inventory write-downs. It also includes licensing costs, such as royalties to third parties, and attributable amortization of acquired developed technology. In addition, we allocate certain costs related to management and facilities, personnel-related expenses, and supply chain logistic costs. Personnel-related expenses consist of salaries, bonuses, benefits, and stock-based compensation expenses.

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

Sales and marketing. Sales and marketing expenses consist primarily of advertising and marketing activity for our products and personnel-related expenses, as well as trade show and event costs, sponsorship costs, consulting and contractor expenses, travel costs, depreciation for product displays, as well as related maintenance and repair expenses, customer experience and technology support tool expenses, revenue related sales fees from our direct-to-consumer business, and overhead costs.

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

It is possible that in the foreseeable future there may be sufficient positive evidence to release a portion or all of the remaining valuation allowance. Release of the remaining valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the United States.

Results of Operations

The consolidated statements of operations data for fiscal years 2022, 2021, and 2020, and the consolidated balance sheet data as of October 1, 2022, and October 2, 2021, are derived from our audited consolidated financial statements appearing in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The consolidated statements of operations data for fiscal years 2019, and 2018, and the consolidated balance sheet data as of October 3, 2020, September 28, 2019, and September 29, 2018, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Fiscal Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020	September 28, 2019	September 29, 2018(4)
(In thousands, except share and per share amounts and percentages)
Revenue	$1,752,336	$1,716,744	$1,326,328	$1,260,823	$1,137,008
Cost of revenue (1)	955,969	906,750	754,372	733,480	647,700
Gross profit	796,367	809,994	571,956	527,343	489,308
Operating expenses
Research and development (1)	256,073	230,078	214,672	171,174	142,109
Sales and marketing (1)	280,333	272,124	263,539	247,599	270,869
General and administrative (1)	170,429	152,828	120,978	102,871	85,205
Total operating expenses	706,835	655,030	599,189	521,644	498,183
Operating income (loss)	89,532	154,964	(27,233)	5,699	(8,875)
Other income (expense), net
Interest income	1,655	146	1,998	4,349	731
Interest expense	(552)	(592)	(1,487)	(2,499)	(5,242)
Other income (expense), net	(21,905)	2,407	6,639	(8,625)	(1,162)
Total other income (expense), net	(20,802)	1,961	7,150	(6,775)	(5,673)
Income (loss) before provision for (benefit from) income taxes	68,730	156,925	(20,083)	(1,076)	(14,548)
Provision for (benefit from) income taxes	1,347	(1,670)	32	3,690	1,056
Net income (loss)	$67,383	$158,595	$(20,115)	$(4,766)	$(15,604)

Net income (loss) per share attributable to common stockholders:⁽²⁾
Basic	$0.53	$1.30	$(0.18)	$(0.05)	$(0.24)
Diluted	$0.49	$1.13	$(0.18)	$(0.05)	$(0.24)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:⁽²⁾
Basic	127,691,030	122,245,212	109,807,154	103,783,006	65,706,215

Diluted	137,762,078	140,309,152	109,807,154	103,783,006	65,706,215
Other Data:
Products sold(5)	6,281	6,503	5,806	6,204	5,165
Adjusted EBITDA (3)	$226,549	$278,585	$108,543	$88,689	$69,128
Adjusted EBITDA margin (3)	12.9%	16.2%	8.2%	7.0%	6.1%

(1)
Stock-based compensation was allocated as follows:

	Fiscal Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020	September 28, 2019	September 29, 2018
(In thousands)
Cost of revenue	$1,620	$988	$1,106	$985	$198
Research and development	30,724	25,075	23,439	17,643	13,960
Sales and marketing	15,335	13,570	14,359	12,965	15,885
General and administrative	27,961	22,494	18,706	14,982	8,602
Total stock-based compensation expense	$75,640	$62,127	$57,610	$46,575	$38,645

(2)
See Note 11. Net Income (Loss) Per Share Attributable to Common Stockholders of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our net income (loss) per share attributable to common stockholders, basic and diluted.
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
(5)
Products sold for the fiscal years 2019 and 2018 have been recast to reflect the change in product revenue categorization.

	As of
	October 1, 2022	October 2, 2021	October 3, 2020	September 28, 2019	September 29, 2018
(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$274,855	$640,101	$407,100	$338,641	$220,930
Working capital	331,752	481,384	267,362	276,635	201,243
Total assets	1,188,388	1,138,804	816,051	761,605	587,498
Total long-term debt	—	—	18,251	24,840	33,097
Total liabilities	627,875	569,762	518,212	480,677	379,140
Accumulated deficit	(2,514)	(69,897)	(228,492)	(208,377)	(203,611)
Total stockholders' equity	560,513	569,042	297,839	280,928	208,358

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
•
do not reflect items that are not considered representative of our underlying operating performance which reduce cash available to us; and
•
may not be comparable to similar non-GAAP financial measures used by other companies, because the expenses and other items that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses and other items, if any, that other companies may exclude from these non-GAAP financial measures when they report their operating results.

Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Fiscal Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020	September 28, 2019	September 29, 2018
(In thousands, except percentages)
Net income (loss)	$67,383	$158,595	$(20,115)	$(4,766)	$(15,604)
Depreciation and amortization	38,504	33,882	36,426	36,415	39,358
Stock-based compensation expense	75,640	62,127	57,610	46,575	38,645
Interest income	(1,655)	(146)	(1,998)	(4,349)	(731)
Interest expense	552	592	1,487	2,499	5,242
Other (income) expense, net	21,905	(2,407)	(6,639)	8,625	1,162
Provision for (benefit from) income taxes	1,347	(1,670)	32	3,690	1,056
Restructuring and related expenses	—	(2,446)	26,285	—	—
Legal and transaction related costs (1)	22,873	30,058	15,455	—	—
Adjusted EBITDA	$226,549	$278,585	$108,543	$88,689	$69,128
Revenue	1,752,336	1,716,744	1,326,328	1,260,823	1,137,008
Adjusted EBITDA margin	12.9%	16.2%	8.2%	7.0%	6.1%

(1)
Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google as well as legal and transaction costs associated with our acquisition activities, which we do not consider representative of our underlying operating performance.

Comparison of Fiscal Years 2022 and 2021

Revenue

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 1, 2022	October 2, 2021	$	%
(Dollars in thousands)
Sonos speakers	$1,368,916	$1,378,808	$(9,892)	(0.7)%
Sonos system products	297,110	265,180	31,930	12.0
Partner products and other revenue	86,310	72,756	13,554	18.6
Total revenue	$1,752,336	$1,716,744	$35,592	2.1%
Volume data (products sold in thousands)			Units	%
Total products sold	6,281	6,503	(222)	(3.4)%

Total revenue increased 2.1% for fiscal 2022, compared to fiscal 2021. The growth was driven by strong demand for our products in the first half of the fiscal year despite lower promotional activity, somewhat offset by the continuing impact of constrained product availability, as well as the softening demand in the third and fourth fiscal quarters.

Sonos speakers revenue represented 78.1% of total revenue for fiscal 2022. The category decreased 0.7% compared to fiscal 2021, mainly related to decreased sales in Move and One, which resulted primarily from lower promotional activity in the first fiscal quarter due to limited supply. Sonos system products represented 17.0% of total revenue for fiscal 2022, and increased 12.0% compared to the fiscal 2021, supported by demand and availability of supply. Partner products and other revenue represented 4.9% of total revenue for fiscal 2022, and increased 18.6% compared to fiscal 2021. The increase was driven by sales from our partnerships with Sonance and IKEA.

The volume of products sold decreased for fiscal 2022, compared to fiscal 2021, as we sold fewer units in the Sonos speakers category. Revenue increased despite a decrease in volume for fiscal 2022, compared to fiscal 2021, primarily due to the impact of higher selling prices.

Revenue for fiscal 2022, compared to fiscal 2021, increased 6.4% in the Americas, decreased 6.5% in EMEA, and increased 11.0% in APAC.

In constant currency U.S. dollars, total revenue increased 4.9% for the twelve months ended October 1, 2022, compared to the twelve months ended October 2, 2021. We calculate constant currency growth percentages by translating our prior period financial results using the current period average currency exchange rates and comparing these amounts to our current period reported results.

Cost of Revenue and Gross Profit

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 1, 2022	October 2, 2021	$	%
(Dollars in thousands)
Cost of revenue	$955,969	$906,750	$49,219	5.4%
Percentage of revenue	54.6%	52.8%
Gross profit	$796,367	$809,994	$(13,627)	(1.7)%
Gross margin	45.4%	47.2%

The increase in cost of revenue for fiscal 2022, compared to fiscal 2021, was primarily driven by an increase in air freight shipping in the first quarter of fiscal 2022, higher component costs, and an overall increase in shipping and logistics costs related to industry-wide supply chain dynamics.

Gross margin decreased 180 basis points for fiscal 2022, compared to fiscal 2021. The decrease was primarily due to increased shipping and logistics costs as well as increased component costs, both of which stemmed from broader industry-wide supply chain dynamics. The decrease in gross margin was also related to increased tariff expenses of $6.0 million, net of refunds recognized, compared to fiscal 2021, resulting from the impact of having an exemption from tariffs on core speaker products in the first half of fiscal 2021, which we did not have in the first half of fiscal 2022. The overall decrease was partially offset by the impact of reduced promotional activity and higher selling prices.

Research and Development

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 1, 2022	October 2, 2021	$	%
(Dollars in thousands)
Research and development	$256,073	$230,078	$25,995	11.3%
Percentage of revenue	14.6%	13.4%

Research and development expenses increased $26.0 million, or 11.3%, for fiscal 2022 compared to fiscal 2021. The increase was primarily driven by $17.0 million in personnel-related expenses due to increased headcount and stock-based compensation partially offset by lower variable compensation. The increase was also driven by an increase of $12.4 million in product development costs and professional fees, and $2.0 million in information technology, partially offset by a decrease of $10.0 million from a one-time product development investment in the prior year.

Sales and Marketing

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 1, 2022	October 2, 2021	$	%
(Dollars in thousands)
Sales and marketing	$280,333	$272,124	$8,209	3.0%
Percentage of revenue	16.0%	15.9%

Sales and marketing expenses increased $8.2 million, or 3.0%, in fiscal 2022 compared to fiscal 2021. The increase was primarily due to higher brand and marketing expenses of $5.3 million, additional professional fees of $3.9 million, and an increase of $2.8 million resulting from a gain that was recognized in the prior year related to the restructuring plan initiated in June 2020. The increase was partially offset by $5.7 million in lower personnel-related expenses due to lower variable compensation, partially offset by increased headcount and stock-based compensation.

General and Administrative

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 1, 2022	October 2, 2021	$	%
(Dollars in thousands)
General and administrative	$170,429	$152,828	$17,601	11.5%
Percentage of revenue	9.7%	8.9%

General and administrative expenses increased $17.6 million, or 11.5%, in fiscal 2022 compared to fiscal 2021. The increase was primarily driven by $11.6 million in personnel-related expenses due to increased headcount and stock-based compensation, offset by lower variable compensation. The increase was also driven by $8.4 million primarily related to our investments in information technology, including replacing our legacy enterprise resource planning system, offset by a $3.6 million decrease in legal fees, including legal fees incurred in connection with our IP litigation.

Other Income (Expense), Net

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 1, 2022	October 2, 2021	$	%
(Dollars in thousands)
Interest income	$1,655	$146	$1,509	*
Interest expense	$552	$592	$(40)	(6.8)%
Other income (expense), net	$(21,905)	$2,407	$(24,312)	*

* not meaningful

Interest income increased by $1.5 million, in fiscal 2022 compared to fiscal 2021, due to higher yields earned on our cash and cash equivalents during fiscal 2022. Other income (expense), net decreased from other income of $2.4 million for fiscal 2021 to other expense of $21.9 million for fiscal 2022, due to foreign currency exchange losses.

Provision for (Benefit From) Income Taxes

	Fiscal Year Ended		Change from Prior Fiscal Year
	October 1, 2022	October 2, 2021	$	%
(Dollars in thousands)
Provision for (benefit from) income taxes	$1,347	$(1,670)	$3,017	-180.7%

The provision for income taxes increased from a benefit from income taxes of $1.7 million for fiscal 2021 to a provision for income taxes of $1.3 million for fiscal 2022. For fiscal 2022, we recorded a $2.3 million provision for non-U.S. entities and a benefit of $1.0 million for the U.S. entity, resulting in a total provision for income tax of $1.3 million. The most significant factors impacting the fiscal 2022 provision include a benefit of $7.3 million for the release of valuation allowances in certain foreign jurisdictions and a provision of $5.2 million for the revaluation of certain foreign deferred tax assets. For fiscal 2021, we recorded a benefit of $2.1 million for non-U.S. entities and a provision of $0.4 million for the U.S. entity, resulting in a total tax benefit of $1.7 million. The benefit from income taxes for the year ended October 2, 2021, includes a benefit of $7.8 million from the release of the valuation allowance in the Netherlands offset by the provision for income taxes recognized on current year earnings.

Comparison of Fiscal Years 2021 and 2020

For the comparison of fiscal years 2021 and 2020, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended October 2, 2021, filed with the SEC on November 22, 2021, under the subheading "Comparison of fiscal years 2021 and 2020."

Liquidity and Capital Resources

Our operations are financed primarily through cash flows from operating activities and net proceeds from the sale of our equity securities. As of October 1, 2022, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $274.9 million, including $65.6 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of October 1, 2022, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

We believe our existing cash and cash equivalent balances, cash flows from operations and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. In October 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA (the "Revolving Credit Agreement"), which allows us to borrow up to $100 million, with a maturity date of October 2026. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, our potential merger and acquisition activity, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing it would result in increased debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Debt Obligations

On October 13, 2021, we entered into the Revolving Credit Agreement, which replaced our prior $80.0 million credit facility with JPMorgan Chase Bank, N.A., which matured in October 2021, in its entirety.

The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Eurocurrency Loans (at the London interbank offered rate ("LIBOR") plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over LIBOR multiplied by the aggregate face amount of outstanding letters of credit. As of October 1, 2022, we did not have any outstanding borrowings and $3.0 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of October 1, 2022, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Cash Flows

Fiscal 2022 Changes in Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
	October 1, 2022	October 2, 2021
(In thousands)
Net cash provided by (used in):
Operating activities	$(28,260)	$253,226
Investing activities	(172,632)	(45,531)
Financing activities	(150,260)	24,967
Effect of exchange rate changes	(14,094)	148
Net increase in cash, cash equivalents and restricted cash	$(365,246)	$232,810

Cash Flows from Operating Activities

Net cash used in operating activities of $28.3 million for fiscal 2022 consisted of net income of $67.4 million, non-cash adjustments of $134.4 million and a net decrease in cash related to changes in operating assets and liabilities of $230.0 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $75.6 million and depreciation and amortization of $38.5 million. The net decrease in net operating assets and liabilities was primarily due to an increase in inventories of $277.5 million due to the recovery of supply for certain products, as well as higher inventory balances in preparation for the holiday season, a decrease in accrued compensation of $52.9 million due to a decrease in accrued variable compensation, an increase in other assets of $16.6 million related to capitalized costs related to the replacement of our legacy enterprise resource management system, a decrease in other liabilities of $5.5 million, and an increase in accounts receivable of $5.5 million. The decrease in net operating assets and liabilities was partially offset by an increase in accounts payable and accrued expenses of $129.7 million primarily related to an increase in accrued inventory payments.

Cash Flows from Investing Activities

Cash used in investing activities for fiscal 2022 of $172.6 million consisted primarily of payments for acquisitions, net of acquired cash of $126.4 million, as well as purchases of property and equipment and intangible assets of $46.2 million, which were primarily related to manufacturing-related tooling and test equipment to support the launch of new products, as well as purchased intangible assets.

Cash Flows from Financing Activities

Cash used in financing activities for fiscal 2022 of $150.3 million consisted primarily of payments for repurchases of common stock of $150.1 million, payments for repurchases of common stock related to shares withheld for tax in connection with vesting of RSUs of $39.7 million, as well as payments for debt issuance costs of $0.9 million, offset by proceeds from the exercise of stock options of $40.4 million.

Fiscal 2021 Changes in Cash Flows

For the comparison of fiscal 2021 to fiscal 2020, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" of our Form 10-K for our fiscal year ended October 2, 2021, filed with the SEC on November 22, 2021, under the subheading "Liquidity and capital resources."

Contractual obligations

See Note 6. Leases and Note 13. Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

Nature of Products and Services

Our product revenue primarily includes sales of Sonos speakers and Sonos system products, which include software that enables our products to operate over a customer’s wireless network as well as connect to various third-party services, including music and voice. We also generate a small portion of revenue from partner products and other revenue sources, such as module revenue from our IKEA partnership, architectural speakers from our Sonance partnership, and accessories such as speaker stands and wall mounts, as well as professional services, licensing and advertising revenue. Module revenue comprises hardware and embedded software that is integrated into final products that are manufactured and sold by our partners. Our software primarily consists of firmware embedded in the products and the Sonos app, which is software that can be downloaded to consumer devices at no charge, with or without the purchase of one of our products. Products and related software are accounted for as a single performance obligation and all intended functionality is available to the customer upon purchase. The revenue allocated to the products and related software is the substantial portion of the total sale price. Revenue is recognized at the point in time when control is transferred, which is either upon shipment or upon delivery to the customer, depending on delivery terms.

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

Inventories

Inventories consist of finished goods and component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard costing method, which approximates first-in first-out. We assess the valuation of inventory balances including an assessment to determine potential excess and/or obsolete inventory. We may be required to write down the value of inventory if estimates of future demand and market conditions indicate estimated excess and/or obsolete inventory. We may be required to write down the value of inventory if estimates of future demand and market conditions indicate excess and/or obsolete inventory. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of revenue in the consolidated statement of operations and comprehensive income (loss).

Business Combinations

We use the acquisition method of accounting for business combinations and recognize assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill is measured as of the acquisition date as the excess of consideration transferred over the net acquisition date fair value of the assets acquired and the liabilities assumed. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations and comprehensive income (loss).

Product Warranties

Our products are covered by a warranty to be free from defects in material and workmanship for a period of one year, except for products sold in the EU and select other countries where we provide a minimum two-year warranty, depending on the region, on all our products. At the time of sale, an estimate of future warranty costs is recorded as a component of the cost of revenue. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectations of future costs to repair or replace.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is "more-likely-than-not" that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income and the effects of tax planning strategies. We recorded a valuation allowance against all our U.S. deferred tax assets and certain of our foreign deferred tax assets as of October 1, 2022. We intend to continue maintaining a full valuation allowance on our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

As of October 1, 2022, we had cash and cash equivalents of $274.9 million, which consisted primarily of cash on hand, money market fund investments, and bank deposits. Such interest-earning instruments carry a degree of interest rate risk due to floating interest rates.

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

We recognized a net loss from foreign currency of $21.9 million in fiscal 2022, and net gains from foreign currency of $2.4 million and $6.6 million in fiscal 2021 and fiscal 2020, respectively. Recently, we have seen a particular strengthening of the U.S. dollar relative to the euro and the British pound. If this trend continues, it will negatively affect the U.S. dollar value of revenue and gross margins we earn on our foreign currency-denominated sales. Based on transactions denominated in currencies other than respective functional currencies as of October 1, 2022, a hypothetical adverse change of 10% would have resulted in an adverse impact on income (loss) before provision for (benefit from) income taxes of approximately $22.5 million for the fiscal year ended 2022.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sonos, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sonos, Inc. and its subsidiaries (the “Company”) as of October 1, 2022 and October 2, 2021, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended October 1, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 1, 2022 and October 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Estimates of Standalone Selling Price and Service Period for Unspecified Software Upgrades and Cloud-Based Services

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s contracts with customers generally contain promises to transfer products and services which are not sold separately. Service revenue includes revenue allocated to (i) unspecified software upgrades and (ii) cloud-based services, which are each distinct performance obligations, based on relative standalone selling price. Management’s estimation of standalone selling price requires judgment. Management has disclosed factors considered in estimating standalone selling price including competitive pricing information, where available, analyses of the cost of providing the products or services plus a reasonable gross margin, the nature of the products and services and the expected level of future services. Determining the revenue recognition period for unspecified software upgrades and cloud-based services also requires judgment. Management recognizes revenue attributable to these performance obligations ratably over the estimated service period. In developing the estimated service period over which to recognize service revenue, management considers past history, plans to continue to provide services, including plans to continue to support updates and enhancements to prior versions of the Company’s products, expected technological developments, obsolescence, competition and other factors. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and cloud-based services and was $73.8 million as of October 1, 2022.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically estimates of standalone selling price and service period for unspecified software upgrades and cloud-based services, is a critical audit matter are the significant judgment by management in estimating the standalone selling price and the service period, which in turn led to significant auditor judgment, subjectivity, and audit effort in performing procedures and evaluating audit evidence relating to (i) management’s estimates of standalone selling price by considering estimates of the cost of providing the services plus a reasonable gross margin, and (ii) management’s estimates of service period by considering management’s plans to continue to support updates and enhancements to prior versions of the Company’s products.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including over the estimation of the standalone selling prices and service period for unspecified software upgrades and cloud-based services. The procedures also included, among others, testing management’s process for estimating the standalone selling price and service period. Procedures to test management's process for estimating standalone selling price included (i) evaluating the appropriateness of management’s cost plus gross margin method of estimating standalone selling price; (ii) comparing the estimate of standalone selling price to competitive pricing information for comparable services using publicly disclosed information; (iii) evaluating the reasonableness of estimates of the cost of providing the services; and (iv) evaluating the reasonableness of gross margins. Evaluating the reasonableness of estimates of the cost of providing the services involved (i) testing the allocation of engineering costs, which is driven by time spent on software upgrades and cloud-based services and (ii) testing the completeness, accuracy, relevance, and classification of the engineering costs. Evaluating the reasonableness of gross margins involved comparing management’s gross margin to the gross margin earned for similar services by third party peer companies within the same industry. Procedures performed to test management's process for estimating the service period for these services included (i) testing the completeness and accuracy of underlying data and (ii) evaluating the reasonableness of management's plans to continue to support updates and enhancements to prior versions of the Company's products through a look-back analysis performed using historical software updates, as well as considering currently active products receiving software updates.

Acquisition of Mayht – Valuation of Acquired In-Process Research and Development Intangible Assets

As described in Notes 5 and 12 to the consolidated financial statements, on April 8, 2022, the Company completed the acquisition of 100% of the equity interests of Mayht for total purchase price consideration of $99.3 million. The Company accounted for this transaction as a business combination and recognized $71.8 million in intangible assets related to in-process research and development activity, which is not subject to amortization in the current period. The estimated fair value of acquired in process research and development intangible assets was determined using an income model valuation approach. Assumptions used in the determination of the fair value of the acquired in process research and development intangible assets include revenue pricing and volume forecasts, revenue growth rates, and the discount rate.

The principal considerations for our determination that performing procedures relating to the acquisition of Mayht, specifically the valuation of acquired in-process research and development intangible assets, is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of in-process research and development intangible assets acquired due to the significant judgment by management when developing the estimates; (ii) the significant audit effort in evaluating significant assumptions related to revenue pricing and volume forecasts, revenue growth rates, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s valuation of the acquired in-process research and development intangible assets and controls over the development of management's significant assumptions related to revenue pricing and volume forecasts, revenue growth rates, and the discount rate. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of the acquired in-process research and development intangible assets. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of underlying data provided by management, and evaluating the reasonableness of significant assumptions related to revenue pricing and volume forecasts, revenue growth rates, and the discount rate. Evaluating the reasonableness of the assumptions related to revenue pricing and volume forecasts and revenue growth rates involved reviewing pre-existing contractual arrangements, reviewing third party economic and industry forecasts, as well as considering consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the method used to value the acquired in-process research and development intangible assets and in the evaluation of the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

November 23, 2022

We have served as the Company’s auditor since 2011, which includes periods before the Company became subject to SEC reporting requirements.

SONOS, INC.

Consolidated Balance Sheets

(in thousands, except share and par values)

	As of
	October 1, 2022	October 2, 2021

Assets
Current assets:
Cash and cash equivalents	$274,855	$640,101
Accounts receivable, net of allowances of $26,317 and $20,707 as of October 1, 2022, and October 2, 2021	101,206	100,779
Inventories	454,288	185,130
Prepaid and other current assets	37,042	31,504
Total current assets	867,391	957,514
Property and equipment, net	86,168	71,341
Operating lease right-of-use assets	28,329	33,841
Goodwill	77,300	15,545
Intangible assets, net:
In-process research and development	64,680	20,100
Other intangible assets	26,384	4,350
Deferred tax assets	1,508	10,028
Other noncurrent assets	36,628	26,085
Total assets	$1,188,388	$1,138,804
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$335,758	$214,996
Accrued expenses	109,290	108,029
Accrued compensation	23,624	77,695
Deferred revenue, current	27,318	35,866
Other current liabilities	39,649	39,544
Total current liabilities	535,639	476,130
Operating lease liabilities, noncurrent	25,596	33,960
Deferred revenue, noncurrent	56,152	53,632
Deferred tax liabilities	9,642	2,394
Other noncurrent liabilities	846	3,646
Total liabilities	627,875	569,762
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 1,500,000,000 and 500,000,000 shares authorized, 129,823,663 and 128,857,085 shares issued, 126,668,723 and 126,985,273 shares outstanding as of October 1, 2022, and October 2, 2021, respectively	130	129
Treasury stock, 3,154,940 and 1,871,812 shares at cost as of October 1, 2022, and October 2, 2021, respectively	(50,896)	(50,276)
Additional paid-in capital	617,390	690,462
Accumulated deficit	(2,514)	(69,897)
Accumulated other comprehensive loss	(3,597)	(1,376)
Total stockholders' equity	560,513	569,042
Total liabilities and stockholders’ equity	$1,188,388	$1,138,804

The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
Revenue	$1,752,336	$1,716,744	$1,326,328
Cost of revenue	955,969	906,750	754,372
Gross profit	796,367	809,994	571,956
Operating expenses
Research and development	256,073	230,078	214,672
Sales and marketing	280,333	272,124	263,539
General and administrative	170,429	152,828	120,978
Total operating expenses	706,835	655,030	599,189
Operating income (loss)	89,532	154,964	(27,233)
Other income (expense), net
Interest income	1,655	146	1,998
Interest expense	(552)	(592)	(1,487)
Other income (expense), net	(21,905)	2,407	6,639
Total other income (expense), net	(20,802)	1,961	7,150
Income (loss) before provision for (benefit from) income taxes	68,730	156,925	(20,083)
Provision for (benefit from) income taxes	1,347	(1,670)	32
Net income (loss)	$67,383	$158,595	$(20,115)
Net income (loss) attributable to common stockholders:
Basic and diluted	$67,383	$158,595	$(20,115)

Net income (loss) per share attributable to common stockholders:
Basic	$0.53	$1.30	$(0.18)
Diluted	$0.49	$1.13	$(0.18)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	127,691,030	122,245,212	109,807,154
Diluted	137,762,078	140,309,152	109,807,154
Total comprehensive income (loss)
Net income (loss)	$67,383	$158,595	$(20,115)
Change in foreign currency translation adjustment	(2,221)	514	(1,826)
Comprehensive income (loss)	$65,162	$159,109	$(21,941)

The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance at September 28, 2019	109,623,417	$110	$502,757	(1,020,775)	$(13,498)	$(208,377)	$(64)	$280,928
Issuance of common stock pursuant to equity incentive plans	8,392,371	8	42,278	—	—	—	—	42,286
Retirement of treasury stock	(4,100,555)	(4)	(53,652)	4,100,555	53,656	—	—	—
Repurchase of common stock	—	—	—	(3,787,783)	(50,015)	—	—	(50,015)
Repurchase of common stock related to shares withheld for tax in connection with vesting of restricted stock unit awards ("RSUs")	—	—	—	(863,135)	(11,029)	—	—	(11,029)
Stock-based compensation expense	—	—	57,610	—	—	—	—	57,610
Net loss	—	—	—	—	—	(20,115)	—	(20,115)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(1,826)	(1,826)
Balance at October 3, 2020	113,915,233	114	548,993	(1,571,138)	(20,886)	(228,492)	(1,890)	297,839
Issuance of common stock pursuant to equity incentive plans	17,544,060	18	147,800	—	—	—	—	147,818
Retirement of treasury stock	(2,602,208)	(3)	(68,458)	2,602,208	68,461	—	—	—
Repurchase of common stock	—	—	—	(1,394,006)	(50,014)	—	—	(50,014)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSU	—	—	—	(1,508,876)	(47,837)	—	—	(47,837)
Stock-based compensation expense	—	—	62,127	—	—	—	—	62,127
Net loss	—	—	—	—	—	158,595	—	158,595
Change in foreign currency translation adjustment	—	—	—	—	—	—	514	514
Balance at October 2, 2021	128,857,085	129	690,462	(1,871,812)	(50,276)	(69,897)	(1,376)	569,042
Issuance of common stock pursuant to equity incentive plans	7,825,793	8	40,435	—	—	—	—	40,443
Retirement of treasury stock	(6,859,215)	(7)	(189,147)	6,859,215	189,154	—	—	-
Repurchase of common stock	—	—	—	(6,578,973)	(150,121)	—	—	(150,121)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSU	—	—	—	(1,563,370)	(39,653)	—	—	(39,653)
Stock-based compensation expense	—	—	75,640	—	—	—	—	75,640
Net income	—	—	—	—	—	67,383	—	67,383
Change in foreign currency translation adjustment	—	—	—	—	—	—	(2,221)	(2,221)
Balance at October 1, 2022	129,823,663	$130	$617,390	(3,154,940)	$(50,896)	$(2,514)	$(3,597)	$560,513

The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020

Cash flows from operating activities
Net income (loss)	$67,383	$158,595	$(20,115)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38,504	33,882	36,426
Impairment and abandonment charges	62	3,552	14,174
Stock-based compensation expense	75,640	62,127	57,610
Other	10,919	1,951	5,710
Deferred income taxes	(1,508)	(8,330)	(567)
Foreign currency transaction (gain) loss	10,775	(1,108)	(4,143)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,513)	(45,697)	49,593
Inventories	(277,489)	(7,911)	38,010
Other assets	(16,604)	(30,009)	(5,749)
Accounts payable and accrued expenses	129,686	26,231	(24,440)
Accrued compensation	(52,904)	33,447	1,088
Deferred revenue	(1,667)	27,587	4,754
Other liabilities	(5,544)	(1,091)	9,635
Net cash provided by (used in) operating activities	(28,260)	253,226	161,986
Cash flows from investing activities
Purchases of property and equipment, intangible and other assets	(46,216)	(45,531)	(33,035)
Cash paid for acquisitions, net of acquired cash	(126,416)	—	(36,289)
Net cash used in investing activities	(172,632)	(45,531)	(69,324)
Cash flows from financing activities
Payments for debt issuance costs	(929)	—	—
Proceeds from exercise of stock options	40,443	147,818	42,286
Payments for repurchase of common stock	(150,121)	(50,014)	(50,015)
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	(39,653)	(47,837)	(11,029)
Repayments of borrowings	—	(25,000)	(8,333)
Net cash provided by (used in) financing activities	(150,260)	24,967	(27,091)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14,094)	148	2,900
Net increase in cash, cash equivalents, and restricted cash	(365,246)	232,810	68,471
Cash, cash equivalents, and restricted cash
Beginning of period	640,101	407,291	338,820
End of period	$274,855	$640,101	$407,291
Supplemental disclosure
Cash paid for interest	$344	$502	$1,647
Cash paid for taxes, net of refunds	$9,306	$4,114	$783
Cash paid for amounts included in the measurement of lease liabilities	$14,636	$18,657	$17,194
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment, accrued but not paid	$9,112	$5,653	$3,911
Right-of-use assets obtained in exchange for lease liabilities	$5,054	$2,010	$77,416

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

The Company’s products are sold through third-party physical retailers, including custom installers of home audio systems, select e-commerce retailers, and its website sonos.com. The Company’s products are distributed in over 60 countries through its wholly owned subsidiaries: Sonos Europe B.V. in the Netherlands, Beijing Sonos Technology Co. Ltd. in China, Sonos Japan GK in Japan, and Sonos Australia Pty Ltd. in Australia.

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

The Company operates on a 52-week or 53-week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. As used in the Annual Report on Form 10-K, “fiscal 2022” refers to the 52-week fiscal year ending October 1, 2022, “fiscal 2021” refers to the 52-week fiscal year ending October 2, 2021, “fiscal 2020” refers to the 53-week fiscal year ended October 3, 2020.

Use of Estimates and Judgments

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. For revenue recognition, examples of estimates and judgments include: determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price ("SSP") of performance obligations and estimating variable consideration such as sales incentives and product returns. Additionally, estimates and judgments are made by management for allowances for credit losses, excess and obsolete inventory, loss on purchase commitments, useful lives associated with property and equipment, incremental borrowing rates associated with leases, the recording of and release of valuation allowances with respect to deferred tax assets and uncertain tax positions, impairment of long-lived assets, impairment of goodwill and indefinite-lived intangible assets, warranty, contingencies and valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates and judgments compared to historical experience and trends that form the basis for making estimates and judgments about the carrying value of assets and liabilities.

The Company has considered the impacts of the COVID-19 pandemic when developing its estimates and assumptions noted above. The impacts of, and uncertainty related to, the COVID-19 pandemic and its expected duration persist. Actual results and outcomes may differ from management's estimates and assumptions.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to net gains and losses that are recorded as an element of stockholders’ equity but are excluded from

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

net income (loss). The Company’s other comprehensive income (loss) consists of net unrealized gains and losses on foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of October 1, 2022, and October 2, 2021, cash equivalents consisted of money market funds, which are recorded at fair value.

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

As of October 1, 2022, and October 2, 2021, the Company’s customers that accounted for 10% or more of total accounts receivable, net, were as follows:

	Accounts Receivable, net
	October 1, 2022	October 2, 2021
Customer A	34%	19%
Customer B	*	10%
* Accounts receivable was less than 10%.

The Company’s customers that accounted for 10% or more of total revenue were as follows:

	Revenue
	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
Customer A	15%	14%	12%

Inventories

Inventories primarily consist of finished goods and component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at lower of cost and net realizable value. Cost is determined using a standard costing method, which approximates first-in first-out. Inventory costs primarily consist of materials, inbound freight, import duties, tariffs, direct labor and manufacturing overhead, logistics, and other handling fees. The Company assesses the valuation of inventory balances including an assessment to determine potential excess and/or obsolete inventory. The Company may be required to write down the value of inventory if estimates of future demand and market conditions indicate excess and/or obsolete inventory. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of revenue in the consolidated statement of operations and comprehensive

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

income (loss). Losses in relation to purchase commitments amounted to $12.0 million for the fiscal year ended October 1, 2022. Ownership of inventory transfers to the Company at the time the goods are shipped from the suppliers. Inventories recorded on the Company's consolidated balance sheets include in transit inventory owned by the Company that have been shipped but have not yet been received at a Company distribution center.

Property and Equipment, Net

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Computer hardware and software	1-5 years
Furniture and fixtures	2-5 years
Tooling and production line test equipment	2-4 years
Leasehold improvements	1-15 years
Product displays	1-3 years

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

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the consolidated statements of operations and comprehensive income (loss). Beginning in fiscal 2020, and continuing through fiscal 2022, the Company began activities to replace its legacy enterprise resource management system in order to accommodate the Company's expanding operations. In May 2022, the Company went live with its implementation of a new enterprise resource planning ("ERP") system. Capitalized costs, net of accumulated amortization, were $21.7 million and $14.3 million as of October 1, 2022 and October 2, 2021, respectively, and are reported as a component of other noncurrent assets on the Company's consolidated balance sheets. Amortization expenses for implementation costs for cloud-based computing arrangements for the twelve months ended October 1, 2022 were $1.9 million.

Business Combinations

The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill is measured as of the acquisition date as the excess of consideration transferred over the net acquisition date fair value of the assets acquired and the liabilities assumed. These estimates are inherently uncertain and subject to refinement. During the measurement period, which maybe up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations and comprehensive income (loss).

Impairment of Goodwill and Indefinite-lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or asset below its carrying value.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, which primarily comprises property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company performs impairment testing at the level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by comparing the carrying amounts to the expected future undiscounted cash flows attributable to the assets. If it is determined that an asset may not be recoverable, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on estimated discounted future cash flows analyses. There were no impairment charges identified on the Company's long-lived assets for fiscal 2022 or fiscal 2021. For fiscal 2020, there were impairment charges incurred related to the 2020 restructuring plan.

Product Warranties

The Company’s products are covered by warranty to be free from defects in material and workmanship for a period of one year, except in the EU and select other countries where the Company provides a minimum two-year warranty, depending on the region, on all its products. At the time of sale, an estimate of future warranty costs is recorded as a component of cost of revenue and a warranty liability is recorded for estimated costs to satisfy the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future costs to repair or replace.

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

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Foreign currency remeasurement and transaction gains (losses) are recorded in other income (expense), net as follows:

	October 1, 2022	October 2, 2021	October 3, 2020
(In thousands)
Foreign currency remeasurement and transaction gains (losses)	$(21,877)	$2,353	$6,594

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company's contracts generally include a combination of products and services. Revenue is allocated to distinct performance obligations and is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are not considered a separate performance obligation and are accounted for as a fulfillment cost and are included in cost of revenue. As of October 1, 2022, and October 2, 2021, the Company did not have any material assets related to incremental costs to obtain or fulfill customer contracts.

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

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Supplier Concentration

The Company relies on third parties for the supply and manufacture of its products, as well as third-party logistics providers for the distribution of its products. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to customers on time, if at all. During fiscal 2022, 2021 and 2020, approximately 57%, 59% and 65%, respectively, of the Company’s finished goods purchased during each year were from one vendor.

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

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Advertising Costs

Advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses were $66.6 million, $62.3 million and $43.9 million for fiscal 2022, 2021 and 2020, respectively.

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

Stock-Based Compensation

The Company measures stock-based compensation cost at fair value on the date of grant. Compensation cost for stock options is recognized, on a straight-line basis, as an expense over the period of vesting as the employee performs the related services, net of estimated forfeitures. The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing model and is based on the Company’s closing stock price on the trading day immediately prior to the date of grant. The Company estimates forfeitures based on expected future terminations and will revise rates, as necessary, in subsequent periods if actual forfeitures differ from initial estimates. The fair value of RSUs is based on the Company's closing stock price on the trading day immediately preceding the date of grant. The Company estimates the fair value of performance stock units ("PSU") on the grant date and recognizes compensation expense in the period it becomes probable that performance conditions will be achieved. On a quarterly basis, the Company re-evaluates the assumption of the probability that performance conditions will be satisfied and revises its estimates as appropriate as new or updated information becomes available.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Retirement Plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $8.2 million and $7.6 million for fiscal 2022 and 2021, respectively.

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

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Recent Accounting Pronouncements Pending Adoption

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. This standard is effective for the Company in the first quarter of fiscal 2024, with early adoption permitted. The Company is currently evaluating timing of adoption of the pronouncement and does not expect it to have a material impact on the Company's consolidated financial statements or disclosures.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of October 1, 2022, and October 2, 2021:

	October 1, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$187,170	$—	$—	$187,170

	October 2, 2021
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$484,482	$—	$—	$484,482

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Revenue and Geographic Information

Disaggregation of Revenue

Revenue by geographical region also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region and is based on ship-to address, is as follows:

	October 1, 2022	October 2, 2021	October 3, 2020
(In thousands)
Americas	$1,044,113	$980,931	$755,874
Europe, Middle East and Africa ("EMEA")	578,034	618,476	470,883
Asia Pacific ("APAC")	130,189	117,337	99,571
Total revenue	$1,752,336	$1,716,744	$1,326,328

Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	October 1, 2022	October 2, 2021	October 3, 2020
(In thousands)
United States	$964,118	$890,837	$697,410
Other countries	788,218	825,907	628,918
Total revenue	$1,752,336	$1,716,744	$1,326,328

Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	October 1, 2022	October 2, 2021	October 3, 2020
(In thousands)
Sonos speakers	$1,368,916	$1,378,808	$1,034,813
Sonos system products	297,110	265,180	218,788
Partner products and other revenue	86,310	72,756	72,727
Total revenue	$1,752,336	$1,716,744	$1,326,328

Disaggregation of Property and Equipment

Property and equipment, net by country as of October 1, 2022, and October 2, 2021 were as follows:

	October 1, 2022	October 2, 2021
(In thousands)
China	$40,609	$23,460
United States	30,870	40,669
Other countries	14,689	7,212
Property and equipment, net	$86,168	$71,341

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Balance Sheet Components

The following tables show the Company’s balance sheet component details.

Accounts Receivable Allowances

The following table summarizes changes in the allowance for credit losses for fiscal 2022 and 2021, and the allowance for doubtful accounts for fiscal 2020:

	October 1, 2022	October 2, 2021	October 3, 2020
(In thousands)
Beginning balance	$1,547	$1,307	$1,255
Increases	2,098	1,529	1,127
Write-offs	(901)	(1,289)	(1,075)
Ending balance	$2,744	$1,547	$1,307

The following table summarizes the changes in the allowance for sales incentives for fiscal 2022, 2021 and 2020:

	October 1, 2022	October 2, 2021	October 3, 2020
(In thousands)
Beginning balance	$19,160	$17,515	$20,051
Charged to revenue	51,225	95,249	108,843
Utilization of sales incentive allowance	(46,812)	(93,604)	(111,379)
Ending balance	$23,573	$19,160	$17,515

Inventories

Inventories, net, consist of the following:

	October 1, 2022	October 2, 2021
(In thousands)
Finished goods	$406,657	$154,608
Components	47,631	30,522
Inventories	$454,288	$185,130

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value. As of October 1, 2022, and October 2, 2021, inventory write-downs were $8.8 million and $4.8 million, respectively.

Property and Equipment, Net

Property and equipment, net consist of the following:

	October 1, 2022	October 2, 2021
(In thousands)
Computer hardware and software	$42,000	$40,098
Furniture and fixtures	7,511	7,483
Tooling and production line test equipment	100,337	76,210
Leasehold improvements	49,656	49,846
Product displays	56,885	57,863
Total property and equipment	256,389	231,500
Accumulated depreciation and amortization	(170,221)	(160,159)
Property and equipment, net	$86,168	$71,341

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation expense was $33.3 million, $31.8 million and $34.9 million for fiscal 2022, 2021 and 2020, respectively. During fiscal 2022, 2021 and 2020, the Company abandoned and disposed of gross fixed assets of $18.9 million, $32.9 million and $18.5 million, with accumulated depreciation of $18.8 million, $32.2 million and $14.2 million, respectively. Disposals of fixed assets were recorded in operating expenses in the consolidated statements of operations and comprehensive income (loss) and resulted in losses of $0.1 million, $0.7 million and $4.3 million for fiscal 2022, 2021 and 2020, respectively.

Goodwill

The following table presents the changes in carrying amount of goodwill for the fiscal year ended October 1, 2022:

(In thousands)
Balance as of October 2, 2021	$15,545
Goodwill acquired	66,078
Effect of exchange rate changes on goodwill	(4,323)
Balance as of October 1, 2022	$77,300

Intangible Assets

As part of the acquisition of Mayht Holding BV ("Mayht"), the Company recognized $71.8 million in intangible assets related to in-process research and development activity, which is not subject to amortization for the current period. The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	October 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Impact of FX	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Tradename	$451	$(23)	$(44)	$384	5.50
Technology-based	34,032	(8,032)	0	26,000	5.50
Total finite-lived intangible assets	34,483	(8,055)	(44)	26,384	5.50
In-process research and development and other intangible assets not subject to amortization	71,759	0	(7,079)	64,680
Total intangible assets	$106,242	$(8,055)	$(7,123)	$91,064

The following table summarizes the estimated future amortization expense of the Company's intangible assets as October 1, 2022:

Fiscal years ending	Future Amortization Expense
(In thousands)
2023	$6,176
2024	5,963
2025	3,363
2026	3,033
2027 and thereafter	7,849
Total future amortization expense	$26,384

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accrued Expenses

Accrued expenses consisted of the following:

	October 1, 2022	October 2, 2021
(In thousands)
Accrued advertising and marketing	$21,292	$19,989
Accrued taxes	7,081	16,941
Accrued inventory and supply chain costs	51,011	48,672
Accrued product development	8,168	7,101
Accrued general and administrative expenses	21,634	14,243
Other accrued payables	104	1,083
Total accrued expenses	$109,290	$108,029

Deferred Revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the consolidated balance sheets. For the fiscal year ended October 1, 2022, deferred revenue included revenue allocated to unspecified software upgrades and cloud-based services of $73.8 million, as well as current deferred revenue related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached.

The following table presents the changes in the Company's deferred revenue balances for the fiscal years ended October 1, 2022, October 2, 2021, and October 3, 2020:

	October 1, 2022	October 2, 2021	October 3, 2020
(In thousands)
Deferred revenue, beginning of period	$89,498	$62,389	$56,449
Recognition of revenue included in beginning of period deferred revenue	(41,438)	(19,175)	(13,052)
Revenue deferred, net of revenue recognized on contracts in the respective period	35,410	46,284	18,992
Deferred revenue, end of period	$83,470	$89,498	$62,389

The Company expects the following recognition of deferred revenue as of October 1, 2022:

	For the fiscal years ending
	2023	2024	2025	2026	2027 and Beyond	Total
(In thousands)
Revenue expected to be recognized	$27,318	$15,587	$13,330	$11,029	$16,206	$83,470

Other Current Liabilities

Other current liabilities consist of the following:

	October 1, 2022	October 2, 2021
(In thousands)
Reserve for returns	$18,263	$19,266
Short-term operating lease liabilities	10,532	10,724
Warranty liability	5,771	5,604
Other	5,083	3,950
Total other current liabilities	$39,649	$39,544

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the changes in the Company’s warranty liability for the fiscal years ended October 1, 2022, and October 2, 2021:

	October 1, 2022	October 2, 2021
(In thousands)
Warranty liability, beginning of period	$5,604	$3,628
Provision for warranties issued during the period	13,033	15,304
Settlements of warranty claims during the period	(12,866)	(13,328)
Warranty liability, end of period	$5,771	$5,604

6. Leases

The Company entered into various non-cancelable lease agreements for offices and facilities, as well as auto leases. The substantial majority of the Company's leases are for its office spaces and facilities, which are accounted for as operating leases. The Company leases office space in California, as well as offices in various locations in the U.S., with additional sales, operations, and research and development offices around the world. These facilities operate under leases with initial terms from one to ten years and expire at various dates through 2027. The Company determines whether an arrangement is a lease at inception if there is an identified asset, and it has the right to control the identified asset for a period of time. Some of the Company's leases include options to extend the lease for up to 5 years, and some include options to terminate the lease within 1 year. The Company's lease terms are only for periods in which it has enforceable rights and are impacted by options to extend or terminate the lease only when it is reasonably certain that the Company will exercise the option.

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

Most of the Company's leases do not contain an implicit interest rate. Therefore, the Company uses judgment to estimate an incremental borrowing rate, which is defined as the rate of interest the Company would have to pay to borrow an amount that is equal to the lease obligations, on a collateralized basis, and over a similar term. The Company takes into consideration the terms of the Company's Credit Facility (as defined in Note 7. Debt), lease terms, and current interest rates to determine the incremental borrowing rate at lease commencement date. At October 1, 2022, the Company's weighted-average discount rate was 4.26%, while the weighted-average remaining lease term was 3.1 years. As part of the supplemental cash flow disclosure, the right-of-use assets obtained in exchange for new operating lease liabilities does not reflect the impact of prepaid or deferred rent.

The components of lease expense for the fiscal year ended October 1, 2022, was as follows:

Year Ended
October 1, 2022
(In thousands)
Operating lease cost	$11,041
Short-term lease cost	258
Variable lease cost	4,326
Total lease cost	$15,625

For the fiscal years ended October 1, 2022, and October 2, 2021, rent expense, including leases for offices and facilities as well as auto leases, was $11.3 million and $11.8 million, respectively, and common area maintenance expense was $4.3 million and $3.8 million, respectively.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the maturity of lease liabilities under operating leases as of October 1, 2022:

Fiscal years ending	Operating leases
(In thousands)
2022	$12,952
2023	13,579
2024	10,206
2025	2,310
2026	789
Thereafter	225
Total lease payments	40,061
Less imputed interest	(3,933)
Total lease liabilities	$36,128

7. Debt

On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto (the “Revolving Credit Agreement”). The Revolving Credit Agreement replaced the Company’s prior $80.0 million credit facility with JPMorgan Chase Bank, N.A., which matured in October 2021, in its entirety.

The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Eurocurrency Loans (at LIBOR plus an applicable margin). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over LIBOR multiplied by the aggregate face amount of outstanding letters of credit. As of October 1, 2022, the Company did not have any outstanding borrowings and had $3.0 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of October 1, 2022, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

8. Stockholders' Equity

Share Repurchase Program

On November 17, 2021, the Board of Directors authorized a common stock repurchase program of up to $150.0 million. During the fiscal year ended October 1, 2022, the Company repurchased 6,578,973 shares for an aggregate purchase price of $150.0 million at an average price of $22.80 per share under the repurchase program. As of October 1, 2022, the Company fully utilized the amount available under this stock repurchase program.

Treasury stock during the fiscal year ended October 1, 2022, included shares withheld to satisfy employees' tax withholding requirements in connection with vesting of RSUs. Additionally, during the fiscal year ended October 1, 2022, the Company retired 6,859,215 shares of treasury stock. The Company accounts for the retirement of treasury stock by deducting its par value from common stock and reflecting any excess of cost over par value as a deduction from additional paid-in-capital on the consolidated balance sheets.

9. Stock-Based Compensation

2018 Equity Incentive Plan

In July 2018, the Board of Directors (the "Board") adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective in connection with the Company's initial public offering ("IPO"). The number of shares reserved for issuance under

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the 2018 Plan increases automatically on January 1 of each year beginning in 2019 and continuing through 2028 by a number of shares of common stock equal to the lesser of (x) 5% of the total outstanding shares of the Company’s common stock and common stock equivalents as of the immediately preceding December 31 (rounded to the nearest whole share) and (y) a number of shares determined by the Company's the Board. As of October 1, 2022, there were 38,593,443 shares reserved for future issuance under the 2018 Plan.

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

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at October 2, 2021	14,545,239	$12.86	5.1	$282,141
Exercised	(3,570,150)	$11.32
Expired	(340)	$2.50
Forfeited	(171,867)	$12.69
Outstanding at October 1, 2022	10,802,882	$13.37	4.5	$10,956
At October 1, 2022
Options exercisable	10,340,382	$13.29	4.4	$10,886
Options vested and expected to vest	10,794,122	$13.37	4.5	$10,953

The Company granted no options in fiscal 2022, 2021 and 2020. Options vested in fiscal 2022, 2021 and 2020, respectively, have a fair value of $6.6 million, $10.8 million, and $27.4 million.

The total intrinsic value of stock options exercised was $58.0 million, $242.7 million and $40.1 million for fiscal 2022, 2021 and 2020, respectively.

As of October 1, 2022, and October 2, 2021, the Company had $0.4 million and $6.2 million, respectively, of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted-average period of 0.2 years and 0.9 years, respectively.

The Company’s policy for issuing stock upon stock option exercise is to issue new common stock.

Restricted Stock Units

Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. RSUs vest quarterly over the service period, which is generally four years with certain awards subject to an initial annual cliff vest. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 2, 2021	9,283,525	$12.64	$299,487
Granted	4,287,612	$27.97
Released	(4,255,643)	$14.00
Forfeited	(1,007,317)	$17.65
Outstanding at October 1, 2022	8,308,177	$19.25	$115,484
At October 1, 2022
Units expected to vest	7,168,277	$18.93	$99,639

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of October 1, 2022 and October 2, 2021, the Company had $120.6 million and $90.0 million of unrecognized stock-based compensation expense related to RSUs, each of which are expected to be recognized over a weighted-average period of 2.5 years.

Performance Stock Units

Pursuant to the 2018 Plan, the Company has issued and may issue certain PSUs that vest on the satisfaction of service and performance conditions. PSUs vest upon satisfaction of service and performance conditions. The number of shares vested at the end of the performance period are based on the extent to which the corresponding performance goals have been achieved. The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 2, 2021	158,521	$22.81	$5,114
Granted	252,296	$29.71
Forfeited	(12,740)	$29.91
Outstanding at October 1, 2022	398,077	$26.96	$5,533

As of October 1, 2022 and October 2, 2021, the Company had $0.4 million and $3.6 million of unrecognized stock-based compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 0.6 and 1.2 years, respectively.

Stock-based Compensation

Total stock-based compensation expense by function category was as follows:

	October 1, 2022	October 2, 2021	October 3, 2020
(In thousands)
Cost of revenue	$1,620	$988	$1,106
Research and development	30,724	25,075	23,439
Sales and marketing	15,335	13,570	14,359
General and administrative	27,961	22,494	18,706
Total stock-based compensation expense	$75,640	$62,127	$57,610

10. Income Taxes

The Company’s income (loss) before provision for (benefit from) income taxes for fiscal 2022, 2021 and 2020 were as follows:

	October 1, 2022	October 2, 2021	October 3, 2020
(In thousands)
Domestic	$54,609	$126,810	$(15,194)
Foreign	14,121	30,115	(4,889)
Income (loss) before provision for (benefit from) income taxes	$68,730	$156,925	$(20,083)

Components of the provision for (benefit from) income taxes consisted of the following:

	October 1, 2022	October 2, 2021	October 3, 2020
(In thousands)
Current:
U.S. Federal	$—	$—	$(1,388)
U.S. State	483	440	724
Foreign	3,401	6,216	1,220
Total current	3,884	6,656	556

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred:
U.S. Federal	(1,459)	—	—
U.S. State	(21)	—	—
Foreign	(1,057)	(8,326)	(524)
Total deferred	(2,537)	(8,326)	(524)
Provision for (benefit from) income taxes	$1,347	$(1,670)	$32

The Company is subject to income taxes in the United States and foreign jurisdictions in which it operates. The Company’s tax provision is impacted by the jurisdictional mix of earnings as its foreign subsidiaries have statutory tax rates different from those in the United States.

Components of the Company’s deferred income tax assets and liabilities are as follows:

	October 1, 2022	October 2, 2021
(In thousands)
Deferred tax assets
Accrued expenses and reserves	$8,872	$18,601
Deferred revenue	14,170	13,915
U.S. net operating loss carryforwards	26,363	25,284
Foreign net operating loss carryforwards	7,702	13,240
Research & development tax credit carryforwards	92,487	77,607
Stock-based compensation	9,261	9,082
Operating lease liability	7,717	9,908
Capitalized research & development	9,420	3,409
Other capitalized costs	3,799	4,622
Depreciation	2,239	1,843
Other	182	428
Total deferred tax assets	182,212	177,939
Valuation allowance	(162,267)	(155,978)
Deferred tax assets, net of valuation allowance	19,945	21,961
Deferred tax liabilities
Tax accounting method change	—	(962)
Right-of-use asset	(5,940)	(7,388)
Intangibles	(22,125)	(5,833)
Other	(14)	(144)
Total deferred tax liabilities	(28,079)	(14,327)
Net deferred tax assets (liabilities)	$(8,134)	$7,634

Reported as
Deferred tax assets	$1,508	$10,028
Deferred tax liabilities	(9,642)	(2,394)
Net deferred tax assets (liabilities)	$(8,134)	$7,634

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

During the fiscal year ended October 1, 2022, the Company determined that the net deferred tax assets of certain of our non-U.S. subsidiaries were more-likely-than-not realizable and released valuation allowance totaling $7.3 million as an income tax benefit. The Company determined that the valuation allowance releases were appropriate as sufficient positive evidence, notably fiscal 2022 profits and forecasted future taxable income in each jurisdiction, outweighed the available negative evidence. It is possible that within the next

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12 months there may be sufficient positive evidence to release a portion or all of the remaining valuation allowance in the U.S. and certain foreign jurisdictions. Release of the remaining valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the United States and certain other foreign entities and jurisdictions.

As of October 1, 2022, the Company had gross U.S. federal net operating loss carryforwards of $105.8 million, of which $74.7 million have an indefinite life and $31.1 million expire beginning in 2035, gross state net operating loss carryforwards of $65.5 million, which expire beginning in 2027, and gross foreign net operating loss carryforwards of $41.7 million with an indefinite life. As of October 1, 2022, the Company also had gross federal and state research and development tax credit carryforwards of $70.0 million and $48.1 million, respectively. The federal research and development tax credits will begin to expire in 2025, and the state research and development tax credits will begin to expire in 2024.

Because of the change of ownership provisions of Sections 382 and 383 of the Internal Revenue Code, and similar state provisions, use of a portion of the Company’s U.S. federal and state net operating loss and research and development tax credit carryforwards may be limited in future periods if there are future changes in ownership. Further, a portion of the carryforwards may expire before being applied to reduce future taxable income and income tax liabilities if sufficient taxable income is not generated in future periods.

The following table summarizes changes in the valuation allowance for fiscal 2022, 2021 and 2020:

	October 1, 2022	October 2, 2021	October 3, 2020
(In thousands)
Beginning balance	$155,978	$113,939	$95,088
Increase during the period	13,841	49,791	18,851
Decrease during the period	(7,552)	(7,752)	—
Ending balance	$162,267	$155,978	$113,939

Reconciliation of U.S. statutory federal income taxes to the Company’s provision for (benefit from) income taxes is as follows:

	October 1, 2022	October 2, 2021	October 3, 2020
(In thousands)
U.S. federal income taxes at statutory rate	$14,433	$32,954	$(4,217)
U.S. state and local income taxes, net of federal benefit and state credits	(2,594)	(9,473)	(2,798)
Foreign income tax rate differential	970	1,430	(75)
Stock-based compensation	(15,532)	(47,496)	869
Federal research and development tax credits	(8,983)	(21,535)	(8,012)
Unrecognized federal tax benefits	(2,482)	4,041	815
Change in tax rate	5,013	(2,681)	—
Global intangible low taxed income, net of foreign tax credits	290	—	—
162(m) executive compensation limitation	2,574	—	—
Base erosion and anti-abuse tax	—	—	(781)
Other	1,079	(565)	598
Change in valuation allowance	6,579	41,655	13,633
Provision for income taxes	$1,347	$(1,670)	$32

Change in gross unrecognized tax benefits, excluding interest and penalties, as a result of uncertain tax positions are as follows:

	October 1, 2022	October 2, 2021	October 3, 2020
(In thousands)
Beginning balance	$21,252	$14,721	$12,527
Decrease - tax positions in prior periods	(6,039)	(4)	(768)
Increase - tax positions in current periods	1,808	6,535	2,962

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Ending balance	$17,021	$21,252	$14,721

The Company does not anticipate changes to its unrecognized benefits within the next 12 months that would result in a material change to the Company’s financial position. The unrecognized tax benefits as of October 1, 2022, would have no impact on the effective tax rate if recognized.

The Company conducts business in a number of jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. U.S. federal income tax returns for the 2018 tax year and earlier are no longer subject to examination by the U.S. Internal Revenue Service (the "IRS"). All U.S. federal and state net operating losses as well as research and development tax credits generated to date, including 2018 and earlier, used in open tax years are subject to adjustment by the IRS and state tax authorities.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. There were no accrued interest or penalties as of October 1, 2022, and October 2, 2021.

As of October 1, 2022, the Company continues to assert that the unremitted earnings in our foreign subsidiaries are permanently reinvested and therefore no deferred taxes or withholding taxes have been provided. If, in the future, the Company decides to repatriate its $7.2 million of undistributed earnings from these subsidiaries in the form of dividends or otherwise, the Company could be subject to withholding taxes payable at that time. Outside basis differences in the Company's foreign subsidiaries including unremitted earnings and any related taxes are not material.
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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	October 1, 2022	October 2, 2021	October 3, 2020
(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$67,383	$158,595	$(20,115)
Denominator:
Weighted-average shares of common stock - basic	127,691,030	122,245,212	109,807,154
Effect of potentially dilutive stock options	5,472,807	10,120,238	—
Effect of RSUs	4,385,406	7,875,245	—
Effect of PSUs	212,835	68,457	—
Weighted-average shares of common stock—diluted	137,762,078	140,309,152	109,807,154

Net income (loss) per share attributable to common stockholders:
Basic	$0.53	$1.30	$(0.18)
Diluted	$0.49	$1.13	$(0.18)

The following potentially dilutive shares as of the end of each period presented were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	October 1, 2022	October 2, 2021	October 3, 2020
Stock options to purchase common stock	6,877,530	9,030,004	33,503,698
Restricted stock units	5,041,645	3,505,140	9,225,127

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Performance stock units	88,672	55,586	—
Total	12,007,847	12,590,730	42,728,825

12. Business Combinations

During the first quarter of fiscal 2022, the Company completed two acquisitions for a combined aggregate cash consideration of approximately $27.1 million. The acquisitions brought talented employees and strategic intellectual property ("IP") to enhance the experience of Sonos products. The Company accounted for these transactions as business combinations and allocated the purchase consideration to assets acquired and liabilities assumed. In aggregate, $0.2 million was attributed to net assets acquired, $6.2 million to intangible assets, $1.5 million in deferred tax liabilities, and $22.2 million to goodwill. The goodwill recognized was primarily attributable to the assembled workforce and expected post-acquisition synergies from these acquisitions. Goodwill is not deductible for tax purposes. The transaction costs associated with the acquisitions were not material and were expensed as incurred, as general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company's consolidated financial statements, either individually or in the aggregate.

On April 8, 2022, the Company completed the acquisition of 100% of the equity interests of Mayht, a Netherlands-based company that has invented a new approach to audio transducers. The acquisition brought a talented group of employees and strategic technology that is expected to enable the Company to transform its product portfolio. The total purchase price consideration of the acquisition of Mayht was $99.3 million paid in cash. The Company accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed, with $72.2 million in intangible assets, $16.8 million in net liabilities assumed, and $43.9 million in estimated goodwill. The estimated fair value of acquired in process research and development intangible assets was determined using an income model valuation approach. Assumptions used in the determination of the fair value of the acquired in-process research and development intangible assets include revenue pricing and volume forecasts, revenue growth rate, and discount rate. The goodwill recognized was primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Mayht’s technology into the Company's products. The goodwill is not deductible for income tax purposes.

The results of Mayht’s operations have been included in, but are not material to, the Company's consolidated results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's consolidated statement of operations and comprehensive income (loss). One-time acquisition-related costs of $1.0 million were expensed as general and administrative expenses as incurred.

Additional information, such as that related to income tax and other contingencies, existing as of the acquisition date but unknown to the Company may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

13. Commitments and Contingencies

Commitments to suppliers

The Company utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information the Company supplies, which typically covers the fiscal year. Consistent with industry practice, the Company acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover the Company's forecasted product and manufacturing requirements for periods that range a number of months. In certain instances, these agreements allow the Company the option to cancel, reschedule, and/or adjust our requirements based on its business needs for a period of time before the order is due to be fulfilled. While the Company's purchase orders are legally cancellable in some situations, there are many which are not cancellable in the event of a demand plan change or other circumstances, such as where the supplier has procured unique, Sonos-specific designs, and/or specific non-cancellable, non-returnable components based on our provided forecasts.

As of October 1, 2022, the Company's commitments to suppliers were estimated to be approximately $360 million, the majority of which is expected to be paid in the next two years, with approximately $185 million to $220 million expected to be paid in the next twelve months. These commitments are related to electrical components that can be specific to Sonos products, and for which the Company typically participates in negotiations directly with the suppliers, and comprised 1) contractual obligations to third-party manufacturers and suppliers, 2) the inventory owned by contract manufacturers procured to manufacture Sonos products, and 3) purchase commitments made by contract manufacturers to their upstream suppliers.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company’s Lawsuits Against Google:

On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement by Alphabet and Google of certain Sonos patents related to its smart speakers and related technology. The counterpart lawsuit is stayed pending completion of the ITC investigation and appeal thereof. The ITC concluded its investigation in January 2022, finding all five of the Company’s asserted patents to be valid and infringed by Google, and further finding that one redesign per patent proposed by Google would avoid infringement. The ITC issued a limited exclusion order and a cease-and-desist order with respect to Google’s infringing products. The outcome of the ITC investigation is currently being appealed by the Company and Google.

On September 29, 2020, the Company filed another lawsuit against Google alleging infringement of additional Sonos patents and seeking monetary damages and other non-monetary relief. This suit is pending in U.S. District Court for the Northern District of California. In this lawsuit, Google has countersued the Company alleging breach of contract and conversion against the Company in connection with Google and the Company’s collaboration in 2013. The Company disputes the claims and intends to defend these claims during the case. In this lawsuit, the judge has already concluded that Google infringes one asserted patent and that patent is not invalid. The judge has also ruled that another asserted patent is not infringed by Google and is invalid. This lawsuit is expected to conclude with a jury trial in May 2023.

On December 1, 2020, the Company filed a lawsuit against two Google foreign subsidiaries in the regional court of Hamburg, Germany, alleging infringement of a Sonos patent seeking non-monetary relief. The Company has since withdrawn this action after having received some preliminary relief.

Google’s Lawsuits Against the Company:

On June 11, 2020, Google filed a lawsuit in the U.S. District Court for the Northern District of California against the Company alleging infringement by the Company of five Google patents and seeking monetary damages and other non-monetary relief. Four of these patents have since been found invalid by the Court or by the U.S. Patent and Trademark Office at the Company’s urging, or have been withdrawn from the case by Google. In this lawsuit, one patent remains asserted against the Company. No trial date is set.

On June 12, 2020, Google filed lawsuits in District Court Munich I against Sonos Europe B.V. and Sonos, Inc., alleging infringement of two Google patents seeking monetary damages and an injunction preventing sales of allegedly infringing products. In March 2021, the District Court Munich stayed the case for infringement of one Google patent pending the outcome of a nullity action concerning the validity of that patent. In June 2021, the Munich court issued a decision dismissing Google's complaint regarding the other Google patent for lack of infringement by the Company. Google has appealed the Munich court's ruling, which is pending.

On August 21, 2020, Google filed a lawsuit against the Company in Canada alleging infringement of one Google patent. On July 26, 2022, the Canadian court ruled that the Company does not infringe this patent after a trial on the merits. Google has appealed the Canadian’s court’s ruling, which is pending.

On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in France, alleging infringement of two Google patents seeking monetary damages and an injunction preventing sales of allegedly infringing products. In February 2021, Google withdrew its infringement allegations regarding one patent in view of prior art brought to the attention of the court by the Company. In March 2022, the French trial court ruled for the Company on Google's other asserted patent. Google has appealed the French trial court's ruling, which is pending.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in the Netherlands alleging infringement of a Google patent seeking an injunction preventing sales of allegedly infringing products. In October, 2022, the Netherlands court ruled that the Company does not infringe Google’s patent.

In September 2020, Google filed a lawsuit against Sonos Europe B.V. in the Netherlands, alleging infringement of a Google patent seeking an injunction preventing sales of allegedly infringing products. In February 2022, the Court rejected Google's claims concerning this patent. Google has appealed this decision, which is pending.

On August 8, 2022, Google filed two complaints with the ITC against the Company and two counterpart lawsuits in the Northern District of California against the Company, collectively alleging infringement by the Company of seven Google patents generally related to wireless charging, device setup, and voice control, and seeking monetary damages and other non-monetary relief. The ITC investigations are currently pending while the counterpart lawsuits are stayed pending completion of the ITC investigations. The ITC has terminated the investigation as to one Google patent as a result of imminent expiration of that Google patent. One of the two ITC investigations is scheduled for an oral hearing in June 2023 and scheduled for a final decision in January 2024, while the other of the two ITC investigations is scheduled for an oral hearing in July 2023 and scheduled for a final decision in May 2024.

Implicit

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of October 1, 2022.

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

For fiscal 2022 and 2021, the Company recognized $15.8 million and $18.3 million, respectively, in refunds based upon acceptance of the Company's refund request, recognized as a reduction to cost of revenue. As of October 1, 2022, the remaining refunds the Company expected to recover totaled approximately $10.1 million, for tariffs paid from September 2019 through December 2020, and from October 12, 2021 through April 12, 2022. The Company did not record these potential refunds due to uncertainty of the timing of acceptance of approval, but such refunds will be recognized as a reduction to cost of revenue if and when acceptance occurs.

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

14. Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s unaudited quarterly financial information for each of the four quarters of 2022 and 2021 (the sum of quarterly periods may not equal full-year amounts due to rounding):

	Three Months Ended
	October 1, 2022	July 2, 2022	April 2, 2022	January 1, 2022
(In thousands, except per share amounts)
Revenue	$316,290	$371,783	$399,781	$664,481
Gross profit	124,099	175,848	179,034	317,385
Net income (loss)	(64,067)	(597)	8,566	123,481
Net income (loss) per share - basic	$(0.50)	$0.00	$0.07	$0.97
Net income (loss) per share - diluted	$(0.50)	$0.00	$0.06	$0.87

	Three Months Ended
	October 2, 2021	July 3, 2021	April 3, 2021	January 2, 2021
(In thousands, except per share amounts)
Revenue	$359,539	$378,672	$332,949	$645,584
Gross profit	166,931	177,861	165,776	299,425
Net income (loss)	(8,744)	17,826	17,221	132,292
Net income (loss) per share - basic	$(0.07)	$0.14	$0.14	$1.14
Net income (loss) per share - diluted	$(0.07)	$0.12	$0.12	$1.01

15. Subsequent Event

On November 16, 2022, the Company announced that its Board of Directors has authorized a common stock repurchase program of up to $100.0 million.

SONOS, INC.

Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of October 1, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of October 1, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).

Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of October 1, 2022, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 1, 2022.

The effectiveness of our internal control over financial reporting as of October 1, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2022, we transitioned to our new ERP system as our system of record for financial reporting, which included changes to certain financial processes impacting key controls related to our internal controls over financial reporting. We believe we have maintained appropriate internal control over financial reporting during the implementation and believe this new system will strengthen our internal control environment. However, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting. There were no other changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended October 1, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions "Board of Directors and Corporate Governance," "Proposal One: Election of Directors," "Executive Officers" and "Delinquent Section 16(a) Reports" included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended October 1, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the captions “Board of Directors and Corporate Governance” and "Executive Compensation" in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended October 1, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions "Equity Compensation Plan Information" and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended October 1, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions "Board of Directors and Corporate Governance" and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended October 1, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended October 1, 2022, and is incorporated herein by reference.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-38603	3.1	9/11/2018
3.2	Restated Bylaws	10-Q	001-38603	3.2	9/11/2018
4.1	Form of Common Stock Certificate	S-1	333-226076	4.01	7/6/2018
4.2	Amended and Restated Investor Rights Agreement, dated as of July 18, 2012, by and among the Registrant and certain investors of the Registrant	S-1	333-226076	4.02	7/6/2018
4.3	Description of Securities	10-K	001-38603	4.3	11/26/19
10.1+	Form of Indemnification Agreement entered into between Sonos, Inc. and each of its directors and executive officers	S-1	333-226076	10.01	7/6/2018
10.2+	2003 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-226076	10.02	7/6/2018
10.3+	2018 Equity Incentive Plan and forms of agreement thereunder	10-Q	001-38603	10.1	8/12/2021
10.4+	2018 Employee Stock Purchase Plan and form of subscription agreement	S-1	333-226076	10.04	7/6/2018
10.5+	Offer Letter between Patrick Spence and the Registrant, dated May 25, 2012	S-1	333-226076	10.05	7/6/2018
10.6+	Offer Letter between Brittany Bagley and the Registrant, dated March 29, 2019	10-Q	001-38603	10.1	5/10/2019
10.7†	Manufacturing Agreement between Inventec Appliances Corporation and the Registrant, dated September 4, 2014, as amended	S-1	333-226076	10.08	7/6/2018

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.8+	Offer Letter between Nicholas Millington and the Registrant, dated February 27, 2003	10-K	001-38603	10.9	11/28/2018
10.9+	Offer Letter between Matthew Siegel and the Registrant, dated August 15, 2017	10-K	001-38603	10.10	11/28/2018
10.10+	Executive Incentive Plan	10-Q	001-38603	10.1	2/7/2019
10.11+	Performance Share Award Agreement between Patrick Spence and the Registrant, dated May 28, 2020	10-Q	001-38603	10.1	8/6/2020
10.12+	Offer Letter between Edward Lazarus and the Registrant, dated December 5, 2018	10-Q	001-38603	10.1	2/6/2020
10.13+	Form of Performance Share Award Agreement under 2018 Equity Incentive Plan	10-Q	001-38603	10.1	2/11/2021
10.14+	Letter Agreement between Anna Fraser and the Registrant, dated September 5, 2022					X
21.1	List of subsidiaries of the Registrant	S-1	333-226076	21.01	7/6/2018
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)					X

* Furnished and not filed.

+ Indicates a management contract or compensatory plan or arrangement.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

† Confidential treatment has been granted with respect to portions of this exhibit.

Item 16. Form 10-K Summary

None.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Sonos, Inc.

Date: November 23, 2022	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 23, 2022	By:	/s/ Eddie Lazarus
Eddie Lazarus
Chief Financial Officer and Chief Legal Officer
(Principal Financial Officer)
Date: November 23, 2022	By:	/s/ Chris Mason
Chris Mason
SVP, Finance and Chief Accounting Officer
(Principal Accounting Officer)

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Patrick Spence, Eddie Lazarus, Chris Mason, and each of them, such individual’s true and lawful attorneys-in-fact and agents with full power of substitution, for such individual and in such individual’s name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such individual might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick Spence	Chief Executive Officer and Director	November 23, 2022
Patrick Spence	(Principal Executive Officer)

/s/ Eddie Lazarus	Chief Financial Officer and Chief Legal Officer	November 23, 2022
Eddie Lazarus	(Principal Financial Officer)

/s/ Chris Mason	SVP, Finance and Chief Accounting Officer	November 23, 2022
Chris Mason	(Principal Accounting Officer)

/s/ Karen Boone	Director	November 23, 2022
Karen Boone

/s/ Joanna Coles	Director	November 23, 2022
Joanna Coles

/s/ Thomas Conrad	Director	November 23, 2022
Thomas Conrad

/s/ Deirdre Findlay	Director	November 23, 2022
Deirdre Findlay

/s/ Julius Genachowski	Director	November 23, 2022
Julius Genachowski

/s/ Panos Panay	Director	November 23, 2022
Panos Panay

/s/ Michelangelo Volpi	Director and Chairperson of the Board of Directors	November 23, 2022
Michelangelo Volpi