Form 10-Q
period 2022-12-31
Sonos Inc
filed 2023-02-09
CIK 1314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of January 31, 2023, the registrant had 127,347,882 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SONOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except par values)

	As of
	December 31, 2022	October 1, 2022
Assets
Current assets:
Cash and cash equivalents	$431,533	$274,855
Accounts receivable, net of allowances	109,703	101,206
Inventories	306,056	454,288
Prepaids and other current assets	34,765	37,042
Total current assets	882,057	867,391
Property and equipment, net	85,068	86,168
Operating lease right-of-use assets	25,894	28,329
Goodwill	80,941	77,300
Intangible assets, net
In-process research and development	70,640	64,680
Other intangible assets	24,705	26,384
Deferred tax assets	1,416	1,508
Other noncurrent assets	36,154	36,628
Total assets	$1,206,875	$1,188,388

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$236,037	$335,758
Accrued expenses	138,344	109,290
Accrued compensation	26,430	23,624
Deferred revenue, current	19,560	27,318
Other current liabilities	57,268	39,649
Total current liabilities	477,639	535,639
Operating lease liabilities, noncurrent	22,318	25,596
Deferred revenue, noncurrent	62,421	56,152
Deferred tax liabilities	10,415	9,642
Other noncurrent liabilities	728	846
Total liabilities	573,521	627,875

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	130	130
Treasury stock	(35,047)	(50,896)
Additional paid-in capital	606,420	617,390
Retained earnings (accumulated deficit)	72,674	(2,514)
Accumulated other comprehensive loss	(10,823)	(3,597)
Total stockholders’ equity	633,354	560,513
Total liabilities and stockholders’ equity	$1,206,875	$1,188,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	December 31, 2022	January 1, 2022
Revenue	$672,579	$664,481
Cost of revenue	387,522	347,096
Gross profit	285,057	317,385
Operating expenses
Research and development	76,940	61,330
Sales and marketing	78,696	83,736
General and administrative	43,117	39,725
Total operating expenses	198,753	184,791
Operating income	86,304	132,594
Other income (expense), net
Interest income	1,967	33
Interest expense	(158)	(98)
Other income (expense), net	23,576	(1,402)
Total other income (expense), net	25,385	(1,467)
Income before provision for income taxes	111,689	131,127
Provision for income taxes	36,501	7,646
Net income	$75,188	$123,481

Net income attributable to common stockholders:
Basic and diluted	$75,188	$123,481

Net income per share attributable to common stockholders:
Basic	$0.59	$0.97
Diluted	$0.57	$0.87

Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	127,212,245	127,662,826
Diluted	131,502,986	142,322,448

Total comprehensive income
Net income	75,188	123,481
Change in foreign currency translation adjustment	(7,226)	(360)
Comprehensive income	$67,962	$123,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited, in thousands, except share amounts)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at October 1, 2022	129,823,663	$130	$617,390	(3,154,940)	$(50,896)	$(2,514)	$(3,597)	$560,513
Issuance of common stock pursuant to equity incentive plans	1,973,506	2	8,101	—	—	—	—	8,103
Retirement of treasury stock	(2,293,416)	(2)	(39,266)	2,293,416	39,268	—	—	—
Repurchase of common stock	—	—	—	(849,806)	(15,043)	—	—	(15,043)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	—	—	—	(470,585)	(8,376)	—	—	(8,376)
Stock-based compensation expense	—	—	20,195	—	—	—	—	20,195
Net income	—	—	—	—	—	75,188	—	75,188
Change in foreign currency translation adjustment	—	—	—	—	—	—	(7,226)	(7,226)
Balance at December 31, 2022	129,503,753	$130	$606,420	(2,181,915)	$(35,047)	$72,674	$(10,823)	$633,354

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at October 2, 2021	128,857,085	$129	$690,462	(1,871,812)	$(50,276)	$(69,897)	$(1,376)	$569,042
Issuance of common stock pursuant to equity incentive plans	2,030,373	2	13,230	—	—	—	—	13,232
Retirement of treasury stock	(1,010,286)	(1)	(38,647)	1,010,286	38,648	—	—	—
Repurchase of common stock	—	—	—	(1,032,249)	(31,365)	—	—	(31,365)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	—	—	—	(344,198)	(11,882)	—	—	(11,882)
Stock-based compensation expense	—	—	17,459	—	—	—	—	17,459
Net income	—	—	—	—	—	123,481	—	123,481
Change in foreign currency translation adjustment	—	—	—	—	—	—	(360)	(360)
Balance at January 1, 2022	129,877,172	$130	$682,504	(2,237,973)	$(54,875)	$53,584	$(1,736)	$679,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	December 31, 2022	January 1, 2022
Cash flows from operating activities
Net income	$75,188	$123,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,132	9,217
Stock-based compensation expense	20,195	17,459
Other	6,797	1,139
Deferred income taxes	167	14
Foreign currency transaction (gains) losses	(17,700)	494
Changes in operating assets and liabilities:
Accounts receivable, net	(7,286)	(79,000)
Inventories	143,144	(21,800)
Other assets	2,463	4,086
Accounts payable and accrued expenses	(65,917)	185,127
Accrued compensation	2,249	(49,094)
Deferred revenue	(3,950)	(13,510)
Other liabilities	15,804	2,321
Net cash provided by operating activities	182,286	179,934
Cash flows from investing activities
Purchases of property and equipment, and intangible assets	(14,689)	(6,355)
Cash paid for acquisitions, net of acquired cash	—	(27,101)
Net cash used in investing activities	(14,689)	(33,456)
Cash flows from financing activities
Payments for debt issuance costs	—	(929)
Payments for repurchase of common stock	(15,043)	(31,365)
Proceeds from exercise of common stock options	8,103	13,232
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(8,376)	(11,882)
Net cash used in financing activities	(15,316)	(30,944)
Effect of exchange rate changes on cash and cash equivalents	4,397	(1,218)
Net increase in cash and cash equivalents	156,678	114,316
Cash and cash equivalents
Beginning of period	274,855	640,101
End of period	$431,533	$754,417
Supplemental disclosure
Cash paid for interest	$111	$23
Cash paid for taxes, net of refunds	$1,903	$413
Cash paid for amounts included in the measurement of lease liabilities	$2,190	$3,410
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$2,030	$5,499
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,246

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

Basis of presentation and preparation

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet as of October 1, 2022, has been derived from the audited consolidated financial statements of the Company.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual financial statements. They should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2022, (the “Annual Report”), filed with the SEC on November 23, 2022.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three months ended December 31, 2022, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. The three months ended December 31, 2022, and January 1, 2022, spanned 13 weeks each. As used in this Quarterly Report on Form 10-Q, “fiscal 2023” refers to the fiscal year ending September 30, 2023, “fiscal 2022” refers to the fiscal year ended October 1, 2022, "fiscal 2021” refers to the fiscal year ended October 2, 2021, and "fiscal 2020" refers to the fiscal year ended October 3, 2020.

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

Recent accounting pronouncements pending adoption

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, and then issued subsequent amendments to the initial guidance under ASU No. 2021-01 and ASU No. 2022-06 (collectively Topic 848). Topic 848 provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, derivatives, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, derivatives, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. Topic 848 is currently effective and upon adoption may be applied prospectively to contract modifications and hedging relationships made on or before December 31, 2024. The Company is currently evaluating the pronouncement to determine the impact it may have on the Company's consolidated financial statements.

3. Fair Value Measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment.

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of December 31, 2022, and October 1, 2022:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$302,799	$—	$—	$302,799

	October 1, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$187,170	$—	$—	$187,170

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

4. Revenue and Geographic Information

Disaggregation of revenue

Revenue is attributed to each region based on ship-to address, and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region. Revenue by region is as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
(In thousands)
Americas	$396,565	$373,813
Europe, Middle East and Africa (“EMEA”)	240,439	245,482
Asia Pacific (“APAC”)	35,575	45,186
Total revenue	$672,579	$664,481

Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
(In thousands)
United States	$365,974	$347,646
Other countries	306,605	316,835
Total revenue	$672,579	$664,481

Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
(In thousands)
Sonos speakers	$539,196	$501,886
Sonos system products	114,434	134,745
Partner products and other revenue	18,949	27,850
Total revenue	$672,579	$664,481

5. Balance Sheet Components

Accounts receivable, net of allowances

Accounts receivable, net of allowances, consist of the following:

	December 31, 2022	October 1, 2022
(In thousands)
Accounts receivable	$141,587	$127,523
Allowance for credit losses	(3,129)	(2,744)
Allowance for sales incentives	(28,755)	(23,573)
Accounts receivable, net of allowances	$109,703	$101,206

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Inventories

Inventories, net, consist of the following:

	December 31, 2022	October 1, 2022
(In thousands)
Finished goods	$260,734	$406,657
Component parts	45,322	47,631
Inventories	$306,056	$454,288

The Company writes down inventory as a result of excess and obsolete inventories or when it believes that the net realizable value of inventories is less than the carrying value. As of December 31, 2022, and October 1, 2022, inventory write-downs were $15.2 million and $8.8 million, respectively.

Goodwill

The following table presents the changes in carrying amount of goodwill during the three months ended December 31, 2022:

(In thousands)
Balance as of October 1, 2022	$77,300
Effect of exchange rate changes on goodwill	3,641
Balance as of December 31, 2022	$80,941

Intangible assets

The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impact of FX	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Trade name	$451	$(52)	$(7)	$392	5.25
Technology-based	31,480	(7,167)	—	24,313	5.36
Total finite-lived intangible assets	31,931	(7,219)	(7)	24,705	5.36
In-process research and development not subject to amortization	71,759	—	(1,119)	70,640
Total intangible assets	$103,690	$(7,219)	$(1,126)	$95,345

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The following table summarizes the estimated future amortization expense of the Company's intangible assets as of December 31, 2022:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2023	$4,478
2024	5,970
2025	3,369
2026	3,040
2027	3,025
2028 and there after	4,823
Total future amortization expense	$24,705

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the condensed consolidated statements of operations and comprehensive income. Beginning in fiscal 2020, and continuing through April 2022, the Company conducted activities to replace its legacy enterprise resource management system in order to accommodate the Company's expanding operations. In May 2022, the Company went live with its implementation of a new enterprise resource planning ("ERP") system. Capitalized costs, net of accumulated amortization, were $20.7 million and $21.7 million as of December 31, 2022, and October 1, 2022, respectively, and are reported as a component of other noncurrent assets on the Company's condensed consolidated balance sheets. Amortization expenses for implementation costs for cloud-based computing arrangements for three months ended December 31, 2022 were $1.0 million. Accumulated amortization was $3.5 million and $2.5 million as of December 31, 2022, and October 1, 2022, respectively.

Accrued expenses

Accrued expenses consisted of the following:

	December 31, 2022	October 1, 2022
(In thousands)
Accrued taxes	$52,729	$7,081
Accrued inventory and supply chain costs	44,895	51,011
Accrued general and administrative expenses	21,124	21,634
Accrued advertising and marketing	12,893	21,292
Accrued product development	6,392	8,168
Other accrued payables	311	104
Total accrued expenses	$138,344	$109,290

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and cloud-based services. Recognition of revenue as of December 31, 2022, includes $9.2 million of deferred revenue from the fourth quarter of fiscal 2022, related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached, which was the first quarter of fiscal 2023. Recognition of revenue as of January 1, 2022, includes $18.8 million of deferred revenue from the fourth quarter of fiscal 2021, related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached, which was the first quarter of fiscal 2022.

The following table presents the changes in the Company’s deferred revenue for the three months ended December 31, 2022, and January 1, 2022:

	December 31, 2022	January 1, 2022
(In thousands)
Deferred revenue, beginning of period	$83,470	$89,498
Recognition of revenue included in beginning of period deferred revenue	(11,520)	(23,721)
Revenue deferred, net of revenue recognized on contracts in the respective period	10,031	9,801
Deferred revenue, end of period	$81,981	$75,578

The Company expects the following recognition of deferred revenue as of December 31, 2022:

	For the fiscal years ending
	2023	2024	2025	2026	2027 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$14,954	$17,507	$15,214	$12,830	$21,476	$81,981

Other current liabilities

Other current liabilities consist of the following:

	December 31, 2022	October 1, 2022
(In thousands)
Reserve for returns	$21,197	$18,263
Short-term operating lease liabilities	10,827	10,532
Warranty liability	9,917	5,771
Other	15,327	5,083
Total other current liabilities	$57,268	$39,649

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The following table presents the changes in the Company’s warranty liability for the three months ended December 31, 2022, and January 1, 2022:

	December 31, 2022	January 1, 2022
(In thousands)
Warranty liability, beginning of period	$5,771	$5,604
Provision for warranties issued during the period	6,177	5,359
Settlements of warranty claims during the period	(2,031)	(1,297)
Warranty liability, end of period	$9,917	$9,666

6. Debt

On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto (the “Revolving Credit Agreement”).

The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Eurocurrency Loans (at LIBOR plus an applicable margin). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over LIBOR multiplied by the aggregate face amount of outstanding letters of credit. As of December 31, 2022, the Company did not have any outstanding borrowings and had $3.0 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of December 31, 2022, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

7. Commitments and Contingencies

Commitments to suppliers

At December 31, 2022, the Company's commitments to suppliers were estimated to be approximately $260 million, the majority of which is expected to be paid in the next two years, with approximately $126 million to $150 million expected to be paid in the next twelve months. These commitments are related to electrical components that are specific to Sonos products, and for which the Company typically participates in negotiations directly with the suppliers, and included 1) contractual obligations to third-party manufacturers and suppliers, 2) the inventory owned by contract manufacturers procured to manufacture Sonos products, and 3) purchase commitments made by contract manufacturers to their upstream suppliers.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Legal proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of business, including claims relating to employee relations, business practices, and patent infringement. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability will be incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

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

On September 29, 2020, the Company filed another lawsuit against Google alleging infringement of additional Sonos patents and seeking monetary damages and other non-monetary relief. This suit is pending in the U.S. District Court for the Northern District of California. In this lawsuit, Google has countersued the Company alleging breach of contract and conversion against the Company in connection with Google and the Company’s collaboration in 2013. The Company disputes the claims and intends to defend these claims during the case. In this lawsuit, the judge has already concluded that Google infringes one asserted patent and that patent is not invalid. The judge has also ruled that another asserted patent is not infringed by Google and is invalid. This lawsuit is expected to be tried to a jury in May 2023.

On December 1, 2020, the Company filed a lawsuit against two Google foreign subsidiaries in the regional court of Hamburg, Germany, alleging infringement of a Sonos patent seeking non-monetary relief. The Company has since withdrawn this action after having received some preliminary relief.

Google’s Lawsuits Against the Company:

On June 11, 2020, Google filed a lawsuit in the U.S. District Court for the Northern District of California against the Company alleging infringement by the Company of five Google patents and seeking monetary damages and other non-monetary relief. Four of these patents have since been found invalid by the court or by the U.S. Patent and Trademark Office, or have been withdrawn from the case by Google. In this lawsuit, one patent remains asserted against the Company. No trial date is set.

On June 12, 2020, Google filed lawsuits in District Court Munich I against Sonos Europe B.V. and Sonos, Inc., alleging infringement of two Google patents and seeking monetary damages and an injunction preventing sales of allegedly infringing products. In March 2021, the District Court Munich stayed the case for infringement of one Google patent pending the outcome of a nullity action concerning the validity of that patent. In June 2021, the Munich court issued a decision dismissing Google's complaint regarding the other Google patent for lack of infringement by the Company. Google has appealed the Munich court's ruling, which is pending.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

On August 21, 2020, Google filed a lawsuit against the Company in Canada alleging infringement of one Google patent. On July 26, 2022, the Canadian court ruled that the Company does not infringe this patent after a trial on the merits. Google has appealed the Canadian court’s ruling, which is pending.

On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in France, alleging infringement of two Google patents and seeking monetary damages and an injunction preventing sales of allegedly infringing products. In February 2021, Google withdrew its infringement allegations regarding one patent in view of prior art brought to the attention of the court by the Company. In March 2022, the French trial court ruled for the Company on Google's other asserted patent. Google has appealed the French trial court's ruling, which is pending.

On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in the Netherlands alleging infringement of a Google patent seeking an injunction preventing sales of allegedly infringing products. In October 2022, the Netherlands court ruled that the Company does not infringe Google’s patent.

In September 2020, Google filed a lawsuit against Sonos Europe B.V. in the Netherlands, alleging infringement of a Google patent seeking an injunction preventing sales of allegedly infringing products. In February 2022, the Court rejected Google's claims concerning this patent. Google has appealed this decision, which is pending.

On August 8, 2022, Google filed two complaints with the ITC against the Company and two counterpart lawsuits in the Northern District of California against the Company, collectively alleging infringement by the Company of seven Google patents generally related to wireless charging, device setup, and voice control, and seeking monetary damages and other non-monetary relief. The ITC investigations are currently pending while the counterpart lawsuits are stayed pending completion of the ITC investigations. The ITC has terminated the investigation as to one Google patent as a result of imminent expiration of that Google patent. One of the two ITC investigations is scheduled for an oral hearing in June 2023 and scheduled for a final decision in January 2024, while the other of the two ITC investigations is scheduled for an oral hearing in July 2023 and scheduled for a final decision in May 2024. A range of loss, if any, associated with these matters is not probable or reasonably estimable as of December 31, 2022.

Implicit

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company infringed on two patents in this case. The Company denies the allegations. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of December 31, 2022.

The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

Tariff refunds

On May 13, 2020, the Company was granted a temporary exclusion from the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"), eliminating the tariffs on the Company's component products imported from China until August 31, 2020. The exclusion for the Company’s component products was not extended past August 31, 2020, with the Section 301 tariffs for our component products automatically reinstated on September 1, 2020. On July 23, 2020, the Company was granted a temporary exclusion from Section 301 tariffs, eliminating the tariffs on the Company’s core speaker products imported from China until August 31, 2020. These exemptions entitled the Company to refunds for tariffs paid from September 2019 through December 2020. On August 28, 2020, the United States Trade Representative ("USTR") granted an extension through December 31, 2020, of the exclusion for the Company’s core speaker products, with the Section 301 tariffs for our core speaker products automatically reinstated on January 1, 2021. On March 23, 2022, the Company was granted an exclusion extension from the

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Section 301 tariffs, eliminating tariffs on the Company’s core speaker products, including certain new product introductions, imported from China from April 13, 2022 through December 31, 2022. This exemption entitled the Company to refunds for tariffs paid from October 12, 2021 through April 12, 2022. On December 16, 2022, the USTR granted an extension through September 30, 2023, of the exclusion for the Company's core speaker products.

Tariff refund claims are subject to review and approval by the U.S. Customs and Border Protection. For the three months ended December 31, 2022, the Company recognized $4.4 million in refunds based upon acceptance of the Company's refund request, recognized as a reduction to cost of revenue. As of December 31, 2022, the remaining refunds the Company expected to recover totaled approximately $5.8 million, for tariffs paid from September 2019 through December 2020, and from October 12, 2021 through April 12, 2022. The Company did not record these potential refunds due to uncertainty of the timing of acceptance of approval, but such refunds will be recognized as a reduction to cost of revenue if and when acceptance occurs.

8. Stockholders' Equity

On November 16, 2022, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $100.0 million. During the three months ended December 31, 2022, the Company repurchased 849,806 shares for an aggregate purchase price of $15.0 million at an average price of $17.69 per share under the repurchase program. The Company had $85.0 million available for share repurchases under the repurchase program as of December 31, 2022.

Treasury stock during the three months ended December 31, 2022, included shares withheld to satisfy employees' tax withholding requirements in connection with vesting of stock awards. Additionally, during the three months ended December 31, 2022, the Company retired 2,293,416 shares of treasury stock.

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at October 1, 2022	10,802,882	$13.37	4.5	$10,956
Exercised	(730,376)	11.10
Forfeited	(20,943)	15.19
Outstanding at December 31, 2022	10,051,563	$13.53	4.2	$33,834
At December 31, 2022
Options exercisable	10,039,063	$13.54	4.2	$33,762
Options vested and expected to vest	10,051,332	$13.53	4.2	$33,833

As of December 31, 2022, and October 1, 2022, the Company had less than $0.1 million and had $0.4 million, respectively, of unrecognized stock-based compensation expense related to stock options, which are expected to be recognized over weighted-average periods of 0.1 and 0.2 years, respectively.

Restricted stock units ("RSU")

Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. RSUs vest quarterly over the service period, which is generally four years, with certain awards subject to an initial annual cliff vest. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 1, 2022	8,308,177	$19.25	$115,484
Granted	4,658,164	17.40
Released	(992,867)	15.97
Forfeited	(182,718)	18.95
Outstanding at December 31, 2022	11,790,756	$18.80	$199,264
At December 31, 2022
Units expected to vest	9,943,485	$18.66	$168,045

As of December 31, 2022, and October 1, 2022, the Company had $166.6 million and $120.6 million of unrecognized stock-based compensation expense related to RSUs, which are expected to be recognized over weighted-average periods of 2.8 and 2.5 years, respectively.

Performance stock units ("PSU")

Pursuant to the 2018 Plan, the Company has issued and may issue certain PSUs that vest on the satisfaction of service and performance conditions. The number of outstanding PSUs is based on the target number of share awards. The number of shares vested at the end of the performance period is based on achievement of performance conditions and may include adjustments to reflect the extent to which the corresponding performance goals have

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

been achieved. In the first quarter of fiscal 2023, the number of shares vested included performance achievement adjustments of a net reduction of 12,895 units. The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 1, 2022	398,077	$26.96	$5,533
Granted	249,370	17.54
Vested	(263,158)	26.26
Outstanding at December 31, 2022	384,289	$21.33	$6,494

As of December 31, 2022, and October 1, 2022, the Company had $3.5 million and $0.4 million of unrecognized stock-based compensation expense related to PSUs, which are expected to be recognized over weighted-average periods of 2.0 and 0.6 years, respectively.

Stock-based compensation

Total stock-based compensation expense by functional category was as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
(In thousands)
Cost of revenue	$570	$328
Research and development	9,151	6,738
Sales and marketing	4,113	3,647
General and administrative	6,361	6,746
Total stock-based compensation expense	$20,195	$17,459

10. Income Taxes

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the AETR, and if the estimated AETR changes, a cumulative adjustment is made in that quarter.

The Company recorded a provision for income taxes of $36.5 million and $7.6 million for the three months ended December 31, 2022, and January 1, 2022, respectively, related to U.S. and non-U.S. income taxes. For the three months ended December 31, 2022, the Company’s tax expense increased significantly when compared to the three months ended January 1, 2022, primarily due to the requirement to capitalize and amortize research and development expenses under Section 174 of the U.S. Internal Revenue Code (“Section 174”) effective the quarter ended December 31, 2022. This resulted in the Company recording significant U.S. current tax expense and no corresponding deferred tax benefit due to the valuation allowance maintained against its U.S. deferred tax assets. For the three months ended January 1, 2022, the Company excluded certain foreign jurisdictions from the calculation of the AETR as the Company anticipated an overall ordinary loss for which no tax benefit could be recognized. For the three months ended January 1, 2022, the Company's tax provision included a discrete income tax benefit of $3.2 million for the release of a portion of the Company's U.S. valuation allowance because of an acquisition in the quarter and U.S. share-based compensation.

For the three months ended December 31, 2022, the Company maintained a full valuation allowance on its deferred tax assets in the U.S. and certain other non-US entities due to a history of operating losses. It is possible

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

that within the next 12 months there may be sufficient positive evidence to release a portion or all of the valuation allowance. Release of the valuation allowance in the U.S. and certain other non-US entities would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S. and certain other non-US entities.

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

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders:

	Three Months Ended
	December 31, 2022	January 1, 2022
(In thousands, except share and per share data)
Numerator:
Net income attributable to common stockholders - basic and diluted	$75,188	$123,481
Denominator:
Weighted-average shares of common stock—basic	127,212,245	127,662,826
Effect of potentially dilutive stock options	1,802,786	8,162,237
Effect of RSUs	2,460,948	6,306,547
Effect of PSUs	27,007	190,838
Weighted-average shares of common stock—diluted	131,502,986	142,322,448
Net income per share attributable to common stockholders:
Basic	$0.59	$0.97
Diluted	$0.57	$0.87

The following potentially dilutive shares were excluded from the computation of diluted net income per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended
	December 31, 2022	January 1, 2022
Stock options to purchase common stock	8,624,436	5,838,942
Restricted stock units	7,664,566	3,529,909
Performance stock units	61,681	110,669
Total	16,350,683	9,479,520

12. Retirement Plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $2.3 million and $1.9 million for the three months ended December 31, 2022, and January 1, 2022, respectively.

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

We pioneered multi-room, wireless audio products, debuting the world’s first multi-room wireless sound system in 2005. Today, our products include wireless, portable, home theater speakers, components, and accessories to address consumers’ evolving audio needs. We are known for delivering unparalleled sound, thoughtful design aesthetic, simplicity of use, and an open platform. Our platform has attracted a broad range of more than 130 streaming content providers, such as Apple Music, Spotify, Deezer, and Pandora. These partners find value in our independent platform and access to our millions of desirable and engaged customers. We frequently introduce new services and features across our platform, providing our customers with enhanced functionality, improved sound, and an enriched user experience. We are committed to continuous technological innovation as reflected in our growing global patent portfolio. We believe our patents comprise the foundational intellectual property for wireless multi-room and other audio technologies.

Our innovative products, seamless customer experience, and expanding global footprint have driven 17 consecutive years of sustained revenue growth since our first product launch. We generate revenue from sales of our Sonos speaker products, including wireless speakers and home theater speakers, Sonos system products, which largely comprises our component products, and partner products and other revenue, including partnerships with IKEA and Sonance, Sonos and third-party accessories, licensing, advertising, and subscription revenue.

We have developed a robust product and software roadmap that we believe will help us capture the expanding addressable market for our products. We believe executing on our roadmap will position us to acquire new customers, offer a continuously improving experience to our existing customers, and grow follow-on purchases.

Recent Developments

While the effects of the COVID-19 pandemic persist, the impacts are abating. During our first quarter of fiscal 2023, we saw recovery in supply for our products. For certain products that had been supply constrained through the fourth quarter of fiscal 2022, we increased our investments in inventory components in the first quarter of fiscal 2023, compared to the first quarter of fiscal 2022, resulting in successful recovery of supply of those products. We also saw improvements within our supply chain including lower shipping and logistics costs, as well as shortening lead times. Additionally, we shifted more production into our new contract manufacturing locations in Malaysia and Vietnam, resulting in savings from tariff avoidance.

The economic environment during our first quarter of fiscal 2023 was affected by challenging macroeconomic trends including inflation, rising interest rates, recessionary concerns, volatility in foreign exchange rates, as well as continuing conflict between Russia and Ukraine. Our revenue and gross margin were negatively impacted by unfavorable foreign exchange rates for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022.

While these events are unusual and dynamic, we have considered their impacts based on information currently available when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19 and economic and political uncertainty, refer to Part II, Item 1A. Risk factors.

Key Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are total revenue, products sold, adjusted EBITDA and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA is net income (loss). In the three months ended December 31, 2022, and January 1, 2022, we had net income of $75.2 million and $123.5 million, respectively.

	Three Months Ended
	December 31, 2022	January 1, 2022
(In thousands, except percentages)
Total revenue	$672,579	$664,481
Products sold	2,482	2,398
Adjusted EBITDA(1)	$123,920	$163,143
Adjusted EBITDA margin(1)	18.4%	24.6%

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

The following table presents a reconciliation of net income to adjusted EBITDA:

	Three Months Ended
	December 31, 2022	January 1, 2022
(In thousands, except percentages)
Net income	$75,188	$123,481
Add (deduct):
Depreciation and amortization	11,132	9,217
Stock-based compensation expense	20,195	17,459
Interest income	(1,967)	(33)
Interest expense	158	98
Other income (expense), net	(23,576)	1,402
Provision for income taxes	36,501	7,646
Legal and transaction related costs(1)	6,289	3,873
Adjusted EBITDA	$123,920	$163,143
Revenue	$672,579	$664,481
Adjusted EBITDA margin	18.4%	24.6%

(1)
Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google, as well as legal and transaction costs associated with our acquisition activity, which we do not consider representative of our underlying operating performance.

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

For additional information regarding factors affecting performance, refer to Risk factors in Part II, Item 1A. of this Quarterly Report on Form 10-Q, Part I, Item 1. "Business - Factors Affecting Performance" of our Annual Report, and the Risk factors in Part I, Item 1A. of our Annual Report.

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

It is possible that within the foreseeable future there may be sufficient positive evidence to release a portion or all of the remaining valuation allowance. Release of the remaining valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the United States.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended
	December 31, 2022		January 1, 2022
(Dollars in thousands)	$	%	$	%
Revenue	$672,579	100.0%	$664,481	100.0%
Cost of revenue (1)	387,522	57.6	347,096	52.2
Gross profit	285,057	42.4	317,385	47.8
Operating expenses
Research and development(1)	76,940	11.4	61,330	9.2
Sales and marketing(1)	78,696	11.7	83,736	12.6
General and administrative(1)	43,117	6.4	39,725	6.0
Total operating expenses	198,753	29.6	184,791	27.8
Operating income	86,304	12.8	132,594	20.0
Other income (expense), net
Interest income	1,967	0.3	33	—
Interest expense	(158)	—	(98)	—
Other income (expense), net	23,576	3.5	(1,402)	(0.2)
Total other income (expense), net	25,385	3.8	(1,467)	(0.2)
Income before provision for income taxes	111,689	16.6	131,127	19.7
Provision for income taxes	36,501	5.4	7,646	1.2
Net income	$75,188	11.2%	$123,481	18.6%
Adjusted EBITDA (2)	$123,920	18.4%	$163,143	24.6%

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended
	December 31, 2022		January 1, 2022
(In thousands, except percentages)	$	%	$	%
Cost of revenue	$570	0.1%	$328	—
Research and development	9,151	1.4	6,738	1.0
Sales and marketing	4,113	0.6	3,647	0.5
General and administrative	6,361	0.9	6,746	1.0
Total stock-based compensation expense	$20,195	3.0%	$17,459	2.6%

(2) Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the sections titled “Adjusted EBITDA and adjusted EBITDA margin” and “Non-GAAP financial measures” above.

Comparison of the three months ended December 31, 2022, and January 1, 2022

Revenue

Comparison of the three months ended December 31, 2022, and January 1, 2022

	Three Months Ended		Change
	December 31, 2022	January 1, 2022	$	%
(In thousands, except percentages)
Sonos speakers	$539,196	$501,886	$37,310	7.4%
Sonos system products	114,434	134,745	(20,311)	(15.1)
Partner products and other revenue	18,949	27,850	(8,901)	(32.0)
Total revenue	$672,579	$664,481	$8,098	1.2%

Total revenue increased 1.2% for the three months ended December 31, 2022, compared to the three months ended January 1, 2022. The growth was mainly driven by higher volume resulting from higher promotional activity, and availability of supply, offset by unfavorable foreign exchange rates.

Sonos speakers revenue represented 80.2% of total revenue for the three months ended December 31, 2022. The category increased 7.4% compared to the three months ended January 1, 2022, driven by the introduction of Sub mini, and the continued success of Arc, partially offset by decreased sales in Roam and Beam. Sonos system products represented 17.0% of total revenue for the three months ended December 31, 2022, and decreased 15.1% compared to the three months ended January 1, 2022, due to the increase in the prior year related to significant inventory replenishment following significant supply chain constraints. Partner products and other revenue represented 2.8% of total revenue for the three months ended December 31, 2022, and decreased 32.0% compared to the three months ended January 1, 2022, primarily driven by a decrease in orders of our partner products.

Revenue for the three months ended December 31, 2022, compared to the three months ended January 1, 2022, increased 6.1% in the Americas, decreased 2.1% in EMEA, and increased 11.1% on a constant currency basis, and decreased 21.3% in APAC, and decreased 14.9% on a constant currency basis.

In constant currency U.S. dollars, total revenue increased 7.0% for the three months ended December 31, 2022, compared to the three months ended January 1, 2022. Beginning in the first quarter of fiscal 2023, we began calculating constant currency growth percentages by translating our current period financial results using the prior period average currency exchange rates and comparing these amounts to our prior period reported results.

	Three Months Ended
	December 31, 2022	January 1, 2022	Change
(Units in thousands)
Total products sold	2,482	2,398	84	3.5%

The volume of products sold increased 3.5% for the three months ended December 31, 2022, compared to the three months ended January 1, 2022, mainly driven by an increase in the Sonos speakers category, offset by declines in partner products and other revenue, and Sonos system products. The rates of increase of volume of products sold and revenue differed for the three months ended December 31, 2022, primarily due to the impact of product mix, offset by promotional activity, as well as the impact of foreign exchange rates.

Cost of Revenue and Gross Profit

Comparison of the three months ended December 31, 2022, and January 1, 2022

	Three Months Ended		Change
	December 31, 2022	January 1, 2022	$	%
(In thousands, except percentages)
Cost of revenue	$387,522	$347,096	$40,426	11.6%
Gross profit	$285,057	$317,385	$(32,328)	(10.2)%
Gross margin	42.4%	47.8%

Cost of revenue increased $40.4 million, or 11.6%, to $387.5 million for the three months ended December 31, 2022, compared to $347.1 million for the three months ended January 1, 2022, primarily due to the increase in products sold, as well as higher component costs, partially offset by lower air freight shipping costs.

Gross margin decreased 540 basis points for the three months ended December 31, 2022, compared to the three months ended January 1, 2022. The decrease was primarily due to higher promotional activity, as well as higher component costs, and the impact of unfavorable foreign exchange rates. The decrease was partially offset by lower air freight shipping costs, and a reduction in tariff expenses of $8.9 million, net of refunds recognized, resulting from an extension of our exemption from tariffs on core speaker products, which we did not have in the first quarter of fiscal 2022. Additionally, we benefited from tariff avoidance as a result of our diversification of production in Malaysia and Vietnam.

Research and Development

Comparison of the three months ended December 31, 2022, and January 1, 2022

	Three Months Ended		Change
	December 31, 2022	January 1, 2022	$	%
(In thousands, except percentages)
Research and development	$76,940	$61,330	$15,610	25.5%
Percentage of revenue	11.4%	9.2%

Research and development expenses increased $15.6 million, or 25.5%, for the three months ended December 31, 2022, compared to the three months ended January 1, 2022. This increase was primarily driven by $13.1 million of higher personnel-related expenses and stock-based compensation driven by increased headcount, and an increase of $1.6 million in product development costs.

Sales and Marketing

Comparison of the three months ended December 31, 2022, and January 1, 2022

	Three Months Ended		Change
	December 31, 2022	January 1, 2022	$	%
(In thousands, except percentages)
Sales and marketing	$78,696	$83,736	$(5,040)	(6.0)%
Percentage of revenue	11.7%	12.6%

Sales and marketing expenses decreased $5.0 million, or 6.0%, for the three months ended December 31, 2022, compared to the three months ended January 1, 2022. This decrease was primarily driven by lower marketing expenses of $8.3 million, partially offset by an increase of $1.4 million in personnel-related expenses and stock-based compensation, as well as an increase of $1.3 million in revenue-related sales fees from higher sales in our direct-to-consumer business.

General and Administrative

Comparison of the three months ended December 31, 2022, and January 1, 2022

	Three Months Ended		Change
	December 31, 2022	January 1, 2022	$	%
(In thousands, except percentages)
General and administrative	$43,117	$39,725	$3,392	8.5%
Percentage of revenue	6.4%	6.0%

General and administrative expenses increased $3.4 million, or 8.5%, for the three months ended December 31, 2022, compared to the three months ended January 1, 2022. The increase was primarily driven by $2.0 million in personnel-related expenses due to increased headcount, as well as by $1.7 million in higher legal fees, including legal fees incurred in connection with our IP litigation. The increase was partially offset by a $0.7 million decrease for investments in information technology in fiscal 2022 that did not recur in the three months ended December 31, 2022, including replacing our legacy enterprise resource planning system, net of amortization of capitalizable implementation costs.

Interest Income, Interest Expense and Other Income (Expense), Net

Comparison of the three months ended December 31, 2022, and January 1, 2022

	Three Months Ended		Change
	December 31, 2022	January 1, 2022	$	%
(In thousands, except percentages)
Other income (expense), net
Interest income	$1,967	$33	$1,934	*
Interest expense	(158)	(98)	(60)	61.2%
Other income (expense), net	23,576	(1,402)	24,978	*
Total other income (expense), net	$25,385	$(1,467)	$26,852	*
*not meaningful

Interest income for the three months ended December 31, 2022 compared to the three months ended January 1, 2022 increased due to higher yields on our cash and cash equivalents. Interest expense for the three months ended December 31, 2022 compared to the three months ended January 1, 2022 increased primarily due to expenses associated with our Revolving Credit Agreement. The increase in other income or expense, net for the three months ended December 31, 2022 compared to the three months ended January 1, 2022 was due to foreign currency exchange gains.

Provision for Income Taxes

Comparison of the three months ended December 31, 2022, and January 1, 2022

	Three Months Ended		Change
	December 31, 2022	January 1, 2022	$	%
(In thousands, except percentages)
Provision for income taxes	$36,501	$7,646	$28,855	*
*not meaningful

The provision for income taxes increased from $7.6 million for the three months ended January 1, 2022, to $36.5 million for the three months ended December 31, 2022.

For the three months ended December 31, 2022, our tax expense increased significantly when compared to the three months ended January 1, 2022, primarily due to the requirement to capitalize and amortize research and development expenses under Section 174 of the U.S. Internal Revenue Code (“Section 174”) effective the quarter ended December 31, 2022. As a result, we recorded significant U.S. current tax expense and no corresponding deferred tax benefit due to the valuation allowance maintained against our U.S. deferred tax assets.

For the three months ended January 1, 2022, our tax provision included a discrete benefit of $3.2 million for the release of a portion of our U.S. valuation allowance because of an acquisition in the quarter and U.S. share-based compensation.

Liquidity and Capital Resources

Our operations are financed primarily through cash flows from operating activities and net proceeds from the sale of our equity securities. As of December 31, 2022, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $431.5 million, including $71.1 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the credit facility under our Revolving Credit Agreement. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of December 31, 2022, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the

United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

Debt Obligations

On October 13, 2021, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Eurocurrency Loans (at the London interbank offered rate ("LIBOR") plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over LIBOR multiplied by the aggregate face amount of outstanding letters of credit. As of December 31, 2022, we did not have any outstanding borrowings and had $3.0 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of December 31, 2022, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	December 31, 2022	January 1, 2022
(In thousands)
Net cash provided by (used in):
Operating activities	$182,286	$179,934
Investing activities	(14,689)	(33,456)
Financing activities	(15,316)	(30,944)
Effect of exchange rate changes	4,397	(1,218)
Net increase in cash, cash equivalents and restricted cash	$156,678	$114,316

Cash flows from operating activities

Net cash provided by operating activities of $182.3 million for the three months ended December 31, 2022, consisted of net income of $75.2 million, non-cash adjustments of $20.6 million, and a net increase in cash related to changes in operating assets and liabilities of $86.5 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $20.2 million, depreciation and amortization of $11.1 million, and other non-cash adjustments, offset by a foreign currency exchange gain of $17.7 million. The net increase in cash related to operating assets and liabilities was primarily due to a decrease in inventories of $143.1 million due to the seasonality of our business with higher sales during the holiday season, as well as higher promotional activity, an increase in other liabilities of $15.8 million primarily for provisions for our promotional activity, as well as an increase in warranty liability consistent with the increase in revenue. The net increase in operating assets and liabilities was partially offset by a decrease of $65.9 million in accounts payable and accrued expenses primarily due to the decrease in inventory, an increase of $7.3 million in accounts receivable, net, and a decrease of $4.0 million in deferred revenue.

Cash flows from investing activities

Cash used in investing activities for the three months ended December 31, 2022, of $14.7 million was for the purchases of property and equipment, and intangible assets, which were primarily related to marketing-related product displays.

Cash flows from financing activities

Cash used in financing activities for the three months ended December 31, 2022, of $15.3 million consisted primarily of payments for repurchases of common stock of $15.0 million, payments for repurchases of common stock related to shares withheld for tax in connection with vesting of stock awards of $8.4 million, offset by proceeds from the exercise of stock options of $8.1 million.

Commitments and Contingencies

See Note 7. Commitments and Contingencies in the notes to condensed consolidated financial statements.

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

For the three months ended December 31, 2022, and January 1, 2022, we recognized a gain from foreign currency exchange of $23.6 million and a loss from foreign currency exchange of $1.4 million, respectively. Based on transactions denominated in currencies other than U.S. dollar as of December 31, 2022, a hypothetical adverse change of 10% would have resulted in an adverse impact on income before provision for income taxes of approximately $11.1 million for the three months ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control

There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic and related mitigation measures have adversely affected our business and operating results and may continue to impact us in the future. During the pandemic, consistent with its effects industry-wide, our supply chain experienced disruptions, including lockdowns, port congestion, component supply-related challenges, and inflationary pressures, which may continue in the future. Previous supply chain challenges increased our component and shipping and logistics costs, caused delayed product availability, and impacted our ability to forecast and meet product demand, procure certain components, and effectively manage our inventory levels, all of which has and could in the future, materially and adversely affected our business, results of operations, financial position, and cash flows. Although some pandemic-related impacts on our business have abated, they may emerge or intensify again given the uncertain course of the pandemic and its effects.

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

The extent of the impact of the COVID-19 pandemic on our business and operating results is uncertain and difficult to predict and will depend on factors outside of our control, including efforts to contain the spread of COVID-19, any resurgence of infections or any variants that may emerge and the impact of the pandemic on the global economy. Moreover, we have experienced increased demand for our products during much of the COVID-19 pandemic and we cannot predict how or whether the easing of COVID-19 mitigation measures will impact demand for our products or shift consumer spending habits in general. In the last half of fiscal 2022, we saw a softening of consumer demand in part as a result of a shift in consumer spending from purchasing goods to purchasing services and it is uncertain whether such shift will continue.

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

Many of our competitors have greater financial, technical and marketing resources available to them than those available to us, and, as a result, they may develop competing products that cause the demand for our products to decline. Our competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their products to address the needs of our prospective customers, and other companies may enter our markets by entering into strategic relationships with our competitors. A failure to effectively anticipate and respond to these established and new competitors may adversely impact our business and operating results.

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

In order to maintain or grow our profitability, we need to continue to increase our revenue and we cannot assure you that we will be able to do so, particularly during times of global economic, social and political uncertainty. For example, demand for our products was impacted in the last half of fiscal 2022, and in the future may be impacted, by uncertainty in the economic environment including the potential for an extended global recession, continued inflationary pressures, or, in certain markets, foreign currency exchange rate fluctuations, including those resulting from the Russian invasion of Ukraine. Our ability to achieve revenue growth will depend in part on our ability to execute on our product roadmap and our strategy and to determine the market opportunity for new products. New product introductions may adversely impact our gross margin in the near to intermediate term due to the frequency of these product introductions and their anticipated increased share of our overall product volume. The expansion of our business and product offerings also places a continuous and significant strain on our management, operational and financial resources. In the event that we are unable to grow our revenue, or in the event that revenue grows more slowly than we expect, our operating results could be adversely affected, and our stock price could be harmed.

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

We have increasingly focused our product roadmap on voice-enabled speakers. We introduced our first voice-enabled speaker, Sonos One, in October 2017, our first voice-enabled home theater speaker, Sonos Beam, in July 2018, our first Bluetooth-enabled portable speaker with voice control, Sonos Move, in September 2019, and our voice-enabled premium home theater speaker, Sonos Arc, in June 2020. In April 2021, we introduced Roam, our portable smart speaker. In May 2022, we introduced Sonos Voice Control, our proprietary voice assistant, on our voice-enabled speakers. If the voice-enabled speaker markets do not continue to grow or grow in unpredictable ways, our revenue may fall short of expectations and our operating results may be harmed, particularly since we incur substantial costs to introduce new products in advance of anticipated sales. Additionally, even if the market for voice-enabled speakers does continue to grow, we may not be successful in developing and selling speakers that appeal to consumers or gain sufficient market acceptance. To succeed in this market, we will need to design, produce and sell innovative and compelling products and partner with other businesses that enable us to capitalize on new technologies, some of which have developed or may develop and sell voice-enabled speaker products of their own as further described herein.

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

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright and trade secret protection laws, to protect our proprietary rights. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights or challenge our proprietary rights, pending and future patent and trademark applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition and results of operations. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, in January 2020 we filed a complaint with the ITC against Alphabet and Google and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google alleging infringement of five Sonos patents, and in September 2020 we filed another lawsuit against Google alleging infringement of an additional four Sonos patents. The cost of defending our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims or actions against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. For example, Google has responded to our legal proceedings by filing multiple patent infringement lawsuits against us in the U.S. District Court for the Northern District of California, cases against us in the ITC, and patent infringement lawsuits against us and our subsidiary Sonos Europe B.V. in various foreign jurisdictions. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.

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

We are dependent on a number of technology partners for the development of our products, some of which have developed or may develop and sell products that compete with our products. These technology partners may cease doing business with us or disable the technology they provide our products for a variety of reasons, including to promote their products over our own. For example, we are currently manufacturing and developing voice-enabled speaker systems that are enhanced with the technology of our partners, including those who sell competing products. We introduced Sonos One, Sonos Beam, Sonos Move, Sonos Roam, and Sonos Arc, which feature built-in voice-enabled speakers powered by Amazon’s Alexa or Google’s Google Assistant technology. One or more of our partners could disable their integration on one or all of our voice-enabled products, terminate or not renew their distribution agreement with us, or begin charging us for their integration with our voice-enabled products. For example, our current agreement with Amazon allows Amazon to disable the Alexa integration in our voice-enabled products with limited notice. We cannot assure you that we will be successful in establishing partnerships with other companies that have developed voice-control enablement technology or in developing such technology on our own.

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

In addition, the longer lead time for many of our components presents challenges in our efforts to manage component inventory, as we procure such components based on our then current forecast of demand for our products. During the pandemic, we have also faced the challenge of managing component inventory during periods of fluctuating availability. In particular, many components with longer lead times have experienced shortages during the pandemic and, as a result, during fiscal 2022 and the first quarter of fiscal 2023 we increased our investments in, and purchase commitments for, certain components where possible to secure inventory in anticipation of shortages and strong demand, and we may need to do so again in the future. In the event that actual demand for our products differs from our forecast, we may end up with an excess inventory of components, as we saw in the fourth quarter of fiscal 2022 and the first quarter of fiscal 2023, negatively impacting our working capital.

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

Under the previous administration, the U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, including those under the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"). These Section 301 tariffs have increased our cost of revenue and adversely impacted our results of operations. We were able to obtain an exemption from the Section 301 tariffs for certain of our products for a period of time during fiscal 2020 and, for our core speaker products, through the first quarter of fiscal 2021. In March 2022, we obtained an additional exclusion exemption for our core speaker products for the period from October 12, 2021 to December 31, 2022. On December 16, 2022, the USTR granted an extension through September 30, 2023 of the exclusion for our core speaker products. To date, we have been able to obtain certain refunds on tariffs paid during the fiscal 2020, fiscal 2021, and fiscal 2022 exemption periods and continue to see outstanding refund requests and corresponding refunds processed for such periods.

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

We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, including Russia's invasion of Ukraine, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics, including COVID-19, and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, us, our contract manufacturers, our suppliers or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers. Further, our headquarters are located in Santa Barbara, California, in a seismically active region that is also prone to forest fires. Any catastrophic event that occurred near our headquarters, or near our manufacturing facilities in China, Malaysia or Vietnam, could impose significant damage to our ability to conduct our business and could require substantial recovery time, which could have an adverse effect on our business, operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's repurchase of common stock during the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct 2 - Oct 29	—	$—	—	$100,000
Oct 30 - Nov 26	—	$—	—	$100,000
Nov 27 - Dec 31	849,806	$17.69	849,806	$84,957
Total	849,806		849,806

(1)
In November 2022, the Board authorized a common stock repurchase program of up to $100.0 million. During the three months ended December 31, 2022, the Company repurchased 849,806 shares for an aggregate purchase price of $15.0 million at an average price of $17.69 per share under the repurchase program. See Note 8. Stockholders’ Equity of the Company's condensed consolidated financial statements for further information. Over the past three fiscal years, the Company has completed $250.0 million in share repurchases, for 11,760,762 shares, at an average price of $21.26 per share. The Company withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under the Company's stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting.

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
101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income, (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags

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

Sonos, Inc.

Date: February 8, 2023	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 8, 2023	By:	/s/ Eddie Lazarus
Eddie Lazarus
Chief Financial Officer and Chief Legal Officer
(Principal Financial Officer)

Date: February 8, 2023	By:	/s/ Chris Mason
Chris Mason
SVP, Finance and Chief Accounting Officer
(Principal Accounting Officer)