Form 10-Q
period 2023-04-01
Sonos Inc
filed 2023-05-11
CIK 1314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

or

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

As of April 29, 2023, the registrant had 128,322,498 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SONOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except par values)

	As of
	April 1, 2023	October 1, 2022
Assets
Current assets:
Cash and cash equivalents	$294,873	$274,855
Accounts receivable, net of allowances	84,203	101,206
Inventories	326,289	454,288
Prepaids and other current assets	31,474	37,042
Total current assets	736,839	867,391
Property and equipment, net	87,467	86,168
Operating lease right-of-use assets	21,662	28,329
Goodwill	81,501	77,300
Intangible assets, net
In-process research and development	71,554	64,680
Other intangible assets	23,219	26,384
Deferred tax assets	1,530	1,508
Other noncurrent assets	35,481	36,628
Total assets	$1,059,253	$1,188,388

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$183,648	$335,758
Accrued expenses	76,387	109,290
Accrued compensation	30,492	23,624
Deferred revenue, current	19,764	27,318
Other current liabilities	41,866	39,649
Total current liabilities	352,157	535,639
Operating lease liabilities, noncurrent	19,606	25,596
Deferred revenue, noncurrent	61,963	56,152
Deferred tax liabilities	11,849	9,642
Other noncurrent liabilities	764	846
Total liabilities	446,339	627,875

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	130	130
Treasury stock	(36,462)	(50,896)
Additional paid-in capital	613,505	617,390
Retained earnings (accumulated deficit)	42,022	(2,514)
Accumulated other comprehensive loss	(6,281)	(3,597)
Total stockholders’ equity	612,914	560,513
Total liabilities and stockholders’ equity	$1,059,253	$1,188,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Revenue	$304,173	$399,781	$976,752	$1,064,262
Cost of revenue	172,555	220,747	560,078	567,843
Gross profit	131,618	179,034	416,674	496,419
Operating expenses
Research and development	80,785	64,947	157,726	126,277
Sales and marketing	63,621	59,955	142,317	143,691
General and administrative	44,438	44,090	87,553	83,816
Total operating expenses	188,844	168,992	387,596	353,784
Operating income (loss)	(57,226)	10,042	29,078	142,635
Other income (expense), net
Interest income	3,181	123	5,149	156
Interest expense	(152)	(90)	(311)	(187)
Other income (expense), net	(2,832)	(2,281)	20,745	(3,683)
Total other income (expense), net	197	(2,248)	25,583	(3,714)
Income (loss) before provision for (benefit from) income taxes	(57,029)	7,794	54,661	138,921
Provision for (benefit from) income taxes	(26,377)	(772)	10,124	6,874
Net income (loss)	$(30,652)	$8,566	$44,537	$132,047

Net income (loss) attributable to common stockholders:
Basic and diluted	$(30,652)	$8,566	$44,537	$132,047

Net income (loss) per share attributable to common stockholders:
Basic	$(0.24)	$0.07	$0.35	$1.03
Diluted	$(0.24)	$0.06	$0.34	$0.94

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	127,952,875	128,112,234	127,582,560	127,887,530
Diluted	127,952,875	139,642,570	132,834,096	140,982,509

Total comprehensive income (loss)
Net income (loss)	(30,652)	8,566	44,537	132,047
Change in foreign currency translation adjustment	4,542	100	(2,684)	(260)
Comprehensive income (loss)	$(26,110)	$8,666	$41,853	$131,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited, in thousands, except share amounts)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at October 1, 2022	129,823,663	$130	$617,390	(3,154,940)	$(50,896)	$(2,514)	$(3,597)	$560,513
Issuance of common stock pursuant to equity incentive plans	1,973,506	2	8,101	—	—	—	—	8,103
Retirement of treasury stock	(2,293,416)	(2)	(39,266)	2,293,416	39,268	—	—	—
Repurchase of common stock	—	—	—	(849,806)	(15,043)	—	—	(15,043)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	—	—	—	(470,585)	(8,376)	—	—	(8,376)
Stock-based compensation expense	—	—	20,195	—	—	—	—	20,195
Net income	—	—	—	—	—	75,188	—	75,188
Change in foreign currency translation adjustment	—	—	—	—	—	—	(7,226)	(7,226)
Balance at December 31, 2022	129,503,753	$130	$606,420	(2,181,915)	$(35,047)	$72,674	$(10,823)	$633,354
Issuance of common stock pursuant to equity incentive plans	2,171,911	1	9,478	—	—	—	—	9,479
Retirement of treasury stock	(1,320,391)	(1)	(23,418)	1,320,391	23,419	—	—	—
Repurchase of common stock	—	—	—	(766,349)	(15,011)	—	—	(15,011)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	—	—	—	(457,960)	(9,823)	—	—	(9,823)
Stock-based compensation expense	—	—	21,025	—	—	—	—	21,025
Net loss	—	—	—	—	—	(30,652)	—	(30,652)
Change in foreign currency translation adjustment	—	—	—	—	—	—	4,542	4,542
Balance at April 1, 2023	130,355,273	$130	$613,505	(2,085,833)	$(36,462)	$42,022	$(6,281)	$612,914

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at October 2, 2021	128,857,085	$129	$690,462	(1,871,812)	$(50,276)	$(69,897)	$(1,376)	$569,042
Issuance of common stock pursuant to equity incentive plans	2,030,373	2	13,230	—	—	—	—	13,232
Retirement of treasury stock	(1,010,286)	(1)	(38,647)	1,010,286	38,648	—	—	—
Repurchase of common stock	—	—	—	(1,032,249)	(31,365)	—	—	(31,365)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	—	—	—	(344,198)	(11,882)	—	—	(11,882)
Stock-based compensation expense	—	—	17,459	—	—	—	—	17,459
Net income	—	—	—	—	—	123,481	—	123,481
Change in foreign currency translation adjustment	—	—	—	—	—	—	(360)	(360)
Balance at January 1, 2022	129,877,172	$130	$682,504	(2,237,973)	$(54,875)	$53,584	$(1,736)	$679,607
Issuance of common stock pursuant to equity incentive plans	2,500,969	2	16,019	—	—	—	—	16,021
Retirement of treasury stock	(2,418,184)	(2)	(71,877)	2,418,184	71,879	—	—	—
Repurchase of common stock	—	—	—	(1,611,921)	(43,115)	—	—	(43,115)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	—	—	—	(376,925)	(10,720)	—	—	(10,720)
Stock-based compensation expense	—	—	21,225	—	—	—	—	21,225
Net income	—	—	—	—	—	8,566	—	8,566
Change in foreign currency translation adjustment	—	—	—	—	—	—	100	100
Balance at April 2, 2022	129,959,957	$130	$647,871	(1,808,635)	$(36,831)	$62,150	$(1,636)	$671,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities
Net income	$44,537	$132,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,845	18,792
Impairment and abandonment charges	4,846	—
Stock-based compensation expense	41,220	38,684
Other	13,232	4,357
Deferred income taxes	1,358	(129)
Foreign currency transaction (gains) losses	(14,126)	2,267
Changes in operating assets and liabilities:
Accounts receivable	16,932	(12,786)
Inventories	118,032	(86,153)
Other assets	5,481	(6,082)
Accounts payable and accrued expenses	(186,194)	51,643
Accrued compensation	6,108	(45,084)
Deferred revenue	(4,484)	(11,834)
Other liabilities	(463)	(3,348)
Net cash provided by operating activities	69,324	82,374
Cash flows from investing activities
Purchases of property and equipment, and intangible assets	(23,403)	(15,665)
Cash paid for acquisitions, net of acquired cash	—	(27,101)
Net cash used in investing activities	(23,403)	(42,766)
Cash flows from financing activities
Payments for debt issuance costs	—	(929)
Payments for repurchase of common stock	(30,054)	(74,482)
Proceeds from exercise of common stock options	17,584	29,254
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(18,199)	(22,601)
Net cash used in financing activities	(30,669)	(68,758)
Effect of exchange rate changes on cash and cash equivalents	4,766	(4,207)
Net increase (decrease) in cash and cash equivalents	20,018	(33,357)
Cash and cash equivalents
Beginning of period	274,855	640,101
End of period	$294,873	$606,744
Supplemental disclosure
Cash paid for interest	$330	$85
Cash paid for taxes, net of refunds	$6,399	$8,916
Cash paid for amounts included in the measurement of lease liabilities	$7,219	$7,800
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$8,393	$7,869
Right-of-use assets obtained in exchange for new operating lease liabilities	$711	$2,245

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three and six months ended April 1, 2023, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. The six months ended April 1, 2023, and April 2, 2022, spanned 26 weeks each. As used in this Quarterly Report on Form 10-Q, “fiscal 2023” refers to the fiscal year ending September 30, 2023, “fiscal 2022” refers to the fiscal year ended October 1, 2022, "fiscal 2021” refers to the fiscal year ended October 2, 2021, and "fiscal 2020" refers to the fiscal year ended October 3, 2020.

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

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of April 1, 2023, and October 1, 2022:

	April 1, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$223,579	$—	$—	$223,579

	October 1, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$187,170	$—	$—	$187,170

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

4. Revenue and Geographic Information

Disaggregation of revenue

Revenue is attributed to each region based on ship-to address, and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region. Revenue by region is as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
(In thousands)
Americas	$196,533	$238,193	$593,097	$612,006
Europe, Middle East and Africa (“EMEA”)	89,054	128,431	329,494	373,912
Asia Pacific (“APAC”)	18,586	33,157	54,161	78,344
Total revenue	$304,173	$399,781	$976,752	$1,064,262

Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
(In thousands)
United States	$181,877	$219,082	$547,851	$566,729
Other countries	122,296	180,699	428,901	497,533
Total revenue	$304,173	$399,781	$976,752	$1,064,262

Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
(In thousands)
Sonos speakers	$241,180	$317,734	$780,377	$819,620
Sonos system products	44,091	61,220	158,525	195,965
Partner products and other revenue	18,902	20,827	37,850	48,677
Total revenue	$304,173	$399,781	$976,752	$1,064,262

5. Balance Sheet Components

Accounts receivable, net of allowances

Accounts receivable, net of allowances, consist of the following:

	April 1, 2023	October 1, 2022
(In thousands)
Accounts receivable	$112,019	$127,523
Allowance for credit losses	(3,171)	(2,744)
Allowance for sales incentives	(24,645)	(23,573)
Accounts receivable, net of allowances	$84,203	$101,206

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Inventories

Inventories, net, consist of the following:

	April 1, 2023	October 1, 2022
(In thousands)
Finished goods	$274,459	$406,657
Component parts	51,830	47,631
Inventories	$326,289	$454,288

The Company writes down inventory as a result of excess and obsolete inventories or when it believes that the net realizable value of inventories is less than the carrying value. As of April 1, 2023, and October 1, 2022, inventory write-downs were $19.3 million and $8.8 million, respectively.

Goodwill

The following table presents the changes in carrying amount of goodwill during the six months ended April 1, 2023:

(In thousands)
Balance as of October 1, 2022	$77,300
Effect of exchange rate changes on goodwill	4,201
Balance as of April 1, 2023	$81,501

Intangible assets

The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	April 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Impact of FX	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Trade name	$451	$(71)	$(1)	$379	5.00
Technology-based	31,480	(8,640)	—	22,840	5.19
Total finite-lived intangible assets	31,931	(8,711)	(1)	23,219	5.19
In-process research and development not subject to amortization	71,759	—	(205)	71,554
Total intangible assets	$103,690	$(8,711)	$(206)	$94,773

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The following table summarizes the estimated future amortization expense of the Company's intangible assets as of April 1, 2023:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2023	$2,986
2024	5,971
2025	3,371
2026	3,041
2027	3,026
2028 and there after	4,824
Total future amortization expense	$23,219

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the condensed consolidated statements of operations and comprehensive income (loss). Beginning in fiscal 2020, and continuing through April 2022, the Company conducted activities to replace its legacy enterprise resource management system in order to accommodate the Company's expanding operations. In May 2022, the Company went live with its implementation of a new enterprise resource planning ("ERP") system. Capitalized costs, net of accumulated amortization, were $19.8 million and $21.7 million as of April 1, 2023, and October 1, 2022, respectively, and are reported as a component of other noncurrent assets on the Company's condensed consolidated balance sheets. Amortization expenses for implementation costs for cloud-based computing arrangements for three and six months ended April 1, 2023 were $1.0 million and $1.9 million, respectively. Accumulated amortization was $4.4 million and $2.5 million as of April 1, 2023, and October 1, 2022, respectively.

Accrued expenses

Accrued expenses consisted of the following:

	April 1, 2023	October 1, 2022
(In thousands)
Accrued inventory and supply chain costs	$40,213	$51,011
Accrued general and administrative expenses	14,811	21,634
Accrued advertising and marketing	10,982	21,292
Accrued taxes	5,076	7,081
Accrued product development	3,313	8,168
Other accrued payables	1,992	104
Total accrued expenses	$76,387	$109,290

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and cloud-based services. Recognition of revenue as of April 1, 2023, includes $9.2 million of deferred revenue from the fourth quarter of fiscal 2022, related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached, which was the first quarter of fiscal 2023. Recognition of revenue as of April 2, 2022, includes $18.8 million of deferred revenue from the fourth quarter of fiscal 2021, related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached, which was the first quarter of fiscal 2022.

The following table presents the changes in the Company’s deferred revenue for the six months ended April 1, 2023, and April 2, 2022:

	April 1, 2023	April 2, 2022
(In thousands)
Deferred revenue, beginning of period	$83,470	$89,498
Recognition of revenue included in beginning of period deferred revenue	(16,186)	(28,927)
Revenue deferred, net of revenue recognized on contracts in the respective period	14,443	16,063
Deferred revenue, end of period	$81,727	$76,634

The Company expects the following recognition of deferred revenue as of April 1, 2023:

	For the fiscal years ending
	2023	2024	2025	2026	2027 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$10,391	$18,190	$15,892	$13,497	$23,757	$81,727

Other current liabilities

Other current liabilities consist of the following:

	April 1, 2023	October 1, 2022
(In thousands)
Reserve for returns	$15,674	$18,263
Short-term operating lease liabilities	10,949	10,532
Warranty liability	8,993	5,771
Other	6,250	5,083
Total other current liabilities	$41,866	$39,649

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The following table presents the changes in the Company’s warranty liability for the six months ended April 1, 2023, and April 2, 2022:

	April 1, 2023	April 2, 2022
(In thousands)
Warranty liability, beginning of period	$5,771	$5,604
Provision for warranties issued during the period	7,892	7,082
Settlements of warranty claims during the period	(4,670)	(3,930)
Warranty liability, end of period	$8,993	$8,756

6. Debt

On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto (the “Revolving Credit Agreement”).

The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Eurocurrency Loans (at LIBOR plus an applicable margin). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over LIBOR multiplied by the aggregate face amount of outstanding letters of credit. As of April 1, 2023, the Company did not have any outstanding borrowings and had $3.0 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of April 1, 2023, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

7. Commitments and Contingencies

Commitments to suppliers

At April 1, 2023, the Company's commitments to suppliers were estimated to be approximately $169 million, the majority of which is expected to be paid in the next two years, with approximately $106 million to $141 million expected to be paid in the next twelve months. These commitments are related to electrical components that are specific to Sonos products, and for which the Company typically participates in negotiations directly with the suppliers, and included 1) contractual obligations to third-party manufacturers and suppliers, 2) the inventory owned by contract manufacturers procured to manufacture Sonos products, and 3) purchase commitments made by contract manufacturers to their upstream suppliers.

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

On September 29, 2020, the Company filed another lawsuit against Google alleging infringement of additional Sonos patents and seeking monetary damages and other non-monetary relief. This suit is pending in the U.S. District Court for the Northern District of California. In this lawsuit, Google has countersued the Company alleging breach of contract and conversion against the Company in connection with Google and the Company’s collaboration in 2013. The Company disputes these Google counterclaims. Of the four patents asserted in the case, the judge has already concluded that Google infringes one asserted patent and that this patent is not invalid. The judge has also ruled that another asserted patent is not infringed by Google and is invalid and that another patent is invalid. In light of these rulings, Google is no longer pursuing its countersuit. The jury trial for the case started on May 8, 2023.

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Company to refunds for tariffs paid from October 12, 2021 through April 12, 2022. On December 16, 2022, the USTR granted an extension through September 30, 2023, of the exclusion for the Company's core speaker products.

Tariff refund claims are subject to review and approval by the U.S. Customs and Border Protection. For the three and six months ended April 1, 2023, the Company recognized $2.0 million and $6.4 million, respectively, in refunds based upon acceptance of the Company's refund request, recognized as a reduction to cost of revenue. As of April 1, 2023, the remaining refunds the Company expected to recover totaled approximately $4.1 million, for tariffs paid from September 2019 through December 2020, and from October 12, 2021 through April 12, 2022. The Company did not record these potential refunds due to uncertainty of the timing of acceptance of approval, but such refunds will be recognized as a reduction to cost of revenue if and when acceptance occurs.

8. Stockholders' Equity

On November 16, 2022, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $100.0 million. During the six months ended April 1, 2023, the Company repurchased 1,616,155 shares for an aggregate purchase price of $30.1 million at an average price of $18.58 per share under the repurchase program. The Company had $69.9 million available for share repurchases under the repurchase program as of April 1, 2023.

Treasury stock during the six months ended April 1, 2023, included shares withheld to satisfy employees' tax withholding requirements in connection with vesting of stock awards. Additionally, during the six months ended April 1, 2023, the Company retired 3,613,807 shares of treasury stock.

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

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at October 1, 2022	10,802,882	$13.37	4.5	$10,956
Exercised	(1,621,326)	10.85
Forfeited	(20,943)	15.19
Outstanding at April 1, 2023	9,160,613	$13.82	4.1	$53,162

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

As of April 1, 2023, all outstanding stock options have vested and the Company had no unrecognized stock-based compensation expense related to stock options. As of October 1, 2022, the Company had $0.4 million of unrecognized stock-based compensation expense related to stock options, which are expected to be recognized over weighted-average periods of 0.2 years.

Restricted stock units ("RSU")

Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. RSUs vest quarterly over the service period, which is generally four years, with certain awards subject to an initial annual cliff vest. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 1, 2022	8,308,177	$19.25	$115,484
Granted	4,852,623	17.54
Released	(2,273,828)	16.23
Forfeited	(607,619)	18.19
Outstanding at April 1, 2023	10,279,353	$19.17	$201,681
At April 1, 2023
Units expected to vest	8,746,943	$19.06	$171,615

As of April 1, 2023, and October 1, 2022, the Company had $148.2 million and $120.6 million of unrecognized stock-based compensation expense related to RSUs, which are expected to be recognized over weighted-average periods of 2.7 and 2.5 years, respectively.

Performance stock units ("PSU")

Pursuant to the 2018 Plan, the Company has issued and may issue certain PSUs that vest on the satisfaction of service and performance conditions. The number of outstanding PSUs is based on the target number of share awards. The number of shares vested at the end of the performance period is based on achievement of performance conditions and may include adjustments to reflect the extent to which the corresponding performance goals have been achieved. In the first half of fiscal 2023, the number of shares vested included performance achievement adjustments of a net reduction of 12,895 units. The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 1, 2022	398,077	$26.96	$5,533
Granted	249,370	17.54
Vested	(263,158)	26.26
Forfeited	(51,292)	20.49
Outstanding at April 1, 2023	332,997	$21.46	$6,533

As of April 1, 2023, and October 1, 2022, the Company had $2.0 million and $0.4 million of unrecognized stock-based compensation expense related to PSUs, which are expected to be recognized over weighted-average periods of 1.7 and 0.6 years, respectively.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Stock-based compensation

Total stock-based compensation expense by functional category was as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
(In thousands)
Cost of revenue	$581	$377	$1,151	$705
Research and development	9,565	8,091	18,716	14,829
Sales and marketing	4,475	4,177	8,588	7,824
General and administrative	6,404	8,580	12,765	15,326
Total stock-based compensation expense	$21,025	$21,225	$41,220	$38,684

10. Income Taxes

The Company’s tax provision and the resulting effective tax rate for interim periods is generally determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the AETR, and if the estimated AETR changes, a cumulative adjustment is made in that quarter.

The Company recorded a benefit from income taxes of $26.4 million and of $0.8 million for the three months ended April 1, 2023, and April 2, 2022, respectively, related to U.S. and non-U.S. income taxes. The Company recorded a provision for income taxes of $10.1 million and $6.9 million for the six months ended April 1, 2023, and April 2, 2022, respectively.

For the three and six months ended April 1, 2023, the Company calculated its U.S. income tax provision using the discrete method as though the interim year-to-date period was an annual period. The application of the AETR method generally required by ASC 740 was impractical for the U.S. interim tax provision given that normal deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method. For the three and six months ended April 1, 2023, the Company's U.S. tax expense was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 of the U.S. Internal Revenue Code (“Section 174”) as the Company recorded a U.S. current tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against its U.S. deferred tax assets.

For the three and six months ended April 1, 2023, the Company concluded that a full valuation allowance on its deferred tax assets in the U.S. continued to be appropriate considering cumulative pre-tax losses in recent years and uncertainty with respect to future taxable income. Release of the valuation allowance in the U.S. would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S.

11. Net Income (Loss) Per Share

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$(30,652)	$8,566	$44,537	$132,047
Denominator:
Weighted-average shares of common stock—basic	127,952,875	128,112,234	127,582,560	127,887,530
Effect of potentially dilutive stock options	—	6,367,917	2,263,141	7,265,077
Effect of RSUs	—	4,976,580	2,941,691	5,641,563
Effect of PSUs	—	185,839	46,704	188,339
Weighted-average shares of common stock—diluted	127,952,875	139,642,570	132,834,096	140,982,509
Net income (loss) per share attributable to common stockholders:
Basic	$(0.24)	$0.07	$0.35	$1.03
Diluted	$(0.24)	$0.06	$0.34	$0.94

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Stock options to purchase common stock	9,606,088	6,360,832	7,753,514	6,099,887
Restricted stock units	11,016,316	5,024,253	7,629,223	4,277,081
Performance stock units	251,004	115,668	123,142	113,169
Total	20,873,408	11,500,753	15,505,879	10,490,137

12. Retirement Plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $2.4 million and $2.1 million for the three months ended April 1, 2023, and April 2, 2022, respectively. The Company's matching contributions totaled $4.7 million and $4.0 million for the six months ended April 1, 2023, and April 2, 2022, respectively.

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

Our innovative products, seamless customer experience, and expanding global footprint have driven 17 consecutive years of sustained revenue growth since our first product launch. We generate revenue from sales of our Sonos speaker products, including wireless speakers and home theater speakers, Sonos system products, which largely comprises our component products, and partner products and other revenue, including partnerships with IKEA and Sonance, Sonos and third-party accessories, licensing, advertising, and subscription revenue including Sonos Radio HD, as well as recently introduced Sonos Pro.

We have developed a robust product and software roadmap that we believe will help us capture the expanding addressable market for our products. We believe executing on our roadmap will position us to acquire new customers, offer a continuously improving experience to our existing customers, and grow follow-on purchases.

Recent Developments

In March 2023, we executed the successful launch of two new products simultaneously - Era 100 and Era 300, our next generation of smart speakers. We also entered our new category with the introduction of Sonos Pro, our new audio subscription service for businesses. We received outstanding reviews and saw strong demand for both Era 100 and Era 300 during our second quarter of fiscal 2023. Notwithstanding the success of these products, the near term industry-wide macroeconomic pressures we have flagged throughout fiscal 2023 intensified in the second quarter of fiscal 2023 and we observed softening of underlying demand trends. Our second quarter results were also adversely affected by a tightening of inventory in our installer solutions channel and by our retail partners in some parts of EMEA. Additionally, our revenue and gross margin were negatively impacted by product mix and unfavorable foreign exchange rates for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022.

During the second quarter of fiscal 2023, we saw improvements in our supply chain, including recovery of supply for our products, decreased spot market component costs, and decreased shipping and logistics costs compared to the prior year. In March 2023, we began the process of exiting a partnership with one of our contract manufacturers and we expect to complete this exit with minimal disruption by September 2023. We continued to maintain diversified contract manufacturing partnerships and shifted more of our production into our new contract manufacturing locations in Malaysia and Vietnam, resulting in savings from tariff avoidance. In March 2023, in support of operational efficiencies, we abandoned portions of our office spaces for the remainder of their respective lease terms resulting in non-recurring abandonment charges of $4.8 million.

While these circumstances are unusual and dynamic, we have considered their impacts based on information currently available when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to our business, refer to Part II, Item 1A. Risk factors.

Key Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are total revenue, products sold, adjusted EBITDA, and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA is net income (loss). For the three months ended April 1, 2023, and April 2, 2022, we had a net loss of $30.7 million and net income of $8.6 million, respectively. For the six months ended April 1, 2023, and April 2, 2022, we had net income of $44.5 million and $132.0 million, respectively. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA margin is net income (loss) margin. For the three months ended April 1, 2023, and April 2, 2022, we had a net loss margin of 10.1% and net income margin of 2.1%, respectively. For the six months ended April 1, 2023, and April 2, 2022, we had net income margin of 4.6% and 12.4%, respectively.

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
(In thousands, except percentages)
Total revenue	$304,173	$399,781	$976,752	$1,064,262
Products sold	998	1,401	3,480	3,799
Adjusted EBITDA(1)	$(10,624)	$46,854	$113,296	$209,996
Adjusted EBITDA margin(1)	(3.5)%	11.7%	11.6%	19.7%

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

We define adjusted EBITDA margin as adjusted EBITDA divided by revenue. See "Non-GAAP Financial Measures" below for information regarding our use of adjusted EBITDA and adjusted EBITDA margin, and a reconciliation of net income (loss) to adjusted EBITDA and net income (loss) margin to adjusted EBITDA margin.

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

Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest U.S. GAAP equivalent to adjusted EBITDA, and the use of adjusted EBITDA margin rather than net income (loss) margin, which is the nearest U.S. GAAP equivalent to adjusted EBITDA margin. These limitations include that the non-GAAP financial measures:

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
(In thousands, except percentages)
Net income (loss)	$(30,652)	$8,566	$44,537	$132,047
Add (deduct):
Depreciation and amortization	11,713	9,575	22,845	18,792
Stock-based compensation expense	21,025	21,225	41,220	38,684
Interest income	(3,181)	(123)	(5,149)	(156)
Interest expense	152	90	311	187
Other income (expense), net	2,832	2,281	(20,745)	3,683
Provision for (benefit from) income taxes	(26,377)	(772)	10,124	6,874
Legal and transaction related costs(1)	9,018	6,012	15,307	9,885
Lease abandonment costs(2)	4,846	—	4,846	—
Adjusted EBITDA	$(10,624)	$46,854	$113,296	$209,996
Revenue	$304,173	$399,781	$976,752	$1,064,262
Net income (loss) margin	(10.1)%	2.1%	4.6%	12.4%
Adjusted EBITDA margin	(3.5)%	11.7%	11.6%	19.7%

(1)
Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google, as well as legal and transaction costs associated with our acquisition activity, which we do not consider representative of our underlying operating performance.
(2)
In March 2023, in support of operational efficiencies, we abandoned portions of our office spaces for the remainder of their respective lease terms. Lease abandonment costs include the impact of the write-off of the associated operating lease right-of-use assets, as well as accelerated depreciation of the related leasehold improvements.

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

	Three Months Ended				Six Months Ended
	April 1, 2023		April 2, 2022		April 1, 2023		April 2, 2022
(Dollars in thousands)	$	%	$	%	$	%	$	%
Revenue	$304,173	100.0%	$399,781	100.0%	$976,752	100.0%	$1,064,262	100.0%
Cost of revenue (1)	172,555	56.7	220,747	55.2	560,078	57.3	567,843	53.4
Gross profit	131,618	43.3	179,034	44.8	416,674	42.7	496,419	46.6
Operating expenses
Research and development(1)	80,785	26.6	64,947	16.2	157,726	16.1	126,277	11.9
Sales and marketing(1)	63,621	20.9	59,955	15.0	142,317	14.6	143,691	13.5
General and administrative(1)	44,438	14.6	44,090	11.0	87,553	9.0	83,816	7.9
Total operating expenses	188,844	62.1	168,992	42.3	387,596	39.7	353,784	33.2
Operating income (loss)	(57,226)	(18.8)	10,042	2.5	29,078	3.0	142,635	13.4
Other income (expense), net
Interest income	3,181	1.0	123	—	5,149	0.5	156	—
Interest expense	(152)	—	(90)	—	(311)	—	(187)	—
Other income (expense), net	(2,832)	(0.9)	(2,281)	(0.6)	20,745	2.1	(3,683)	(0.3)
Total other income (expense), net	197	0.1	(2,248)	(0.6)	25,583	2.6	(3,714)	(0.3)
Income (loss) before provision for (benefit from) income taxes	(57,029)	(18.7)	7,794	1.9	54,661	5.6	138,921	13.1
Provision for (benefit from) income taxes	(26,377)	(8.7)	(772)	(0.2)	10,124	1.0	6,874	0.6
Net income (loss)	$(30,652)	(10.1)%	$8,566	2.1%	$44,537	4.6%	$132,047	12.4%
Adjusted EBITDA (2)	$(10,624)	(3.5)%	$46,854	11.7%	$113,296	11.6%	$209,996	19.7%

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended				Six Months Ended
	April 1, 2023		April 2, 2022		April 1, 2023		April 2, 2022
(In thousands, except percentages)	$	%	$	%	$	%	$	%
Cost of revenue	$581	0.2%	$377	0.1%	$1,151	0.1%	$705	0.1%
Research and development	9,565	3.1	8,091	2.0	18,716	1.9	14,829	1.4
Sales and marketing	4,475	1.5	4,177	1.0	8,588	0.9	7,824	0.7
General and administrative	6,404	2.1	8,580	2.1	12,765	1.3	15,326	1.4
Total stock-based compensation expense	$21,025	6.9%	$21,225	5.3%	$41,220	4.2%	$38,684	3.6%

(2) Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the sections titled “Adjusted EBITDA and adjusted EBITDA margin” and “Non-GAAP financial measures” above.

Comparison of the three months ended April 1, 2023, and April 2, 2022

Revenue

Comparison of the three months ended April 1, 2023, and April 2, 2022

	Three Months Ended		Change
	April 1, 2023	April 2, 2022	$	%
(In thousands, except percentages)
Sonos speakers	$241,180	$317,734	$(76,554)	(24.1)%
Sonos system products	44,091	61,220	(17,129)	(28.0)
Partner products and other revenue	18,902	20,827	(1,925)	(9.2)
Total revenue	$304,173	$399,781	$(95,608)	(23.9)%

Total revenue decreased 23.9% for the three months ended April 1, 2023, compared to the three months ended April 2, 2022. The decrease was driven by an unfavorable comparison to the prior year related to the prior year fulfillment of backorders as supply began to improve following a long period of supply constraints, as well as by softening demand, and reduced orders in the current quarter from our retail partners tightening inventory positions, partially offset by the successful performance of our new product introductions.

Sonos speakers revenue represented 79.3% of total revenue for the three months ended April 1, 2023. The category decreased 24.1% compared to the three months ended April 2, 2022, driven by decreases in Arc and One, partially offset by the introductions of Era 300 and Era 100 in March 2023. Sonos system products represented 14.5% of total revenue for the three months ended April 1, 2023, and decreased 28.0% compared to the three months ended April 2, 2022, due to softening demand, as well as reduced orders from our custom installer partners tightening their inventory positions. Partner products and other revenue represented 6.2% of total revenue for the three months ended April 1, 2023, and decreased 9.2% compared to the three months ended April 2, 2022, primarily driven by a decrease in our partner product orders.

Revenue for the three months ended April 1, 2023, compared to the three months ended April 2, 2022, decreased 17.5% in the Americas, decreased 30.7% in EMEA and decreased 27.2% on a constant currency basis, and decreased 43.9% in APAC and decreased 45.7% on a constant currency basis.

In constant currency U.S. dollars, total revenue decreased 22.4% for the three months ended April 1, 2023, compared to the three months ended April 2, 2022. Beginning in the first quarter of fiscal 2023, we began calculating constant currency growth percentages by translating our current period financial results using the prior period average currency exchange rates and comparing these amounts to our prior period reported results.

	Three Months Ended
	April 1, 2023	April 2, 2022	Change
(Units in thousands)
Total products sold	998	1,401	(403)	(28.8)%

The volume of products sold decreased 28.8% for the three months ended April 1, 2023, compared to the three months ended April 2, 2022, mainly driven by unit decreases across all categories. The rate of decrease of volume of products sold was larger than the rate of decrease of revenue for the three months ended April 1, 2023, primarily due to unit decreases from our lower-priced products.

Comparison of the six months ended April 1, 2023, and April 2, 2022

	Six Months Ended		Change
	April 1, 2023	April 2, 2022	$	%
(In thousands, except percentages)
Sonos speakers	$780,377	$819,620	$(39,243)	(4.8)%
Sonos system products	158,525	195,965	(37,440)	(19.1)
Partner products and other revenue	37,850	48,677	(10,827)	(22.2)
Total revenue	$976,752	$1,064,262	$(87,510)	(8.2)%

Total revenue decreased 8.2% for the six months ended April 1, 2023, compared to the six months ended April 2, 2022. The decrease was mainly related to an unfavorable comparison to the prior year related to the prior year fulfillment of backorders as supply improved following a long period of supply constraints, and unfavorable foreign exchange rates, partially offset by higher volume during the first quarter of fiscal 2023.

Sonos speakers revenue represented 79.9% of total revenue for the six months ended April 1, 2023. The category decreased 4.8% compared to the six months ended April 2, 2022, driven by the decreases in Roam and Beam, partially offset by the introduction of Sub Mini in October 2022. Sonos system products represented 16.3% of total revenue for the six months ended April 1, 2023, and decreased 19.1% compared to the six months ended April 2, 2022, due to softening demand, as well as reduced orders from our custom installer partners tightening their inventory positions. Partner products and other revenue represented 3.9% of total revenue for the six months ended April 1, 2023, and decreased 22.2% compared to the six months ended April 2, 2022, primarily driven by a decrease in orders of our partner products.

Revenue for the six months ended April 1, 2023, compared to the six months ended April 2, 2022, decreased 3.1% in the Americas, decreased 11.9% in EMEA and decreased 2.0% on a constant currency basis, and decreased 30.9% in APAC and decreased 27.9% on a constant currency basis.

In constant currency U.S. dollars, total revenue decreased 4.0% for the six months ended April 1, 2023, compared to the six months ended April 2, 2022. Beginning in the first quarter of fiscal 2023, we began calculating constant currency growth percentages by translating our current period financial results using the prior period average currency exchange rates and comparing these amounts to our prior period reported results.

	Six Months Ended
	April 1, 2023	April 2, 2022	Change
(Units in thousands)
Total products sold	3,480	3,799	(319)	(8.4)%

The volume of products sold decreased 8.4% for the six months ended April 1, 2023, compared to the six months ended April 2, 2022, mainly driven by Roam, offset by the introduction of Sub Mini in October 2022.

Cost of Revenue and Gross Profit

Comparison of the three months ended April 1, 2023, and April 2, 2022

	Three Months Ended		Change
	April 1, 2023	April 2, 2022	$	%
(In thousands, except percentages)
Cost of revenue	$172,555	$220,747	$(48,192)	(21.8)%
Gross profit	$131,618	$179,034	$(47,416)	(26.5)%
Gross margin	43.3%	44.8%

Cost of revenue decreased $48.2 million, or 21.8%, to $172.6 million for the three months ended April 1, 2023, compared to $220.7 million for the three months ended April 2, 2022, primarily due to the decrease in products sold, and lower spot market component costs resulting from improvements in availability of component supplies compared to the prior year.

Gross margin decreased 150 basis points for the three months ended April 1, 2023, compared to the three months ended April 2, 2022. The decrease was due to selling more lower margin products, inventory write-downs, higher promotional activity, as well as the impact of unfavorable exchange rates. The decrease was partially offset by decreased spot market component costs due to improvements in availability of component supplies compared to the prior year, and a reduction in tariff expenses of $3.2 million, net of refunds recognized, resulting from an extension of our exemption from tariffs on core speaker products, which did not begin until the end of the second quarter of fiscal 2022. Additionally, we benefited from tariff avoidance as a result of our diversification of production in Malaysia and Vietnam.

Comparison of the six months ended April 1, 2023, and April 2, 2022

	Six Months Ended		Change
	April 1, 2023	April 2, 2022	$	%
(In thousands, except percentages)
Cost of revenue	$560,078	$567,843	$(7,765)	(1.4)%
Gross profit	$416,674	$496,419	$(79,745)	(16.1)%
Gross margin	42.7%	46.6%

Cost of revenue decreased $7.8 million, or 1.4%, to $560.1 million for the six months ended April 1, 2023, compared to $567.8 million for the six months ended April 2, 2022, primarily due to a decrease in shipping and logistics costs related to improvement in industry-wide supply chain dynamics compared to the prior year, as well as a decrease in products sold. The decrease was partially offset by the impact of product mix related to selling more of our higher-priced products in the first quarter of fiscal 2023, higher component costs in the first quarter of fiscal 2023, as well as inventory write-downs.

Gross margin decreased 390 basis points for the six months ended April 1, 2023, compared to the six months ended April 2, 2022. The decrease was primarily due to higher promotional activity, the impact of unfavorable foreign exchange rates, higher component costs in the first quarter of fiscal 2023, as well as inventory write-downs. The decrease was partially offset by lower shipping and logistics costs related to improvement in industry-wide supply chain dynamics compared to the prior year, and a reduction in tariff expenses of $12.1 million, net of refunds recognized, resulting from an extension of our exemption from tariffs on core speaker products, which did not begin until the end of the second quarter of fiscal 2022. Additionally, we benefited from tariff avoidance as a result of our diversification of production into Malaysia and Vietnam.

Research and Development

Comparison of the three months ended April 1, 2023, and April 2, 2022

	Three Months Ended		Change
	April 1, 2023	April 2, 2022	$	%
(In thousands, except percentages)
Research and development	$80,785	$64,947	$15,838	24.4%
Percentage of revenue	26.6%	16.2%

Research and development expenses increased $15.8 million, or 24.4%, for the three months ended April 1, 2023, compared to the three months ended April 2, 2022. This increase was primarily driven by $10.7 million of higher personnel-related expenses and stock-based compensation driven by increased headcount, and approximately $2.7 million in lease abandonment costs.

Comparison of the six months ended April 1, 2023, and April 2, 2022

	Six Months Ended		Change
	April 1, 2023	April 2, 2022	$	%
(In thousands, except percentages)
Research and development	$157,726	$126,277	$31,449	24.9%
Percentage of revenue	16.1%	11.9%

Research and development expenses increased $31.4 million, or 24.9%, for the six months ended April 1, 2023, compared to the six months ended April 2, 2022. This increase was primarily driven by $29.7 million of higher personnel-related expenses, stock-based compensation and overhead driven by increased headcount, and approximately $2.7 million in lease abandonment costs.

Sales and Marketing

Comparison of the three months ended April 1, 2023, and April 2, 2022

	Three Months Ended		Change
	April 1, 2023	April 2, 2022	$	%
(In thousands, except percentages)
Sales and marketing	$63,621	$59,955	$3,666	6.1%
Percentage of revenue	20.9%	15.0%

Sales and marketing expenses increased $3.7 million, or 6.1%, for the three months ended April 1, 2023, compared to the three months ended April 2, 2022. This increase was primarily driven by $2.5 million of personnel-related expenses and stock-based compensation due to increased headcount, $1.0 million lease abandonment costs, partially offset by $1.3 million of lower revenue-related sales fees from lower sales in our direct-to-consumer business.

Comparison of the six months ended April 1, 2023, and April 2, 2022

	Six Months Ended		Change
	April 1, 2023	April 2, 2022	$	%
(In thousands, except percentages)
Sales and marketing	$142,317	$143,691	$(1,374)	(1.0)%
Percentage of revenue	14.6%	13.5%

Sales and marketing expenses decreased $1.4 million, or 1.0%, for the six months ended April 1, 2023, compared to the six months ended April 2, 2022. This decrease was primarily driven by lower marketing expenses of $7.4 million largely attributed to the first quarter of fiscal 2023, partially offset by an increase of $3.8 million in personnel-related expenses and stock-based compensation due to increased headcount, as well as $1.0 million lease abandonment costs.

General and Administrative

Comparison of the three months ended April 1, 2023, and April 2, 2022

	Three Months Ended		Change
	April 1, 2023	April 2, 2022	$	%
(In thousands, except percentages)
General and administrative	$44,438	$44,090	$348	0.8%
Percentage of revenue	14.6%	11.0%

General and administrative expenses increased $0.3 million, or 0.8%, for the three months ended April 1, 2023, compared to the three months ended April 2, 2022. The increase was primarily driven by $3.8 million in legal fees incurred in connection with our IP litigation, partially offset by $2.2 million decrease in stock-based compensation.

Comparison of the six months ended April 1, 2023, and April 2, 2022

	Six Months Ended		Change
	April 1, 2023	April 2, 2022	$	%
(In thousands, except percentages)
General and administrative	$87,553	$83,816	$3,737	4.5%
Percentage of revenue	9.0%	7.9%

General and administrative expenses increased $3.7 million, or 4.5%, for the six months ended April 1, 2023, compared to the six months ended April 2, 2022. The increase was primarily driven by $6.5 million in legal fees incurred in connection with our IP litigation, $2.2 million for investments in information technology, including replacing our legacy enterprise resource planning system, $1.1 million lease abandonment costs, partially offset by approximately $7.2 million in lower overhead costs.

Interest Income, Interest Expense and Other Income (Expense), Net

Comparison of the three months ended April 1, 2023, and April 2, 2022

	Three Months Ended		Change
	April 1, 2023	April 2, 2022	$	%
(In thousands, except percentages)
Other income (expense), net
Interest income	$3,181	$123	$3,058	*
Interest expense	(152)	(90)	(62)	68.9%
Other income (expense), net	(2,832)	(2,281)	(551)	24.2%
Total other income (expense), net	$197	$(2,248)	$2,445	(108.8)%
*not meaningful

Interest income for the three months ended April 1, 2023 compared to the three months ended April 2, 2022 increased due to higher yields on our cash and cash equivalents. Interest expense for the three months ended April 1, 2023 compared to the three months ended April 2, 2022 increased primarily due to expenses associated with our Revolving Credit Agreement, as well as banking-related fees. The decrease in other income (expense), net for the three months ended April 1, 2023 compared to the three months ended April 2, 2022 was due to foreign currency exchange losses.

Comparison of the six months ended April 1, 2023, and April 2, 2022

	Six Months Ended		Change
	April 1, 2023	April 2, 2022	$	%
(In thousands, except percentages)
Other income (expense), net
Interest income	$5,149	$156	$4,993	*
Interest expense	(311)	(187)	(124)	66.3%
Other income (expense), net	20,745	(3,683)	24,428	*
Total other income (expense), net	$25,583	$(3,714)	$29,297	*
*not meaningful

Interest income for the six months ended April 1, 2023 compared to the six months ended April 2, 2022 increased due to higher yields on our cash and cash equivalents. Interest expense for the six months ended April 1, 2023 compared to the six months ended April 2, 2022 increased primarily due to expenses associated with our Revolving Credit Agreement, as well as bank-related fees. The increase in other income (expense), net for the six months ended April 1, 2023 compared to the six months ended April 2, 2022 was due to foreign currency exchange gains.

Provision for Income Taxes

Comparison of the three months ended April 1, 2023, and April 2, 2022

	Three Months Ended		Change
	April 1, 2023	April 2, 2022	$	%
(In thousands, except percentages)
Benefit from income taxes	$(26,377)	$(772)	$(25,605)	*
*not meaningful

The benefit from income taxes increased from $0.8 million for the three months ended April 2, 2022, to $26.4 million for the three months ended April 1, 2023.

For the three months ended April 1, 2023, we calculated our U.S. income tax provision using the discrete method as though the interim year-to-date period was an annual period. The application of the annual effective tax rate (“AETR”) method generally required by ASC 740 was impractical for the U.S. interim tax provision as normal deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method. For the three months ended April 1, 2023, our U.S. tax expense was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 of the U.S. Internal Revenue Code (“Section 174”) as we recorded a U.S. current tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against our U.S. deferred tax assets.

For the three months ended April 2, 2022, we recorded a provision for income taxes by applying an estimated AETR to year-to-date earnings in accordance with ASC 740, offset by a discrete tax benefit for U.S. share-based compensation, resulting in an overall benefit from income taxes of $0.8 million.

Comparison of the six months ended April 1, 2023, and April 2, 2022

	Six Months Ended		Change
	April 1, 2023	April 2, 2022	$	%
(In thousands, except percentages)
Provision for income taxes	$10,124	$6,874	$3,250	47.3%

The provision for income taxes increased from $6.9 million for the six months ended April 2, 2022, to $10.1 million for the six months ended April 1, 2023.

For the six months ended April 1, 2023, we calculated our U.S. income tax provision using the discrete method as though the interim year to date period was an annual period. The application of the AETR method generally required by ASC 740 was impractical for the U.S. interim tax provision as normal deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method. For the six months ended April 1, 2023, our U.S. tax expense was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 as we recorded a U.S. current tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against our U.S. deferred tax assets.

For the six months ended April 2, 2022, we recorded a provision for income taxes by applying an estimated AETR to global year-to-date earnings in accordance with ASC 740, offset by a discrete income tax benefit for U.S. share-based compensation resulting in an overall income tax provision of $6.9 million. For the six months ended April 2, 2022, our tax provision included a discrete income tax benefit for the release of a portion of our U.S. valuation allowance as a result of an acquisition and U.S. share-based compensation.

Liquidity and Capital Resources

Our operations are financed primarily through cash flows from operating activities and net proceeds from the sale of our equity securities. As of April 1, 2023, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $294.9 million, including $42.0 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the credit facility under our Revolving Credit Agreement. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of April 1, 2023, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

We believe our existing cash and cash equivalent balances, cash flows from operations and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. We hold our cash with a diverse group of major financial institutions and have processes and safeguards in place to manage our cash balances and mitigate the risk of loss. In October 2021, we entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA, which allows us to borrow up to $100.0 million, with a maturity date of October 2026. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, our potential merger and acquisition activity, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing it would result in increased debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Debt Obligations

On October 13, 2021, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Eurocurrency Loans (at the London interbank offered rate ("LIBOR") plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over LIBOR multiplied by the aggregate face amount of outstanding letters of credit. As of April 1, 2023, we did not have any outstanding borrowings and had $3.0 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of April 1, 2023, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	April 1, 2023	April 2, 2022
(In thousands)
Net cash provided by (used in):
Operating activities	$69,324	$82,374
Investing activities	(23,403)	(42,766)
Financing activities	(30,669)	(68,758)
Effect of exchange rate changes	4,766	(4,207)
Net increase (decrease) in cash and cash equivalents	$20,018	$(33,357)

Cash flows from operating activities

Net cash provided by operating activities of $69.3 million for the six months ended April 1, 2023, consisted of net income of $44.5 million, non-cash adjustments of $69.4 million, and a net decrease in cash related to changes in operating assets and liabilities of $44.6 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $41.2 million, depreciation and amortization of $22.8 million, and other non-cash adjustments, offset by a foreign currency exchange gain of $14.1 million. The net decrease in cash related to operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $186.2 million primarily due to a decrease in inventory, and a decrease in deferred revenue of $4.5 million. The net decrease in operating assets and liabilities was partially offset by a decrease in inventories, net of $118.0 million related to higher sales in our first quarter of fiscal 2023 due to the seasonality of our business, a decrease in accounts receivable, net of $16.9 million due to a decrease in sales in our second quarter of fiscal 2023, and an increase in accrued compensation of $6.1 million.

Cash flows from investing activities

Cash used in investing activities for the six months ended April 1, 2023, of $23.4 million was primarily for the purchases of property and equipment, and intangible assets, which were primarily related to marketing-related product displays.

Cash flows from financing activities

Cash used in financing activities for the six months ended April 1, 2023, of $30.7 million consisted primarily of payments for repurchases of common stock of $30.1 million, payments for repurchases of common stock related to shares withheld for tax in connection with vesting of stock awards of $18.2 million, offset by proceeds from the exercise of stock options of $17.6 million.

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

For the three months ended April 1, 2023, and April 2, 2022, we recognized a loss from foreign currency exchange of $2.8 million and $2.2 million, respectively. For the six months ended April 1, 2023, and April 2, 2022, we recognized a gain from foreign currency exchange of $20.8 million and a loss from foreign currency exchange of $3.7 million, respectively. Based on transactions denominated in currencies other than U.S. dollar as of April 1, 2023, a hypothetical adverse change of 10% would have resulted in an adverse impact on income (loss) before provision for (benefit from) income taxes of approximately $3.3 million and $14.3 million for the three and six months ended April 1, 2023, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of April 1, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control

There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended April 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Due to the quickly evolving and highly competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. For example, in March 2023, we introduced Sonos Era 100 and Sonos Era 300, our next generation of smart speakers, and in April 2023, we introduced Sonos Pro, our new audio subscription service for businesses. The successful introduction of these products and any new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. We face significant challenges in managing the risks associated with new product introductions and production ramp-up issues, including accurately forecasting initial consumer demand, effectively managing any third-party strategic alliances or collaborative partnerships related to new product development or commercialization, as well as the risk that new products may have quality or other defects in the early stages of introduction or may not achieve the market acceptance necessary to generate sufficient revenue. New and upgraded products can also affect the sales and profitability of existing products. Accordingly, if we cannot properly manage the introduction of new products, our operating results and financial condition may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.

Although we have achieved profitability, our business is impacted by a number of factors, including those outside of our control like the global economy, and we may not be able to sustain or increase our profitability and expect to incur increased operating costs in the future.

Although we achieved profitability on an annual basis starting in the fiscal year ended October 2, 2021, we may not be able to maintain or grow our profitability on a quarterly or annual basis in the future. For example, following a profitable first quarter, we were not profitable and incurred net losses on a quarterly basis in the second quarter of fiscal 2023. We have experienced net losses in the past and may incur net losses in the future. As of October 1, 2022, we had an accumulated deficit of $2.5 million.

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

In order to maintain or grow our profitability, we need to continue to increase our revenue and we cannot assure you that we will be able to do so, particularly during times of global economic, social and political uncertainty. In particular, uncertainty in the economic environment, including the potential for an extended global recession, continued inflationary pressures or, in certain markets, foreign currency exchange rate fluctuations, may impact consumer confidence and spending and materially adversely affect demand for our products. Our ability to achieve revenue growth will depend in part on our ability to execute on our product roadmap and our strategy and to determine the market opportunity for new products. New product introductions may adversely impact our gross margin in the near to intermediate term due to the frequency of these product introductions and their anticipated increased share of our overall product volume. The expansion of our business and product offerings also places a continuous and significant strain on our management, operational and financial resources. In the event that we are unable to grow our revenue, or in the event that revenue grows more slowly than we expect, our operating results could be adversely affected, and our stock price could decrease.

If we are unable to accurately anticipate market demand for our products, we may have difficulty managing our production and inventory and our operating results could be harmed.

We must forecast production and inventory needs in advance with our suppliers and manufacturers; our ability to do so accurately could be affected by many factors, including changes in customer demand and spending patterns, new product introductions, sales promotions, channel inventory levels, Russia's invasion of Ukraine, and general economic conditions, including inflation and the potential for an extended global recession. Moreover, we have experienced increased demand for our products during much of the COVID-19 pandemic and have recently seen a softening of consumer demand and a shift in consumer spending from purchasing goods to purchasing services and travel. It remains uncertain the extent to which the easing of COVID-19 mitigation measures will impact demand for our products or shift consumer spending habits generally over the longer term.

If demand does not meet our forecast, excess product inventory could force us to write-down or write-off inventory or to sell the excess inventory at discounted prices, which could cause our gross margin to suffer and impair the strength of our brand. In addition, excess inventory may result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. If demand exceeds our forecast, and we do not have sufficient inventory to meet this demand, we may experience decreased revenue or customer dissatisfaction as a result of any continued inventory shortages or we may have to rapidly increase production which may result in reduced manufacturing quality and customer satisfaction as well as higher supply and manufacturing costs that would lower our gross margin. Any of these scenarios could adversely impact our operating results and financial condition.

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

We may seek to expand beyond our core sound systems and develop products that have wider applications outside of home sound, such as commercial or office. For example, in April 2023, we introduced Sonos Pro, our new audio subscription service for businesses. Developing these products would require us to devote substantial additional resources, and our ability to succeed in developing such products to address such markets is unproven. It is likely that we would need to hire additional personnel, partner with new third parties and incur considerable research and development expenses to pursue such an expansion successfully. We may have less familiarity with consumer preferences for these products and less product or category knowledge, and we could encounter difficulties in attracting new customers due to lower levels of consumer familiarity with our brand. As a result, we may not be successful in future efforts to achieve profitability from new markets, services or new types of products, and our ability to generate revenue from our existing products may suffer. If any such expansion does not enhance our ability to maintain or grow our revenue or recover any associated development costs, our operating results could be adversely affected.

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

We have increasingly focused our product roadmap on voice-enabled speakers. We introduced our first voice-enabled speaker, Sonos One, in October 2017, our first voice-enabled home theater speaker, Sonos Beam, in July 2018, our first Bluetooth-enabled portable speaker with voice control, Sonos Move, in September 2019, and our voice-enabled premium home theater speaker, Sonos Arc, in June 2020. In April 2021, we introduced Roam, our portable smart speaker, and in March 2023, we introduced Sonos Era 100 and Sonos Era 300, our next generation of smart speakers. In May 2022, we introduced Sonos Voice Control, our proprietary voice assistant, on our voice-enabled speakers. If the voice-enabled speaker markets do not continue to grow or grow in unpredictable ways, our revenue may fall short of expectations and our operating results may be harmed, particularly since we incur substantial costs to introduce new products in advance of anticipated sales. Additionally, even if the market for voice-enabled speakers does continue to grow, we may not be successful in developing and selling speakers that appeal to consumers or gain sufficient market acceptance. To succeed in this market, we will need to design, produce and sell innovative and compelling products and partner with other businesses that enable us to capitalize on new technologies, some of which have developed or may develop and sell voice-enabled speaker products of their own as further described herein.

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

We are dependent on a number of technology partners for the development of our products, some of which have developed or may develop and sell products that compete with our products. These technology partners may cease doing business with us or disable the technology they provide our products for a variety of reasons, including to promote their products over our own. For example, we are currently manufacturing and developing voice-enabled speaker systems that are enhanced with the technology of our partners, including those who sell competing products. We introduced Sonos One, Sonos Beam, Sonos Move, Sonos Roam, and Sonos Arc, which feature built-in voice-enabled speakers powered by Amazon’s Alexa or Google’s Google Assistant technology and Sonos Era 100 and Sonos Era 300, which feature built-in voice-enabled speakers powered by Amazon’s Alexa. One or more of our partners could disable their integration on one or all of our voice-enabled products, terminate or not renew their distribution agreement with us, or begin charging us for their integration with our voice-enabled products. For example, our current agreement with Amazon allows Amazon to disable the Alexa integration in our voice-enabled products with limited notice. We cannot assure you that we will be successful in establishing partnerships with other companies that have developed voice-control enablement technology or in developing such technology on our own.

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

We depend on a limited number of contract manufacturers to manufacture our products, with our key manufacturer, Inventec Appliances Corporation, manufacturing a majority of our products. We have also historically manufactured our products in China. In fiscal 2020, we began our efforts to diversify our supply chain through the addition of new contract manufacturers and geographic diversification, starting with Malaysia and extending such efforts into Vietnam in fiscal 2022. In March 2023, we began the process of exiting a partnership with our second-largest contract manufacturer and expect to complete this exit with minimal disruption by September 2023. Our reliance on a limited number of contract manufacturers increases the risk that, in the event that any or all of such manufacturers experience an interruption in their operations, fail to perform their obligation in a timely manner or terminate agreements with us, we would not be able to maintain our production capacity without incurring material additional costs and substantial delays or we may be fully prevented from selling our products. Any material disruption in our relationship with our manufacturers would harm our ability to compete effectively and satisfy demand for our products and could adversely impact our revenue, gross margin and operating results.

In addition, there is no guarantee that our efforts to diversify manufacturers will be successful. Identifying and onboarding a new manufacturer takes a significant amount of time and resources. If we do not successfully coordinate the timely manufacturing and distribution of our products by such manufacturers, if such manufacturers are unable to successfully and timely process our orders or if we do not receive timely and accurate information from such manufacturers, we may have an insufficient supply of products to meet customer demand, we may lose sales, we may experience a build-up in inventory, we may incur additional costs, and our financial performance and reporting may be adversely affected. By adding manufacturers in other countries, we may experience increased transportation costs, fuel costs, labor unrest, impact of natural disasters and other adverse effects on our ability, timing and cost of delivering products, which may increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our operating results and financial condition. In addition, government-mandated shutdowns resulting from COVID-19 have previously impacted and delayed our efforts to diversify our supply chain and caused supply chain disruptions notwithstanding any supply chain diversification efforts, and any future pandemic-related shutdowns may similarly impact our supply chain and diversification efforts should they occur.

We depend on a limited number of third-party components suppliers and logistics providers, and many of our components have long lead times, and our business and operating results could be adversely affected by shortages, disruptions and related challenges.

We are dependent on a limited number of suppliers for various key components used in our products, and we may from time to time have sole source suppliers. The cost, quality and availability of these components are essential to the successful production and sale of our products. We are subject to the risk of industry-wide shortages, price fluctuations and long lead times in the supply of these components and other materials. If the supply of these components is delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. In the event we are unable to obtain components in sufficient quantities on a timely basis and on commercially reasonable terms, our ability to sell our products in order to meet market demand would be affected and could materially and adversely affect our brand, image, business prospects and operating results. During the COVID-19 pandemic, we experienced a number of supply chain disruptions, including component shortages, port congestion and price fluctuations, and, although many of these pandemic-related impacts have abated, their potential to reemerge or intensify are difficult to predict given the uncertain course of the pandemic and its effects.

In addition, the longer lead time for many of our components presents challenges in our efforts to manage component inventory, as we procure such components based on our then current forecast of demand for our products. During the pandemic, we have faced the challenge of managing component inventory during periods of fluctuating availability. In particular, many components with longer lead times experienced shortages during the pandemic and, as a result, during fiscal 2022 and the first quarter of fiscal 2023, we increased our investments in, and purchase commitments for, certain components where possible to secure inventory in anticipation of shortages and strong demand, and we may need to do so again in the future. In the event that actual demand for our products differs from our forecast, we may end up with an excess inventory of components, as we saw in the fourth quarter of fiscal 2022 and the first and second quarters of fiscal 2023, negatively impacting our working capital.

We also use a small number of logistics providers for substantially all our product delivery to both distributors and retailers. If one of these providers were to experience financial difficulties or disruptions in its business, or be subject to closures or other disruptions, our own operations could be adversely affected. Because substantially all of our products are distributed from and into a small number of locations and by a small number of companies, we are susceptible to both isolated and system-wide interruptions caused by events out of our control. Any disruption to the operations of our distribution facilities could delay product delivery, harm our reputation among our customers and adversely affect our operating results and financial condition.

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
•
political, social and/or economic instability;
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

General Risk Factors

Our business has been, and could in the future be, adversely affected by the ongoing COVID-19 pandemic and related macroeconomic uncertainties.

The COVID-19 pandemic and related mitigation measures have adversely affected our business and operating results and may continue to impact us in the future. During the pandemic, consistent with its effects industry-wide, we experienced supply chain disruptions and challenges that increased costs and impacted our ability to meet demand and manage inventory levels. Although many pandemic-related impacts on our business have abated, their potential to reemerge or intensify are difficult to predict given the uncertain course of the pandemic and its effects.

The pandemic has also contributed to ongoing global economic uncertainty. Any recession, depression, inflationary pressures, or other sustained adverse market event resulting from, among other causes, COVID-19 may result in high levels of unemployment and associated loss of personal income, decreased consumer confidence, and lower discretionary spending, which could materially and adversely affect our business, results of operations, financial position, and cash flows.

The extent of the future impact of the COVID-19 pandemic on our business and operating results is uncertain and difficult to predict and will depend on factors outside of our control, including the duration of the pandemic and the impact of the pandemic on the global economy.

The loss of one or more of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could harm our business.

We depend on the continued services and performance of our key personnel. The loss of key personnel, including key members of management as well as our product development, marketing, sales and technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, the loss of key personnel in our finance and accounting departments could harm our internal controls, financial reporting capability and capacity to forecast and plan for future growth. Further, the market for highly skilled workers and leaders in our industry is extremely competitive. If we do not succeed in attracting, hiring and then integrating high-quality personnel or in retaining and motivating existing personnel, we may be unable to grow effectively, and our financial condition may be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's repurchase of common stock during the quarter ended April 1, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan 1 - Jan 28	—	$—	—	$84,957
Jan 29 - Feb 25	131,492	$19.62	131,492	$82,375
Feb 26 - Apr 1	634,857	$19.56	634,857	$69,945
Total	766,349		766,349

(1)
In November 2022, the Board authorized a common stock repurchase program of up to $100.0 million. During the six months ended April 1, 2023, the Company repurchased 1,616,155 shares for an aggregate purchase price of $30.1 million at an average price of $18.58 per share under the repurchase program. See Note 8. Stockholders’ Equity of the Company's condensed consolidated financial statements for further information. Over the past three fiscal years, the Company has completed $250.0 million in share repurchases, for 11,760,762 shares, at an average price of $21.26 per share. The Company withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under the Company's stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting.

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
101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income (loss), (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags

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

Sonos, Inc.

Date: May 10, 2023	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 10, 2023	By:	/s/ Eddie Lazarus
Eddie Lazarus
Chief Financial Officer and Chief Legal Officer
(Principal Financial Officer)

Date: May 10, 2023	By:	/s/ Chris Mason
Chris Mason
SVP, Finance and Chief Accounting Officer
(Principal Accounting Officer)