Form 10-Q
period 2023-07-01
Sonos Inc
filed 2023-08-10
CIK 1314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 29, 2023, the registrant had 128,258,157 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SONOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except par values)

	As of
	July 1, 2023	October 1, 2022
Assets
Current assets:
Cash and cash equivalents	$268,286	$274,855
Accounts receivable, net of allowances	114,658	101,206
Inventories	298,146	454,288
Prepaids and other current assets	26,995	37,042
Total current assets	708,085	867,391
Property and equipment, net	94,154	86,168
Operating lease right-of-use assets	51,041	28,329
Goodwill	81,779	77,300
Intangible assets, net
In-process research and development	72,013	64,680
Other intangible assets	21,725	26,384
Deferred tax assets	1,437	1,508
Other noncurrent assets	34,989	36,628
Total assets	$1,065,223	$1,188,388

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$148,898	$335,758
Accrued expenses	91,911	109,290
Accrued compensation	45,067	23,624
Deferred revenue, current	20,028	27,318
Other current liabilities	38,600	39,649
Total current liabilities	344,504	535,639
Operating lease liabilities, noncurrent	53,266	25,596
Deferred revenue, noncurrent	62,237	56,152
Deferred tax liabilities	12,066	9,642
Other noncurrent liabilities	2,940	846
Total liabilities	475,013	627,875

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	130	130
Treasury stock	(32,352)	(50,896)
Additional paid-in capital	609,460	617,390
Retained earnings (accumulated deficit)	18,451	(2,514)
Accumulated other comprehensive loss	(5,479)	(3,597)
Total stockholders’ equity	590,210	560,513
Total liabilities and stockholders’ equity	$1,065,223	$1,188,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue	$373,356	$371,783	$1,350,108	$1,436,046
Cost of revenue	201,594	195,935	761,672	763,779
Gross profit	171,762	175,848	588,436	672,267
Operating expenses
Research and development	77,758	62,522	235,484	188,798
Sales and marketing	66,600	63,993	208,917	207,684
General and administrative	48,665	42,373	136,219	126,189
Total operating expenses	193,023	168,888	580,620	522,671
Operating income (loss)	(21,261)	6,960	7,816	149,596
Other income (expense), net
Interest income	2,391	429	7,540	585
Interest expense	(274)	(196)	(585)	(384)
Other income (expense), net	1,424	(9,858)	22,169	(13,541)
Total other income (expense), net	3,541	(9,625)	29,124	(13,340)
Income (loss) before provision for (benefit from) income taxes	(17,720)	(2,665)	36,940	136,256
Provision for (benefit from) income taxes	5,851	(2,068)	15,974	4,805
Net income (loss)	$(23,571)	$(597)	$20,966	$131,451

Net income (loss) attributable to common stockholders:
Basic and diluted	$(23,571)	$(597)	$20,966	$131,451

Net income (loss) per share attributable to common stockholders:
Basic	$(0.18)	$—	$0.16	$1.03
Diluted	$(0.18)	$—	$0.16	$0.94

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	128,311,109	127,884,400	127,825,410	127,886,487
Diluted	128,311,109	127,884,400	132,851,379	139,502,527

Total comprehensive income (loss)
Net income (loss)	(23,571)	(597)	20,966	131,451
Change in foreign currency translation adjustment	802	(1,711)	(1,882)	(1,971)
Comprehensive income (loss)	$(22,769)	$(2,308)	$19,084	$129,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited, in thousands, except share amounts)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at October 1, 2022	129,823,663	$130	$617,390	(3,154,940)	$(50,896)	$(2,514)	$(3,597)	$560,513
Issuance of common stock pursuant to equity incentive plans	1,973,506	2	8,101	—	—	—	—	8,103
Retirement of treasury stock	(2,293,416)	(2)	(39,266)	2,293,416	39,268	—	—	—
Repurchase of common stock	—	—	—	(849,806)	(15,043)	—	—	(15,043)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	—	—	—	(470,585)	(8,376)	—	—	(8,376)
Stock-based compensation expense	—	—	20,195	—	—	—	—	20,195
Net income	—	—	—	—	—	75,188	—	75,188
Change in foreign currency translation adjustment	—	—	—	—	—	—	(7,226)	(7,226)
Balance at December 31, 2022	129,503,753	$130	$606,420	(2,181,915)	$(35,047)	$72,674	$(10,823)	$633,354
Issuance of common stock pursuant to equity incentive plans	2,171,911	1	9,478	—	—	—	—	9,479
Retirement of treasury stock	(1,320,391)	(1)	(23,418)	1,320,391	23,419	—	—	—
Repurchase of common stock	—	—	—	(766,349)	(15,011)	—	—	(15,011)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	—	—	—	(457,960)	(9,823)	—	—	(9,823)
Stock-based compensation expense	—	—	21,025	—	—	—	—	21,025
Net loss	—	—	—	—	—	(30,652)	—	(30,652)
Change in foreign currency translation adjustment	—	—	—	—	—	—	4,542	4,542
Balance at April 1, 2023	130,355,273	$130	$613,505	(2,085,833)	$(36,462)	$42,022	$(6,281)	$612,914
Issuance of common stock pursuant to equity incentive plans	1,271,122	1	2,459	—	—	—	—	2,460
Retirement of treasury stock	(1,224,309)	(1)	(24,833)	1,224,309	24,834	—	—	—
Repurchase of common stock	—	—	—	(932,029)	(15,009)	—	—	(15,009)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	—	—	—	(367,984)	(5,715)	—	—	(5,715)
Stock-based compensation expense	—	—	18,329	—	—	—	—	18,329
Net loss	—	—	—	—	—	(23,571)	—	(23,571)
Change in foreign currency translation adjustment	—	—	—	—	—	—	802	802
Balance at July 1, 2023	130,402,086	$130	$609,460	(2,161,537)	$(32,352)	$18,451	$(5,479)	$590,210

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at October 2, 2021	128,857,085	$129	$690,462	(1,871,812)	$(50,276)	$(69,897)	$(1,376)	$569,042
Issuance of common stock pursuant to equity incentive plans	2,030,373	2	13,230	—	—	—	—	13,232
Retirement of treasury stock	(1,010,286)	(1)	(38,647)	1,010,286	38,648	—	—	—
Repurchase of common stock	—	—	—	(1,032,249)	(31,365)	—	—	(31,365)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	—	—	—	(344,198)	(11,882)	—	—	(11,882)
Stock-based compensation expense	—	—	17,459	—	—	—	—	17,459
Net income	—	—	—	—	—	123,481	—	123,481
Change in foreign currency translation adjustment	—	—	—	—	—	—	(360)	(360)
Balance at January 1, 2022	129,877,172	$130	$682,504	(2,237,973)	$(54,875)	$53,584	$(1,736)	$679,607
Issuance of common stock pursuant to equity incentive plans	2,500,969	2	16,019	—	—	—	—	16,021
Retirement of treasury stock	(2,418,184)	(2)	(71,877)	2,418,184	71,879	—	—	—
Repurchase of common stock	—	—	—	(1,611,921)	(43,115)	—	—	(43,115)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	—	—	—	(376,925)	(10,720)	—	—	(10,720)
Stock-based compensation expense	—	—	21,225	—	—	—	—	21,225
Net income	—	—	—	—	—	8,566	—	8,566
Change in foreign currency translation adjustment	—	—	—	—	—	—	100	100
Balance at April 2, 2022	129,959,957	$130	$647,871	(1,808,635)	$(36,831)	$62,150	$(1,636)	$671,684
Issuance of common stock pursuant to equity incentive plans	1,950,471	2	8,001	—	—	—	—	8,003
Retirement of treasury stock	(947,114)	(1)	(25,202)	947,114	25,203	—	—	—
Repurchase of common stock	—	—	—	(2,006,106)	(42,611)	—	—	(42,611)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	—	—	—	(477,528)	(10,811)	—	—	(10,811)
Stock-based compensation expense	—	—	18,779	—	—	—	—	18,779
Net loss	—	—	—	—	—	(597)	—	(597)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(1,711)	(1,711)
Balance at July 2, 2022	130,963,314	$131	$649,449	(3,345,155)	$(65,050)	$61,553	$(3,347)	$642,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities
Net income	$20,966	$131,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,054	27,699
Restructuring and abandonment charges	5,125	—
Stock-based compensation expense	59,549	57,463
Other	19,234	8,656
Deferred income taxes	1,569	(1,238)
Foreign currency transaction (gains) losses	(12,698)	4,437
Changes in operating assets and liabilities:
Accounts receivable	(13,934)	(28,476)
Inventories	141,054	(158,129)
Other assets	9,375	(1,587)
Accounts payable and accrued expenses	(204,012)	97,421
Accrued compensation	20,640	(49,769)
Deferred revenue	(4,093)	(10,958)
Other liabilities	382	(1,313)
Net cash provided by operating activities	78,211	75,657
Cash flows from investing activities
Purchases of property and equipment, and intangible assets	(40,085)	(24,946)
Cash paid for acquisitions, net of acquired cash	—	(126,416)
Net cash used in investing activities	(40,085)	(151,362)
Cash flows from financing activities
Payments for debt issuance costs	—	(929)
Payments for repurchase of common stock	(45,063)	(117,093)
Proceeds from exercise of common stock options	20,042	37,257
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(23,914)	(33,412)
Net cash used in financing activities	(48,935)	(114,177)
Effect of exchange rate changes on cash and cash equivalents	4,240	(10,493)
Net decrease in cash and cash equivalents	(6,569)	(200,375)
Cash and cash equivalents
Beginning of period	274,855	640,101
End of period	$268,286	$439,726
Supplemental disclosure
Cash paid for interest	$780	$223
Cash paid for taxes, net of refunds	$5,217	$8,862
Cash paid for amounts included in the measurement of lease liabilities	$10,599	$11,185
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$7,129	$10,937
Right-of-use assets obtained in exchange for new operating lease liabilities	$31,547	$2,141
Change in estimate of asset retirement obligations	$2,185	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business Overview and Basis of Presentation

Description of business

Sonos, Inc. and its wholly owned subsidiaries (collectively, "Sonos," the "Company," "we," "us" or "our") designs, develops, manufactures, and sells audio products and services. The Sonos sound system provides customers with an immersive listening experience created by the design of its speakers and components, a proprietary software platform, and the ability to stream content from a variety of sources over the customer’s wireless network or over Bluetooth.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual financial statements. They should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2022, (the "Annual Report"), filed with the SEC on November 23, 2022.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three and nine months ended July 1, 2023, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. The nine months ended July 1, 2023, and July 2, 2022, spanned 39 weeks each. As used in this Quarterly Report on Form 10-Q, "fiscal 2023" refers to the fiscal year ending September 30, 2023, "fiscal 2022" refers to the fiscal year ended October 1, 2022, "fiscal 2021" refers to the fiscal year ended October 2, 2021, and "fiscal 2020" refers to the fiscal year ended October 3, 2020.

Use of estimates and judgments

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

Recently adopted accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, and then issued subsequent amendments to the initial guidance under ASU No. 2021-01 and ASU No. 2022-06 (collectively Topic 848). Topic 848 provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, derivatives, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, derivatives, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued as a result of reference rate reform. Topic 848 is currently effective and upon adoption may be applied prospectively to contract modifications and hedging relationships made on or before December 31, 2024. In June 2023, the Company amended its Revolving Credit Agreement (as defined below) to change the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”), effective July 1, 2023. The Company applied the practical expedients provided in Topic 848 to account for the modification as a continuation of the existing contract. The modification had no significant impact on the Company’s consolidated financial statements. Refer to Note 6. Debt for further information.

3. Fair Value Measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment.

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of July 1, 2023, and October 1, 2022:

	July 1, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$105,913	$—	$—	$105,913

	October 1, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$187,170	$—	$—	$187,170

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

4. Revenue and Geographic Information

Disaggregation of revenue

Revenue is attributed to each region based on ship-to address, and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region. Revenue by region is as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
(In thousands)
Americas	$251,616	$232,421	$844,714	$844,099
Europe, Middle East and Africa ("EMEA")	105,312	112,684	434,806	486,473
Asia Pacific ("APAC")	16,428	26,678	70,588	105,474
Total revenue	$373,356	$371,783	$1,350,108	$1,436,046

Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
(In thousands)
United States	$237,211	$211,382	$785,062	$777,808
Other countries	136,145	160,401	565,046	658,238
Total revenue	$373,356	$371,783	$1,350,108	$1,436,046

Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
(In thousands)
Sonos speakers	$289,740	$314,205	$1,070,117	$1,133,825
Sonos system products	64,224	38,363	222,748	234,328
Partner products and other revenue	19,392	19,215	57,243	67,893
Total revenue	$373,356	$371,783	$1,350,108	$1,436,046

5. Balance Sheet Components

Accounts receivable, net of allowances

Accounts receivable, net of allowances, consist of the following:

	July 1, 2023	October 1, 2022
(In thousands)
Accounts receivable	$141,071	$127,523
Allowance for credit losses	(2,655)	(2,744)
Allowance for sales incentives	(23,758)	(23,573)
Accounts receivable, net of allowances	$114,658	$101,206

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Inventories

Inventories, net, consist of the following:

	July 1, 2023	October 1, 2022
(In thousands)
Finished goods	$240,117	$406,657
Component parts	58,029	47,631
Inventories	$298,146	$454,288

The Company writes down inventory as a result of excess and obsolete inventories or when it believes that the net realizable value of inventories is less than the carrying value. As of July 1, 2023, and October 1, 2022, inventory write-downs were $24.2 million and $8.8 million, respectively.

Goodwill

The following table presents the changes in carrying amount of goodwill during the nine months ended July 1, 2023:

(In thousands)
Balance as of October 1, 2022	$77,300
Effect of exchange rate changes on goodwill	4,479
Balance as of July 1, 2023	$81,779

Intangible assets

The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	July 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Trade name	$451	$(94)	$2	$359	4.75
Technology-based	31,480	(10,114)	—	21,366	5.03
Total finite-lived intangible assets	31,931	(10,208)	2	21,725	5.03
In-process research and development not subject to amortization	71,759	—	254	72,013
Total intangible assets	$103,690	$(10,208)	$256	$93,738

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The following table summarizes the estimated future amortization expense of the Company's intangible assets as of July 1, 2023:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2023	$1,493
2024	5,969
2025	3,371
2026	3,042
2027	3,026
2028 and thereafter	4,824
Total future amortization expense	$21,725

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the condensed consolidated statements of operations and comprehensive income (loss). Beginning in fiscal 2020, and continuing through April 2022, the Company conducted activities to replace its legacy enterprise resource management system in order to accommodate the Company's expanding operations. In May 2022, the Company went live with its implementation of a new enterprise resource planning ("ERP") system. Capitalized costs, net of accumulated amortization, were $18.8 million and $21.7 million as of July 1, 2023, and October 1, 2022, respectively, and are reported as a component of other noncurrent assets on the Company's condensed consolidated balance sheets. Amortization expenses for implementation costs for cloud-based computing arrangements for three and nine months ended July 1, 2023, were $0.9 million and $2.8 million, respectively. Accumulated amortization was $5.3 million and $2.5 million as of July 1, 2023, and October 1, 2022, respectively.

Accrued expenses

Accrued expenses consisted of the following:

	July 1, 2023	October 1, 2022
(In thousands)
Accrued advertising and marketing	$11,096	$21,292
Accrued taxes	15,977	7,081
Accrued inventory and supply chain costs	37,531	51,011
Accrued product development	5,469	8,168
Accrued general and administrative expenses	18,740	21,634
Other accrued payables	3,098	104
Total accrued expenses	$91,911	$109,290

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and cloud-based services. Recognition of revenue as of July 1, 2023, includes $9.2 million of deferred revenue from the fourth quarter of fiscal 2022, related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached, which was the first quarter of fiscal 2023. Recognition of revenue as of July 2, 2022, includes $18.8 million of deferred revenue from the fourth quarter of fiscal 2021, related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached, which was the first quarter of fiscal 2022.

The following table presents the changes in the Company’s deferred revenue:

	July 1, 2023	July 2, 2022
(In thousands)
Deferred revenue, beginning of period	$83,470	$89,498
Recognition of revenue included in beginning of period deferred revenue	(21,049)	(35,226)
Revenue deferred, net of revenue recognized on contracts in the respective period	19,844	21,549
Deferred revenue, end of period	$82,265	$75,821

The Company expects the following recognition of deferred revenue as of July 1, 2023:

	For the fiscal years ending
	2023	2024	2025	2026	2027 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$5,592	$18,985	$16,685	$14,285	$26,718	$82,265

Other current liabilities

Other current liabilities consist of the following:

	July 1, 2023	October 1, 2022
(In thousands)
Reserve for returns	$20,186	$18,263
Short-term operating lease liabilities	5,089	10,532
Warranty liability	8,969	5,771
Other	4,356	5,083
Total other current liabilities	$38,600	$39,649

The following table presents the changes in the Company’s warranty liability:

	July 1, 2023	July 2, 2022
(In thousands)
Warranty liability, beginning of period	$5,771	$5,604
Provision for warranties issued during the period	10,670	9,191
Settlements of warranty claims during the period	(7,472)	(7,367)
Warranty liability, end of period	$8,969	$7,428

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Leases

On May 11, 2023, the Company amended its existing operating lease at the Lafayette City Center in Boston, Massachusetts. The effect of the modification was a partial reduction in the square footage of the lease and an extension of the lease term through July 2035. The modification resulted in the Company continuing to classify the lease as an operating lease, with an increase in right-of-use assets and lease liabilities totaling $31.6 million and $30.4 million, respectively.

6. Debt

On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto (the "Revolving Credit Agreement").

The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. In June 2023, the Company amended the Revolving Credit Agreement, replacing prior references to LIBOR with references to SOFR a result of the discontinuation of LIBOR. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (at the Term SOFR Rate, plus the applicable Term SOFR Adjustment ranging from 0.11% to 0.43%, plus an applicable margin (in total, "Adjusted Term SOFR")). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over Adjusted Term SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of July 1, 2023, the Company did not have any outstanding borrowings and had $1.8 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of July 1, 2023, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

7. Commitments and Contingencies

Commitments to suppliers

At July 1, 2023, the Company's commitments to suppliers were estimated to be approximately $129 million, the majority of which is expected to be paid in the next twelve months. These commitments are related to electrical components that are specific to Sonos products, and for which the Company typically participates in negotiations directly with the suppliers, and included 1) contractual obligations to third-party manufacturers and suppliers, 2) the inventory owned by contract manufacturers procured to manufacture Sonos products, and 3) purchase commitments made by contract manufacturers to their upstream suppliers.

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

On September 29, 2020, the Company filed another lawsuit against Google alleging infringement of additional Sonos patents and seeking monetary damages and other non-monetary relief. This suit is pending in the U.S. District Court for the Northern District of California. A jury trial was held in May 2023, which found one Sonos patent to be infringed and another Sonos patent not infringed, and returned an award of $32.5 million based on a royalty rate of $2.30 per infringing unit. Post-trial motions are awaiting decision. No amounts were recorded in connection with the award in the jury trial as of July 1, 2023.

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

On August 8, 2022, Google filed two complaints with the ITC against the Company and two counterpart lawsuits in the Northern District of California against the Company, collectively alleging infringement by the Company of seven Google patents generally related to wireless charging, device setup, and voice control, and seeking monetary damages and other non-monetary relief. The ITC investigations are currently pending while the counterpart lawsuits are stayed pending completion of the ITC investigations. The ITC has terminated the investigation as to one Google patent as a result of imminent expiration of that Google patent. An oral hearing on one of the ITC investigations took place in June 2023, with a final decision scheduled for January 2024. With respect to the other ITC investigation, the administrative law judge has indicated that she will be invalidating both Google patents at issue.

Implicit

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

Tariff refunds

On May 13, 2020, the Company was granted a temporary exclusion from the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"), eliminating the tariffs on the Company's component products imported from China until August 31, 2020. The exclusion for the Company’s component products was not extended past August 31, 2020, with the Section 301 tariffs for our component products automatically reinstated on September 1, 2020. On July 23, 2020, the Company was granted a temporary exclusion from Section 301 tariffs, eliminating the tariffs on the Company’s core speaker products imported from China until August 31, 2020. These exemptions entitled the Company to refunds for tariffs paid from September 2019 through December 2020. On August 28, 2020, the United States Trade Representative ("USTR") granted an extension through December 31, 2020, of the exclusion for the Company’s core speaker products, with the Section 301 tariffs for our core speaker products automatically reinstated on January 1, 2021. On March 23, 2022, the Company was granted an exclusion extension from the Section 301 tariffs, eliminating tariffs on the Company’s core speaker products, including certain new product introductions, imported from China from April 13, 2022, through December 31, 2022. This exemption entitled the Company to refunds for tariffs paid from October 12, 2021, through April 12, 2022. On December 16, 2022, the USTR granted an extension through September 30, 2023, of the exclusion for the Company's core speaker products.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Tariff refund claims are subject to review and approval by the U.S. Customs and Border Protection. For the three and nine months ended July 1, 2023, the Company recognized $3.1 million and $9.5 million, respectively, in refunds based upon acceptance of the Company's refund request, recognized as a reduction to cost of revenue. As of July 1, 2023, the remaining refunds the Company expected to recover totaled approximately $1.1 million, for tariffs paid from September 2019 through December 2020, and from October 12, 2021 through April 12, 2022. The Company did not record these potential refunds due to uncertainty of the timing of acceptance of approval, but such refunds will be recognized as a reduction to cost of revenue if and when acceptance occurs.

8. Stockholders' Equity

On November 16, 2022, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $100.0 million. During the nine months ended July 1, 2023, the Company repurchased 2,548,184 shares for an aggregate purchase price of $45.1 million at an average price of $17.67 per share under the repurchase program. The Company had $54.9 million available for share repurchases under the repurchase program as of July 1, 2023.

Treasury stock during the nine months ended July 1, 2023, included 1,296,529 shares withheld to satisfy employees' tax withholding requirements in connection with vesting of stock awards. Additionally, during the nine months ended July 1, 2023, the Company retired 4,838,116 shares of treasury stock.

9. Stock-based Compensation

2018 Equity Incentive Plan

In July 2018, the Board adopted the 2018 Equity Incentive Plan (the "2018 Plan"). The 2018 Plan became effective in connection with the Company's initial public offering ("IPO"). The number of shares reserved for issuance under the 2018 Plan increases automatically on January 1 of each year beginning in 2019 and continuing through 2028 by a number of shares of common stock equal to the lesser of (x) 5% of the total outstanding shares of the Company’s common stock and common stock equivalents as of the immediately preceding December 31 (rounded to the nearest whole share) and (y) a number of shares determined by the Company's Board.

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

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at October 1, 2022	10,802,882	$13.37	4.5	$10,956
Exercised	(1,865,278)	$10.71
Forfeited	(26,581)	$15.17
Outstanding at July 1, 2023	8,911,023	$13.93	3.9	$21,457

As of July 1, 2023, all outstanding stock options have vested and the Company had no unrecognized stock-based compensation expense related to stock options. As of October 1, 2022, the Company had $0.4 million of

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

unrecognized stock-based compensation expense related to stock options, which are expected to be recognized over weighted-average periods of 0.2 years.

Restricted stock units ("RSU")

Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. RSUs vest quarterly over the service period, which is generally four years, with certain awards subject to an initial annual cliff vest. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 1, 2022	8,308,177	$19.25	$115,484
Granted	5,085,052	$17.46
Released	(3,300,998)	$16.62
Forfeited	(1,244,302)	$19.05
Outstanding at July 1, 2023	8,847,929	$19.23	$144,487
At July 1, 2023
Units expected to vest	7,605,402	$19.14	$124,196

As of July 1, 2023, and October 1, 2022, the Company had $126.8 million and $120.6 million of unrecognized stock-based compensation expense related to RSUs, which are expected to be recognized over weighted-average periods of 2.5 and 2.5 years, respectively.

Performance stock units ("PSU")

Pursuant to the 2018 Plan, the Company has issued and may issue certain PSUs that vest on the satisfaction of service and performance conditions. The number of outstanding PSUs is based on the target number of share awards. The number of shares vested at the end of the performance period is based on achievement of performance conditions and may include adjustments to reflect the extent to which the corresponding performance goals have been achieved. The number of shares vested during the nine months ended July 1, 2023, includes performance achievement adjustments of a net reduction of 12,895 units. The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 1, 2022	398,077	$26.96	$5,533
Granted	249,370	$17.54
Vested	(263,158)	$26.26
Forfeited	(63,033)	$21.07
Outstanding at July 1, 2023	321,256	$21.38	$5,246

As of July 1, 2023, and October 1, 2022, the Company had $1.4 million and $0.4 million of unrecognized stock-based compensation expense related to PSUs, which are expected to be recognized over weighted-average periods of 1.5 and 0.6 years, respectively.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Stock-based compensation

Total stock-based compensation expense by functional category was as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
(In thousands)
Cost of revenue	$450	$448	$1,601	$1,153
Research and development	8,637	7,858	27,353	22,687
Sales and marketing	3,590	3,826	12,178	11,650
General and administrative	5,652	6,647	18,417	21,973
Total stock-based compensation expense	$18,329	$18,779	$59,549	$57,463

10. Income Taxes

The Company’s tax provision and the resulting effective tax rate for interim periods is generally determined based upon its estimated annual effective tax rate ("AETR"), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the AETR, and if the estimated AETR changes, a cumulative adjustment is made in that quarter.

The Company recorded a provision for income taxes of $5.9 million and a benefit from income taxes of $2.1 million for the three months ended July 1, 2023, and July 2, 2022, respectively, related to U.S. and non-U.S. income taxes. The Company recorded a provision for income taxes of $16.0 million and $4.8 million for the nine months ended July 1, 2023, and July 2, 2022, respectively.

For the three and nine months ended July 1, 2023, the Company calculated its U.S. income tax provision using the discrete method as though the interim year-to-date period was an annual period. The application of the AETR method generally required by ASC 740 was impractical for the U.S. interim tax provision given that normal deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method. For the three and nine months ended July 1, 2023, the Company's U.S. tax expense was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 of the U.S. Internal Revenue Code ("Section 174") as the Company recorded a current U.S. tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against its U.S. deferred tax assets. For the three months ended July 2, 2022, the Company’s tax benefit includes the impact of excess U.S. share-based compensation and a benefit from the release of a non-U.S. valuation allowance.

For the three and nine months ended July 1, 2023, the Company concluded that a full valuation allowance on its deferred tax assets in the U.S. continued to be appropriate considering cumulative pre-tax losses in recent years and uncertainty with respect to future taxable income. Release of the valuation allowance in the U.S. would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$(23,571)	$(597)	$20,966	$131,451
Denominator:
Weighted-average shares of common stock—basic	128,311,109	127,884,400	127,825,410	127,886,487
Effect of potentially dilutive stock options	—	—	2,164,370	6,394,897
Effect of RSUs	—	—	2,807,869	5,021,346
Effect of PSUs	—	—	53,730	199,797
Weighted-average shares of common stock—diluted	128,311,109	127,884,400	132,851,379	139,502,527
Net income (loss) per share attributable to common stockholders:
Basic	$(0.18)	$—	$0.16	$1.03
Diluted	$(0.18)	$—	$0.16	$0.94

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Stock options to purchase common stock	9,035,818	11,635,083	7,525,339	6,393,441
Restricted stock units	9,569,869	9,328,274	7,429,364	4,700,508
Performance stock units	180,762	301,507	119,754	101,709
Total	18,786,449	21,264,864	15,074,457	11,195,658

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

12. Retirement Plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $2.5 million and $2.2 million for the three months ended July 1, 2023, and July 2, 2022, respectively. The Company's matching contributions totaled $7.2 million and $6.2 million for the nine months ended July 1, 2023, and July 2, 2022, respectively.

13. Restructuring Plan

On June 14, 2023, the Company initiated a restructuring plan to reduce its cost base (the “2023 restructuring plan”). The 2023 restructuring plan includes a reduction in force involving approximately 7% of the Company's employees, further reducing the Company’s real estate footprint, and re-evaluating certain program spend. Total pre-tax restructuring and abandonment costs under the 2023 restructuring plan were $11.4 million, substantially all of which were incurred in the third quarter of fiscal 2023, with nominal amounts to be incurred through the first quarter of fiscal 2024.

Restructuring and abandonment costs by major cost-type incurred were as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	July 1, 2023	July 1, 2023
Employee-related costs	$9,083	$9,083
Lease abandonment charges[1]	279	5,126
Other restructuring costs	966	966
Total restructuring and abandonment costs	$10,328	$15,175

[1] Lease abandonment charges for the nine months ended July 1, 2023, include $4.8 million of accelerated depreciation for leasehold improvements and non-recurring write-offs for operating lease right-of-use assets that were incurred in March 2023, when the Company abandoned portions of its office spaces for the remainders of their respective lease terms in support of operational efficiencies.

Restructuring costs are recorded in the Company's condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	July 1, 2023	July 1, 2023
Research and development[1]	$3,686	$6,368
Sales and marketing[1]	4,422	5,455
General and administrative[1]	2,220	3,352
Total restructuring and abandonment costs	$10,328	$15,175

[1] Restructuring and abandonment costs for the nine months ended July 1, 2023, include accelerated depreciation for leasehold improvements and non-recurring write-offs for operating lease right-of-use assets that were incurred in March 2023, when the Company abandoned portions of its office spaces for the remainders of their respective lease terms in support of operational efficiencies.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The following table summarizes the Company's restructuring activities recorded in accrued expenses and accrued compensation within the condensed consolidated balance sheets:

(in thousands)	Employee Related Costs	Other Restructuring Costs	Total
Balance as of April 1, 2023	$-	$-	$-
Restructuring charges	9,083	966	10,049
Cash paid	(768)	—	(768)
Balance as of July 1, 2023	$8,315	$966	$9,281

14. Subsequent Event

On July 13, 2023, as part of the Company's ongoing evaluation of real estate needs and overall lease consolidation initiatives, the Company entered into a lease agreement for a new headquarters location for approximately 50,000 square feet of office space located in Goleta, California. The lease expires in May 2031, with no option to extend. The Company anticipates taking possession of the leased premises in October 2023 and intends to relocate its headquarters to this space in fiscal 2024.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "would," "expect," "objective," "plan," "potential," "seek," "grow," "target," "if," and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, objectives, restructuring efforts, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. Except as required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

We have developed a robust product and software roadmap that we believe will help us capture the expanding addressable market for our products. We believe executing on our roadmap will position us to acquire new customers, offer a continuously improving experience to our existing customers, and grow follow-on purchases.

Recent Developments

In June 2023, in response to softening of underlying demand trends we observed in the prior quarter resulting from industry-wide macroeconomic pressures, we initiated a restructuring plan to reduce our cost base (the “2023 restructuring plan”). The 2023 restructuring plan includes a reduction in force involving approximately 7% of our employees, further reducing our real estate footprint, and re-evaluating certain program spend. Restructuring and abandonment costs under the 2023 restructuring plan were $11.4 million, substantially all of which were incurred in the third quarter of fiscal 2023. Additionally, in March 2023, in support of operational efficiencies, we abandoned portions of our office spaces for the remainder of their respective lease terms resulting in non-recurring abandonment charges of $4.8 million.

During the third quarter of fiscal 2023, we saw continued improvements in our supply chain, including recovery of supply for our products, decreased spot market component costs, and decreased shipping and logistics costs compared to the prior year. This improvement was partially offset by inventory write-downs for component inventory for purchases we committed to in response to industry-wide supply constraints resulting from the impact of the COVID-19 pandemic. In the third quarter of fiscal 2023, we continued the process of exiting a partnership with one of our contract manufacturers and we expect to complete this exit with minimal disruption by September 2023. We continued to maintain diversified contract manufacturing partnerships and shifted more of our production into our new contract manufacturing locations in Malaysia and Vietnam, resulting in savings from tariff avoidance.

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

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
(In thousands, except percentages)
Total revenue	$373,356	$371,783	$1,350,108	$1,436,046
Products sold	1,208	1,357	4,688	5,155
Net income (loss)	(23,571)	(597)	20,966	131,451
Net income (loss) margin	(6.3)%	(0.2)%	1.6%	9.2%
Adjusted EBITDA(1)	$34,304	$42,105	$147,600	$252,102
Adjusted EBITDA margin(1)	9.2%	11.3%	10.9%	17.6%

(1)
For additional information regarding adjusted EBITDA and adjusted EBITDA margin (which are non-GAAP financial measures), including reconciliations of net income (loss), to adjusted EBITDA, see the sections titled "Adjusted EBITDA and Adjusted EBITDA Margin" and "Non-GAAP Financial Measures" below.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
(In thousands, except percentages)
Net income (loss)	$(23,571)	$(597)	$20,966	$131,451
Add (deduct):
Depreciation and amortization	12,209	8,907	35,054	27,699
Stock-based compensation expense	18,329	18,779	59,549	57,463
Interest income	(2,391)	(429)	(7,540)	(585)
Interest expense	274	196	585	384
Other (income) expense, net	(1,424)	9,858	(22,169)	13,541
Provision for (benefit from) income taxes	5,851	(2,068)	15,974	4,805
Legal and transaction related costs(1)	14,699	7,459	30,006	17,344
Restructuring and abandonment costs(2) (Note 13)	10,328	—	15,175	—
Adjusted EBITDA	$34,304	$42,105	$147,600	$252,102
Revenue	$373,356	$371,783	$1,350,108	$1,436,046
Net income (loss) margin	(6.3)%	(0.2)%	1.6%	9.2%
Adjusted EBITDA margin	9.2%	11.3%	10.9%	17.6%

(1)
Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google, as well as legal and transaction costs associated with our acquisition activity, which we do not consider representative of our underlying operating performance.
(2)
Restructuring and abandonment costs for the nine months ended July 1, 2023, include $4.8 million of non-recurring lease abandonment charges that were incurred in March 2023, when we abandoned portions of our office spaces for the remainder of their respective lease terms in support of operational efficiencies. See Note 13. Restructuring Plan of the notes to our condensed consolidated financial statement for further discussion related to our 2023 restructuring plan.

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended				Nine Months Ended
	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
(Dollars in thousands)	$	%	$	%	$	%	$	%
Revenue	$373,356	100.0%	$371,783	100.0%	$1,350,108	100.0%	$1,436,046	100.0%
Cost of revenue (1)	201,594	54.0	195,935	52.7	761,672	56.4	763,779	53.2
Gross profit	171,762	46.0	175,848	47.3	588,436	43.6	672,267	46.8
Operating expenses
Research and development(1)	77,758	20.8	62,522	16.8	235,484	17.4	188,798	13.1
Sales and marketing(1)	66,600	17.8	63,993	17.2	208,917	15.5	207,684	14.5
General and administrative(1)	48,665	13.0	42,373	11.4	136,219	10.1	126,189	8.8
Total operating expenses	193,023	51.7	168,888	45.4	580,620	43.0	522,671	36.4
Operating income (loss)	(21,261)	(5.7)	6,960	1.9	7,816	0.6	149,596	10.4
Other income (expense), net
Interest income	2,391	0.6	429	0.1	7,540	0.6	585	—
Interest expense	(274)	(0.1)	(196)	(0.1)	(585)	—	(384)	—
Other income (expense), net	1,424	0.4	(9,858)	(2.7)	22,169	1.6	(13,541)	(0.9)
Total other income (expense), net	3,541	0.9	(9,625)	(2.6)	29,124	2.2	(13,340)	(0.9)
Income (loss) before provision for (benefit from) income taxes	(17,720)	(4.7)	(2,665)	(0.7)	36,940	2.7	136,256	9.5
Provision for (benefit from) income taxes	5,851	1.6	(2,068)	(0.6)	15,974	1.2	4,805	0.3
Net income (loss)	$(23,571)	(6.3)%	$(597)	(0.2)%	$20,966	1.6%	$131,451	9.2%
Adjusted EBITDA (2)	$34,304	9.2%	$42,105	11.3%	$147,600	10.9%	$252,102	17.6%

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended				Nine Months Ended
	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
(In thousands, except percentages)	$	%	$	%	$	%	$	%
Cost of revenue	$450	0.1%	$448	0.1%	$1,601	0.1%	$1,153	0.1%
Research and development	8,637	2.3	7,858	2.1	27,353	2.0	22,687	1.6
Sales and marketing	3,590	1.0	3,826	1.0	12,178	0.9	11,650	0.8
General and administrative	5,652	1.5	6,647	1.8	18,417	1.4	21,973	1.5
Total stock-based compensation expense	$18,329	4.9%	$18,779	5.1%	$59,549	4.4%	$57,463	4.0%

(2) Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the sections titled "Adjusted EBITDA and adjusted EBITDA margin" and "Non-GAAP financial measures" above.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Comparison of the three months ended July 1, 2023, and July 2, 2022

Revenue

Comparison of the three months ended July 1, 2023, and July 2, 2022

	Three Months Ended		Change
	July 1, 2023	July 2, 2022	$	%
(In thousands, except percentages)
Sonos speakers	$289,740	$314,205	$(24,465)	(7.8)%
Sonos system products	64,224	38,363	25,861	67.4
Partner products and other revenue	19,392	19,215	177	0.9
Total revenue	$373,356	$371,783	$1,573	0.4%

Total revenue increased $1.6 million, or 0.4%, for the three months ended July 1, 2023, compared to the three months ended July 2, 2022. The increase was driven by growth in the Americas primarily from strong performance of our new product introductions, and successful promotional activity, partially offset by declines in EMEA and APAC primarily due to demand softening.

Sonos speakers revenue represented 77.6% of total revenue for the three months ended July 1, 2023, and decreased 7.8% compared to the three months ended July 2, 2022, primarily driven by declines in Arc and One. These declines were partially offset by the strong performance of Era 300 and Era 100 which were introduced in March 2023, as well as by the strong performance of Sub Mini which was introduced in October 2022. Sonos system products represented 17.2% of total revenue for the three months ended July 1, 2023, and increased 67.4% compared to the three months ended July 2, 2022, driven by the growth of our custom installer partners primarily due to a favorable comparison against the supply-constrained prior year. Partner products and other revenue represented 5.2% of total revenue for the three months ended July 1, 2023, and does not represent a material change compared to the three months ended July 2, 2022.

	Three Months Ended		Change
	July 1, 2023	July 2, 2022	$	%	Constant Currency Change
(In thousands)
Americas	$251,616	$232,421	$19,195	8.3%	12.3%
EMEA	105,312	112,684	(7,372)	(6.5)	(16.0)
APAC	16,428	26,678	(10,250)	(38.4)	(35.6)
Total revenue	$373,356	$371,783	$1,573	0.4%	0.3%

In constant currency U.S. dollars, total revenue increased 0.3% for the three months ended July 1, 2023, compared to the three months ended July 2, 2022. Beginning in the first quarter of fiscal 2023, we began calculating constant currency growth percentages by translating our current period financial results using the prior period average currency exchange rates and comparing these amounts to our prior period reported results.

	Three Months Ended
	July 1, 2023	July 2, 2022	Change
(Units in thousands)
Total products sold	1,208	1,357	(149)	(11.0)%

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The volume of products sold decreased 11.0% for the three months ended July 1, 2023, compared to the three months ended July 2, 2022, mainly driven by unit decreases in the Sonos speakers and partner products and other revenue categories, partially offset by an increase in the Sonos system products category. The volume of products sold decreased despite the modest overall increase in revenue due to our product mix and was primarily due to the impact of a large decrease in partner product units with lower selling prices which contributed a smaller corresponding decrease in revenue.

Comparison of the nine months ended July 1, 2023, and July 2, 2022

	Nine Months Ended		Change
	July 1, 2023	July 2, 2022	$	%
(In thousands, except percentages)
Sonos speakers	$1,070,117	$1,133,825	$(63,708)	(5.6)%
Sonos system products	222,748	234,328	(11,580)	(4.9)
Partner products and other revenue	57,243	67,893	(10,650)	(15.7)
Total revenue	$1,350,108	$1,436,046	$(85,938)	(6.0)%

Total revenue decreased $85.9 million, or 6.0%, for the nine months ended July 1, 2023, compared to the nine months ended July 2, 2022. The decrease was primarily driven by declining sales in our second quarter of fiscal 2023, mainly related to an unfavorable comparison to the prior year when we had significant fulfillment of backorders as supply improved following a long period of supply constraints, as well as due to the impact of unfavorable foreign exchange rates.

Sonos speakers revenue represented 79.3% of total revenue for the nine months ended July 1, 2023, and decreased 5.6% compared to the nine months ended July 2, 2022, driven by declines in sales of One, Roam and Arc, partially offset by the introduction of Sub Mini in October 2022, and the introductions of Era 100 and Era 300 in March 2023. Sonos system products represented 16.5% of total revenue for the nine months ended July 1, 2023, and decreased 4.9% compared to the nine months ended July 2, 2022, due to decreases in the category during the first half of fiscal 2023, partially offset by an increase in the third quarter of fiscal 2023 driven by the growth of our custom installer partners due to a favorable comparison against the supply-constrained prior year. Partner products and other revenue represented 4.2% of total revenue for the nine months ended July 1, 2023, and decreased 15.7% compared to the nine months ended July 2, 2022, primarily driven by a decrease in orders of our partner products.

	Nine Months Ended		Change
	July 1, 2023	July 2, 2022	$	%	Constant Currency Change
(In thousands)
Americas	$844,714	$844,099	$615	0.1%	1.4%
EMEA	434,806	486,473	(51,667)	(10.6)	(5.3)
APAC	70,588	105,474	(34,886)	(33.1)	(26.0)
Total revenue	$1,350,108	$1,436,046	$(85,938)	(6.0)%	(2.9)%

In constant currency U.S. dollars, total revenue decreased 2.9% for the nine months ended July 1, 2023, compared to the nine months ended July 2, 2022. Beginning in the first quarter of fiscal 2023, we began calculating constant currency growth percentages by translating our current period financial results using the prior period average currency exchange rates and comparing these amounts to our prior period reported results.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

	Nine Months Ended
	July 1, 2023	July 2, 2022	Change
(Units in thousands)
Total products sold	4,688	5,155	(467)	(9.1)%

The volume of products sold decreased 9.1% for the nine months ended July 1, 2023, compared to the nine months ended July 2, 2022, mainly driven by unit decreases across all categories. The rate of decrease in volume of products sold was slightly larger than the rate of decrease of revenue primarily due to the impact of a large decrease in partner product units with lower selling prices and therefore a smaller corresponding decrease in revenue.

Cost of Revenue and Gross Profit

Comparison of the three months ended July 1, 2023, and July 2, 2022

	Three Months Ended		Change
	July 1, 2023	July 2, 2022	$	%
(In thousands, except percentages)
Cost of revenue	$201,594	$195,935	$5,659	2.9%
Gross profit	$171,762	$175,848	$(4,086)	(2.3)%
Gross margin	46.0%	47.3%

Cost of revenue increased $5.7 million, or 2.9%, for the three months ended July 1, 2023, compared to the three months ended July 2, 2022, primarily due to selling more units of certain products with higher costs per unit.

Gross margin decreased 130 basis points for the three months ended July 1, 2023, compared to the three months ended July 2, 2022. The decrease was primarily due to higher promotional activity, as well as component inventory-related write-downs. The decrease was partially offset by an increase in sales of higher-margin products, as well as a decrease in sales of lower margin products, reduced spot market component costs due to the normalization of the supply chain, and the impact of increasing our selling prices for certain products.

Comparison of the nine months ended July 1, 2023, and July 2, 2022

	Nine Months Ended		Change
	July 1, 2023	July 2, 2022	$	%
(In thousands, except percentages)
Cost of revenue	$761,672	$763,779	$(2,107)	(0.3)%
Gross profit	$588,436	$672,267	$(83,831)	(12.5)%
Gross margin	43.6%	46.8%

Cost of revenue decreased $2.1 million, or 0.3%, for the nine months ended July 1, 2023, compared to the nine months ended July 2, 2022, primarily due to a decrease in products sold, lower shipping and logistics costs related to improvement in industry-wide supply chain dynamics compared to the prior year, partially offset by selling more units of certain products with higher costs per unit primarily in the first quarter of fiscal 2023.

Gross margin decreased 320 basis points for the nine months ended July 1, 2023, compared to the nine months ended July 2, 2022. The decrease was primarily due to higher promotional activity, the impact of unfavorable foreign exchange rates, higher component costs in the first quarter of fiscal 2023, as well as inventory-related write-downs. The decrease was partially offset by lower shipping and logistics costs related to improvement in industry-wide supply chain dynamics compared to the prior year, a reduction in tariff expenses of $11.7 million net of refunds

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

recognized, resulting from an extension of our exemption from tariffs on core speaker products, which did not begin until the end of the second quarter of fiscal 2022.

Research and Development

Comparison of the three months ended July 1, 2023, and July 2, 2022

	Three Months Ended		Change
	July 1, 2023	July 2, 2022	$	%
(In thousands, except percentages)
Research and development	$74,072	$62,522	$11,550	18.5%
Restructuring and abandonment costs	3,686	-	3,686	*
Total research and development	$77,758	$62,522	$15,236	24.4%
Percentage of revenue	20.8%	16.8%
* not meaningful

Research and development expenses increased $15.2 million, or 24.4%, for the three months ended July 1, 2023, compared to the three months ended July 2, 2022. This increase was primarily driven by $13.0 million of higher personnel-related expenses and stock-based compensation due to increased headcount and higher variable compensation as we continue to execute on our product roadmap and category expansion, and the impact of $3.7 million of restructuring and abandonment costs resulting from the 2023 restructuring plan.

Comparison of the nine months ended July 1, 2023, and July 2, 2022

	Nine Months Ended		Change
	July 1, 2023	July 2, 2022	$	%
(In thousands, except percentages)
Research and development	$229,116	$188,798	$40,318	21.4%
Restructuring and abandonment costs	6,368	-	6,368	*
Total research and development	$235,484	$188,798	$46,686	24.7%
Percentage of revenue	17.4%	13.1%
*not meaningful

Research and development expenses increased $46.7 million, or 24.7%, for the nine months ended July 1, 2023, compared to the nine months ended July 2, 2022. This increase was primarily driven by $36.8 million of higher personnel-related expenses and stock-based compensation primarily due to increased headcount and higher variable compensation as we continue to execute on our product roadmap and category expansion, and the impact of $6.4 million of restructuring and abandonment costs resulting from the 2023 restructuring plan.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Sales and Marketing

Comparison of the three months ended July 1, 2023, and July 2, 2022

	Three Months Ended		Change
	July 1, 2023	July 2, 2022	$	%
(In thousands, except percentages)
Sales and marketing	$62,178	$63,993	$(1,815)	(2.8)%
Restructuring and abandonment costs	4,422	-	4,422	*
Total sales and marketing	$66,600	$63,993	$2,607	4.1%
Percentage of revenue	17.8%	17.2%
* not meaningful

Sales and marketing expenses increased $2.6 million, or 4.1%, for the three months ended July 1, 2023, compared to the three months ended July 2, 2022. This increase was primarily driven by the impact of $4.4 million of restructuring and abandonment costs resulting from the 2023 restructuring plan, $3.7 million of higher personnel-related expenses and stock-based compensation primarily due to increased headcount and higher variable compensation, as well as increases in depreciation mainly related to our product displays, partially offset by lower marketing expenses of $8.0 million.

Comparison of the nine months ended July 1, 2023, and July 2, 2022

	Nine Months Ended		Change
	July 1, 2023	July 2, 2022	$	%
(In thousands, except percentages)
Sales and marketing	$203,462	$207,684	$(4,222)	(2.0)%
Restructuring and abandonment costs	5,455	-	5,455	*
Total sales and marketing	$208,917	$207,684	$1,233	0.6%
Percentage of revenue	15.5%	14.5%
* not meaningful

Sales and marketing expenses increased $1.2 million, or 0.6%, for the nine months ended July 1, 2023, compared to the nine months ended July 2, 2022. This increase was primarily driven by $7.5 million of personnel-related expenses and stock-based compensation primarily due to increased headcount and higher variable compensation, the impact of $5.5 million of restructuring and abandonment costs resulting from the 2023 restructuring plan, and $2.7 million increased depreciation mainly related to our product displays, partially offset by lower marketing expenses of $15.4 million.

General and Administrative

Comparison of the three months ended July 1, 2023, and July 2, 2022

	Three Months Ended		Change
	July 1, 2023	July 2, 2022	$	%
(In thousands, except percentages)
General and administrative	$46,445	$42,373	$4,072	9.6%
Restructuring and abandonment costs	2,220	-	2,220	*
Total general and administrative	$48,665	$42,373	$6,292	14.8%
Percentage of revenue	13.0%	11.4%
* not meaningful

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

General and administrative expenses increased $6.3 million, 14.8%, for the three months ended July 1, 2023, compared to the three months ended July 2, 2022. The increase was primarily driven by $7.5 million in legal fees incurred in connection with our IP litigation, and the impact of $2.2 million of restructuring costs resulting from the 2023 restructuring plan, partially offset by lower overhead costs.

Comparison of the nine months ended July 1, 2023, and July 2, 2022

	Nine Months Ended		Change
	July 1, 2023	July 2, 2022	$	%
(In thousands, except percentages)
General and administrative	$132,867	$126,189	$6,678	5.3%
Restructuring and abandonment costs	3,352	-	3,352	*
Total general and administrative	$136,219	$126,189	$10,030	7.9%
Percentage of revenue	10.1%	8.8%
* not meaningful

General and administrative expenses increased $10.0 million, or 7.9%, for the nine months ended July 1, 2023, compared to the nine months ended July 2, 2022. The increase was primarily driven by $14.0 million of legal fees incurred in connection with our IP litigation and the impact of $3.4 million of restructuring and abandonment costs resulting from the 2023 restructuring plan, partially offset by $8.6 million of lower overhead costs.

Interest Income, Interest Expense and Other Income (Expense), Net

Comparison of the three months ended July 1, 2023, and July 2, 2022

	Three Months Ended		Change
	July 1, 2023	July 2, 2022	$	%
(In thousands, except percentages)
Other income (expense), net
Interest income	$2,391	$429	$1,962	*
Interest expense	(274)	(196)	(78)	39.8%
Other income (expense), net	1,424	(9,858)	11,282	*
Total other income (expense), net	$3,541	$(9,625)	$13,166	*
*not meaningful

Interest income for the three months ended July 1, 2023, compared to the three months ended July 2, 2022, increased due to higher yields on our cash and cash equivalents. Interest expense for the three months ended July 1, 2023, compared to the three months ended July 2, 2022, increased primarily due to expenses associated with our Revolving Credit Agreement, as well as bank-related fees. The decrease in other income (expense), net for the three months ended July 1, 2023, compared to the three months ended July 2, 2022, was due to foreign currency exchange losses.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Comparison of the nine months ended July 1, 2023, and July 2, 2022

	Nine Months Ended		Change
	July 1, 2023	July 2, 2022	$	%
(In thousands, except percentages)
Other income (expense), net
Interest income	$7,540	$585	$6,955	*
Interest expense	(585)	(384)	(201)	52.3%
Other income (expense), net	22,169	(13,541)	35,710	*
Total other income (expense), net	$29,124	$(13,340)	$42,464	*
*not meaningful

Interest income for the nine months ended July 1, 2023, compared to the nine months ended July 2, 2022, increased due to higher yields on our cash and cash equivalents. Interest expense for the nine months ended July 1, 2023, compared to the nine months ended July 2, 2022, increased primarily due to expenses associated with our Revolving Credit Agreement, as well as bank-related fees. The increase in other income (expense), net for the nine months ended July 1, 2023, compared to the nine months ended July 2, 2022, was primarily due to foreign currency exchange gains.

Provision for Income Taxes

Comparison of the three months ended July 1, 2023, and July 2, 2022

	Three Months Ended		Change
	July 1, 2023	July 2, 2022	$	%
(In thousands, except percentages)
Provision for (benefit from) income taxes	$5,851	$(2,068)	$7,919	*
*not meaningful

The provision for (benefit from) income taxes changed from a benefit from income taxes of $2.1 million for the three months ended July 2, 2022, to a provision for income taxes of $5.9 million for the three months ended July 1, 2023.

For the three months ended July 1, 2023, we calculated our U.S. income tax provision using the discrete method as though the interim year-to-date period was an annual period. The application of the annual effective tax rate ("AETR") method generally required by ASC 740 was impractical for the U.S. interim tax provision as normal deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method. For the three months ended July 1, 2023, our U.S. tax expense was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 of the U.S. Internal Revenue Code ("Section 174") as we recorded a U.S. current tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against our U.S. deferred tax assets.

For the three months ended July 2, 2022, we recorded a benefit from income taxes by applying an estimated AETR to year-to-date earnings in accordance with ASC 740. The tax benefit also includes the impact of the release of a non-U.S. valuation allowance in the quarter.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Comparison of the nine months ended July 1, 2023, and July 2, 2022

	Nine Months Ended		Change
	July 1, 2023	July 2, 2022	$	%
(In thousands, except percentages)
Provision for income taxes	$15,974	$4,805	$11,169	*
*not meaningful

The provision for income taxes increased from $4.8 million for the nine months ended July 2, 2022, to $16.0 million for the nine months ended July 1, 2023.

For the nine months ended July 1, 2023, we calculated our U.S. income tax provision using the discrete method as though the interim year to date period was an annual period. The application of the AETR method generally required by ASC 740 was impractical for the U.S. interim tax provision as normal deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method. For the nine months ended July 1, 2023, our U.S. tax expense was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 as we recorded a U.S. current tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against our U.S. deferred tax assets.

For the nine months ended July 2, 2022, we recorded a provision for income taxes by applying an estimated AETR to global year-to-date earnings in accordance with ASC 740. For the nine months ended July 2, 2022, our tax provision included a discrete income tax benefit for the release of a portion of our U.S. valuation allowance resulting from an acquisition.

Liquidity and Capital Resources

Our operations are financed primarily through cash flows from operating activities and net proceeds from the sale of our equity securities. As of July 1, 2023, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $268.3 million, including $42.2 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the credit facility under our Revolving Credit Agreement. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of July 1, 2023, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Debt Obligations

On October 13, 2021, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (SOFR plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of July 1, 2023, we did not have any outstanding borrowings and had $1.8 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of July 1, 2023, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	July 1, 2023	July 2, 2022
(In thousands)
Net cash provided by (used in):
Operating activities	$78,211	$75,657
Investing activities	(40,085)	(151,362)
Financing activities	(48,935)	(114,177)
Effect of exchange rate changes	4,240	(10,493)
Net increase (decrease) in cash and cash equivalents	$(6,569)	$(200,375)

Cash flows from operating activities

Net cash provided by operating activities of $78.2 million for the nine months ended July 1, 2023, consisted of net income of $21.0 million, non-cash adjustments of $107.8 million, and a net decrease in cash related to changes in operating assets and liabilities of $50.6 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $59.5 million, depreciation and amortization of $35.1 million, other adjustments of $19.2 million, and restructuring and abandonment charges of $5.1 million, partially offset by foreign currency transaction gains of $12.7 million. Other adjustments include $15.0 million related to inventory write-downs. The net decrease in operating assets and liabilities was primarily due to decreases in accounts payable and accrued expenses of $204.0 million primarily due to a decrease in inventory purchases, an increase in accounts receivable of $13.9 million, and a decrease in deferred revenue of $4.1 million. The net decrease in operating assets and liabilities was partially offset by a decrease in inventories of $141.1 million due to the seasonality of our business, an increase in accrued compensation of $20.6 million, and a decrease in other assets of $9.4 million.

Cash flows from investing activities

Cash used in investing activities for the nine months ended July 1, 2023, of $40.1 million was primarily for the purchases of property and equipment related to marketing-related product displays.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Cash flows from financing activities

Cash used in financing activities for the nine months ended July 1, 2023, of $48.9 million consisted primarily of payments for repurchases of common stock of $45.1 million, payments for repurchases of common stock related to shares withheld for tax in connection with vesting of stock awards of $23.9 million, offset by proceeds from the exercise of stock options of $20.0 million.

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

For the three months ended July 1, 2023, and July 2, 2022, we recognized a loss from foreign currency exchange of $0.5 million and $9.9 million, respectively. For the nine months ended July 1, 2023, and July 2, 2022, we recognized a gain from foreign currency exchange of $20.2 million and a loss from foreign currency exchange of $13.5 million, respectively. Based on transactions denominated in currencies other than U.S. dollar as of July 1, 2023, a hypothetical adverse change of 10% would have resulted in an adverse impact on income (loss) before provision for (benefit from) income taxes of approximately $4.3 million and $18.6 million for the three and nine months ended July 1, 2023, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of July 1, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control

There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended July 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, and the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," before making an investment decision. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.

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

Although we achieved profitability on an annual basis starting in the fiscal year ended October 2, 2021, we may not be able to maintain or grow our profitability on a quarterly or annual basis in the future. For example, following a profitable first quarter, we were not profitable and incurred net losses on a quarterly basis in the second and third

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

quarters of fiscal 2023. We have experienced net losses in the past and may incur net losses in the future. As of October 1, 2022, we had an accumulated deficit of $2.5 million.

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

We must forecast production and inventory needs in advance with our suppliers and manufacturers, and our ability to do so accurately could be affected by many factors, including changes in customer demand and spending patterns, new product introductions, sales promotions, channel inventory levels, and general economic and political conditions, including inflation, the potential for an extended global recession and Russia's invasion of Ukraine. Moreover, we experienced increased demand for our products during much of the COVID-19 pandemic and have recently seen a softening of consumer demand and a shift in consumer spending from purchasing goods to purchasing services and travel. It remains uncertain the extent to which the easing of COVID-19 mitigation measures will impact demand for our products or shift consumer spending habits generally over the longer term.

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

In addition, the longer lead time for many of our components presents challenges in our efforts to manage component inventory, as we procure such components based on our then current forecast of demand for our products. During the pandemic, we have faced the challenge of managing component inventory during periods of fluctuating availability. In particular, many components with longer lead times experienced shortages during the pandemic and, as a result, during fiscal 2022 and the first quarter of fiscal 2023, we increased our investments in, and purchase commitments for, certain components where possible to secure inventory in anticipation of shortages and strong demand, and we may need to do so again in the future. In the event that actual demand for our products differs from our forecast, we may end up with an excess inventory of components, as we saw in the fourth quarter of fiscal 2022 and the first nine months of fiscal 2023, negatively impacting our working capital.

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

We will need to improve our financial and operational systems to manage our growth effectively and support our increasingly complex business arrangements, and an inability to do so could harm our business and results of operations.

To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally, we will need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. In particular, we replaced our legacy ERP system in fiscal 2022 in order to accommodate our expanding operations. We cannot be certain that we will institute, in a timely or efficient manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Problems associated with, or disruptions resulting from, any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation, result in errors in our financial and other reporting, and affect our ability to maintain an effective internal control environment and meet our external reporting obligations, any of which could harm our business and operating results and affect our stock price.

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, including Russia's invasion of Ukraine, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics, including COVID-19, and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, us, our contract manufacturers, our suppliers or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers. Further, our headquarters are located in Santa Barbara County, California, in a seismically active region that is also prone to forest fires. Any catastrophic event that occurred near our headquarters, or near our manufacturing facilities in China, Malaysia or Vietnam, could impose significant damage to our ability to conduct our business and could require substantial recovery time, which could have an adverse effect on our business, operating results and financial condition.

We may need additional capital, and we cannot be certain that additional financing will be available.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's repurchase of common stock during the quarter ended July 1, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr 2 - Apr 29	—	$—	—	$69,945
Apr 30 - May 27	617,952	$16.18	617,952	$59,936
May 28 - Jul 1	314,077	$15.90	314,077	$54,936
Total	932,029		932,029

(1)
In November 2022, the Board authorized a common stock repurchase program of up to $100.0 million. During the nine months ended July 1, 2023, the Company repurchased 2,548,184 shares for an aggregate purchase price of $45.1 million at an average price of $17.67 per share under the repurchase program. See Note 8. Stockholders’ Equity of the Company's condensed consolidated financial statements for further information. Over the past three fiscal years, the Company has completed $250.0 million in share repurchases, for 11,760,762 shares, at an average price of $21.26 per share. The Company withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under the Company's stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements

On May 23, 2023, Patrick Spence, the Company's Chief Executive Officer and member of the Board of Directors, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c). The plan provides that

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Mr. Spence may sell up to an aggregate of 45,000 shares of the Company's common stock. Sales of shares under the plan may only occur on September 20, 2023, at which time the plan will terminate.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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
101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income (loss), (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Sonos, Inc.

Date: August 9, 2023	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 9, 2023	By:	/s/ Eddie Lazarus
Eddie Lazarus
Chief Financial Officer and Chief Legal Officer
(Principal Financial Officer)
Date: August 9, 2023	By:	/s/ Chris Mason
Chris Mason
SVP, Finance and Chief Accounting Officer
(Principal Accounting Officer)