Form 10-K
period 2023-09-30
Sonos Inc
filed 2023-11-20
CIK 1314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of SONO common stock held by non-affiliates of the registrant as of March 31, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $1,546.1 million based on the closing price of $19.62 as reported by The Nasdaq Global Select Market System.

As of November 7, 2023, the registrant had 125,150,415 shares of common stock outstanding, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the "2024 Proxy Statement") relating to its 2024 Annual Meeting of Stockholders. The 2024 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

We pioneered multi-room, wireless audio products, debuting the world’s first multi-room wireless sound system in 2005. Today, our products include wireless, portable and home theater speakers, components, and accessories to address consumers’ evolving audio needs. We are known for delivering unparalleled sound, thoughtful design aesthetic, simplicity of use, and an open platform. Our platform has attracted a broad range of more than 130 streaming content providers, such as Apple Music, Spotify, Deezer, and Pandora. These partners find value in our independent platform and access to our millions of desirable and engaged customers. We frequently introduce new services and features across our platform, providing our customers with enhanced functionality, improved sound, and an enriched user experience. We are committed to continuous technological innovation as reflected in our growing global patent portfolio. We believe our patents comprise the foundational intellectual property for wireless multi-room and other audio technologies.

Since we launched our first product 18 years ago, we have grown our install base by launching innovative new products, delivering a seamless customer experience, and expanding our global footprint. In fiscal 2023, existing customers accounted for approximately 44% of new product registrations. As of September 30, 2023, we had a total of nearly 46.6 million products registered in approximately 15.3 million households globally, including the addition of approximately 1.3 million new households during fiscal 2023. Our customers have typically purchased additional Sonos products over time. As of September 30, 2023, 60% of our 15.3 million households had registered more than one Sonos product. As of September 30, 2023, our households own 3.0 products on average.

Our Products

We generate revenue from sales of our Sonos speaker products, including wireless speakers and home theater speakers, from our Sonos system products, which largely comprises our component products, and from partner products and other revenue, including partnerships with IKEA and Sonance, Sonos and third-party accessories, licensing, advertising, and subscription revenue, including

Sonos Radio HD, and Sonos Pro. Our portfolio of products encourages customers to uniquely tailor their Sonos sound systems to best meet their sound and design preferences.

•
Sonos speakers. Sonos speakers comprises our wireless speakers and home theater products, including:

Product	Launch Date	Description
Era 100	March 2023

Our powerful smart speaker with improved acoustics and design that delivers detailed stereo sound and deep bass. Originally launched as One in October 2017 and completely redesigned in March 2023 as Era 100.

Era 300	March 2023	Our bold, revolutionary speaker that offers the best out-loud listening experience for your favorite spatial audio content with Dolby Atmos.
Sub Mini	October 2022	Our wireless subwoofer which delivers powerful, balanced bass, rich, clear low end frequencies, in a compact cylindrical design.
Ray	June 2022	Our smallest, smart soundbar for TV, music, and more.
Beam (Gen 2)	October 2021	Our smart, compact soundbar for TV, music, and more, with support for Dolby Atmos. Originally introduced as Beam (Gen 1) in June 2018.
Roam Colors Roam SL Roam	May 2022 March 2022 April 2021	Our ultra-portable smart speaker with Bluetooth and WiFi for listening on the go and at home. Originally introduced as Roam in April 2021
Arc	June 2020

Our premium smart soundbar for TV, movies, music, gaming, and more, with support for Dolby Atmos. Replaced Playbar, our first smart soundbar released in April 2013 and Playbase, our powerful sound base for TVs released in 2017.

Five	June 2020	Our high fidelity speaker for superior sound. Originally launched as Play:5 (Gen 1) in November 2009 and completely redesigned in November 2015 as Play:5 (Gen 2).
Sub (Gen 3)	June 2020	Our wireless subwoofer for deep bass. Originally introduced as Sub (Gen 1) in June 2012.
Move 2	September 2023

Our portable, battery-powered smart speaker that delivers spacious stereo sound, with ultra-durable water resistant design for outdoor and indoor listening. Originally introduced as Move in September 2019.

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

Product	Launch Date	Description
Sonos Pro	April 2023	Our software-as-a-service subscription offering for commercial audiences.
Audi Partnership	April 2021	Our first-ever automotive audio partnership delivering Sonos-tuned premium sound experience for the Q4 e-tron and further models including the A1, Q2, and Q3.
Sonos Radio HD	November 2020	Our subscription service of ad-free, high-definition streaming tier of our streaming radio, Sonos Radio.
Sonos Radio	April 2020	Our free, ad-supported streaming radio experience bringing together more than 60,000 stations from multiple streaming partners alongside original programming from Sonos.
Sonos Architectural by Sonance	February 2019	Our collection of installed passive speakers for indoor and outdoor use designed and optimized for Amp in partnership with Sonance, including in-ceiling, in-wall, and outdoor speakers.
IKEA module units	Various	Hardware and embedded software integrated into final products manufactured and sold by IKEA. Current IKEA products include SYMFONISK picture frame, bookshelf speaker, and speaker lamp.
Accessories	Various	Our custom-designed stands, mounts, shelves, cables, chargers, and more.

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

Our software provides the following key benefits:

•
Multi-room, multi-service experience. Our system enables our speakers to work individually or together in synchronized playback groups, powered by wireless network and Bluetooth capabilities to route and play audio optimally from all the different content services that our customers enjoy.
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

Our Partner Ecosystem

We have built a platform that attracts partners to enable our customers to play content from their preferred services. Our platform has attracted a broad range of more than 130 streaming content providers and spans across content, control, and third-party applications:

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

Research and Development

Our research and development team develops new hardware products, software and services, while continually improving and enhancing our existing software and hardware products to address customer demands and emerging trends. Our teams have worked on features and enhancements to the Sonos system including developments to the Sonos app, product setup, Trueplay tuning, the ability to use Alexa or Google voice services, and Sonos Voice Control. Our audio team has developed a series of acoustic technologies which enabled us to create speakers that produce high-fidelity sound. In April 2022, we added a talented group of employees to our research and development team through our acquisition of Mayht, a Netherlands-based company, which invented a new approach to audio transducers. The addition of this team and its strategic technology is helping transform and enhance our product portfolio. Our wireless and radio team established world-class wireless performance that enabled multi-room experience, wireless surround sound, and many other applications. Our industrial design and mechanical engineering teams developed a cohesive, unique family of products across multiple categories and use-cases such as home theater, all-in-one, and portable. These products demonstrate a range of proprietary manufacturing and design details, logo application techniques, and assembly architecture. The products and software we develop require significant technical knowledge and expertise to develop at a competitive pace. We believe our research and development capabilities and our intellectual property differentiates us from our competitors. We intend to continue to significantly invest in research and development to bring new products and software to market and expand our platform and capabilities.

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

We invest in customer experience and customer relationship management to drive loyalty, word-of-mouth marketing and sustainable, profitable growth. Our marketing investments are focused on driving profitable growth through advertising, public relations and brand promotion activities, including digital platforms, sponsorships, collaborations, brand activations, and channel marketing. We continue to invest in our marketing and brand development efforts, including investing in capital expenditures on product displays to support our channel marketing through our retail partners.

Manufacturing, Logistics and Fulfillment

We outsource the manufacturing of our speakers and components to contract manufacturers, who produce our products based on our design specifications. Our products are manufactured by contract manufacturers in China and Malaysia, and Vietnam. In fiscal 2023, we began the process of exiting certain partnerships with two of our contract manufacturers and we expect to complete these exits with minimal disruption by the first quarter of fiscal 2024. Additionally, we continued to diversify and add to our contract manufacturing partnerships and shifted more of our production into our locations in Malaysia and Vietnam, resulting in savings including tariff avoidance. In accordance with our agreements with our contract manufacturers, they will enter into purchase orders with their upstream suppliers for component inventory necessary to manufacture our products, based on our demand forecasts.

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

Our Competitive Strengths

The proliferation of streaming services, the rapid expansion of digital audio content types, and the rise in voice assistants are significantly changing audio consumption habits and increasing demand for easy, premium, integrated audio experiences. As a leading sound system for consumers, content partners and developers, Sonos is capitalizing on the large market opportunity created by these dynamics. We believe the following combination of capabilities and features of our business model distinguish us from our competitors and position us well to capitalize on our opportunities:

•
Leading sound system. We have developed and refined our sound system over the last 20 years. Our effort has resulted in significant consumer awareness and market share among home audio professionals. For example, a 2023 product study by CE Pro ranked Sonos as the leading brand in the wireless speakers, soundbar, and subwoofer categories. Our 91% share in the wireless speaker category among custom installation industry professionals significantly outpaces our competitors.
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
•
Differentiated consumer experience creates engaged households who often repeat purchases. We deliver a differentiated customer experience to millions of households every day, cultivating a long-term passionate and engaged customer base. This engagement with our products, and our ability to continuously improve and enhance the functionality of our existing products through software updates, drives momentum in our flywheel as customers add products to their Sonos sound systems. We generate significant revenue and profits from existing customers purchasing additional products to expand their Sonos sound systems. In fiscal 2023, existing households represented approximately 44% of new product registrations. We have proven our ability to profitably develop new experiences that drive existing customers to add additional products to their home, while continuing to add new homes. We believe that we have yet to fully realize the lifetime value of our customer base and this aspect of our financial model will continue to contribute to our ability to achieve sustainable, profitable growth over the long term.
•
Commitment to innovation drives continuous improvement. We have made significant investments in research and development since our inception and believe that we own the foundational intellectual property of wireless multi-room and other audio technologies. Our patent portfolio continues to grow each year. We were included in the Intellectual Property Owners Association "Top 300 Patent Owners" report for calendar year 2022, which was our sixth consecutive year. As of calendar year 2022, we have obtained a total of approximately 1,320 issued patents in the United States versus approximately 15 in 2011. We obtained 168 US patents in calendar year 2022 alone and are on pace to exceed 200 US patents in calendar year 2023.

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
•
Expansion of direct-to-consumer efforts and building relationships with existing channel partners and prospective customers. We are focused on reaching and converting prospective customers through third-party retail stores, e-commerce retailers, our website sonos.com, and custom installers of home audio systems. We expect that our direct-to-consumer channel will continue to contribute to our growth. We intend to continue to build direct relationships with current and prospective customers through sonos.com and the Sonos app to drive direct sales. In fiscal 2023, we generated 23.8% of total revenue through our direct-to-consumer channel, primarily sonos.com. While we seek to increase sales through our direct-to-consumer sales channel, we expect that our third-party retailers will continue to be an important part of our ecosystem. We will continue to seek retail partners that can deliver differentiated in-store experiences to support customer demand for product demonstrations. Additionally, we intend to expand and strengthen our partnerships with custom installers who are valuable to our customer base and contribute to our new household growth. For example, a 2023 product survey by CE Pro ranked Sonos as the leading brand in the wireless speakers, soundbar, and subwoofer categories. Our 91% share in the wireless speakers category among custom installation industry professionals significantly outpaces our competitors. In fiscal 2023, we generated 20.7% of total revenue through our installer solutions channel.
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

Factors Affecting Performance

New Product Introductions. Since 2005, we have released products in multiple audio categories. We intend to introduce new products and services that appeal to a broad set of consumers, as well as bring our differentiated listening platform and experience to all the places and spaces where our customers listen to the breadth of audio content available, including inside and outside their homes, as well as commercial spaces.

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

Ability to Sell Additional Products to Existing Customers. Our existing customers typically increase the number of Sonos products in their homes. In fiscal 2023, existing households represented approximately 44% of new product registrations. As we execute on our product roadmap to address evolving consumer preferences, we believe we can expand the number of products in our customers’ homes. Our ability to sell additional products to existing customers is a key part of our business model, as follow-on purchases indicate high customer engagement and satisfaction, decrease the likelihood of competitive substitution, and result in higher customer lifetime value. We will continue to innovate and invest in product development in order to enhance customer experience and drive sales of additional products to existing customers.

Expansion of Partner Ecosystem. Expanding and maintaining strong relationships with our partners will remain important to our success. Our ability to develop, manufacture, and sell voice-enabled speakers that deliver differentiated consumer experiences will be a critical driver of our future performance, particularly as we compete in a larger market with an expanding number of competitors. We currently compete with, and will continue to compete with, companies that have greater resources than we do, many of which have brought voice-enabled speakers to market. To date, our agreements with these partners have all been on a royalty-free basis. We believe our partner ecosystem improves customer experience, attracting more customers to Sonos, which in turn attracts more partners to the platform, further enhancing customer experience. We believe partners choose to be part of the Sonos platform because it provides access to a large, engaged customer base on a global scale. We look to partner with a wide variety of streaming music services, voice assistants, connected home integrators, content creators, podcast and audiobook providers. We have also partnered with certain companies in the development of our own voice-enabled products, while also bringing to market our own voice assistant focused specifically on the audio experience. Our competitiveness in the voice-enabled speaker market will depend on successful investment in research and development, market acceptance of our products and our ability to maintain and benefit from our technology partnerships.

As competition increases, we believe our ability to give users the freedom to choose across a broad set of streaming services and voice control partners will be an important key differentiating factor.

Channel Strategy. We believe growing our own e-commerce channel will continue to be important to supporting our overall growth and profitability as consumers continue the shift from physical to online sales channels. We are investing in our e-commerce capabilities and in-app experience to drive direct sales. In fiscal 2023 and 2022, sales through our direct-to-consumer channel, primarily through sonos.com, represented 23.8% and 22.5% of our total revenue, respectively.

While we seek to increase sales through our direct-to-consumer sales channel, we expect that our partnerships with third-party retailers and custom installers will continue to be an important part of our ecosystem. We will continue to seek retail partners that can deliver differentiated in-store experiences to support customer demand for product demonstrations. Additionally, we intend to expand and strengthen our partnerships with custom installers who are valuable to our customer base and contribute to our new household growth. In fiscal 2023, sales through our installer solutions channel represented 20.7% of total revenue, and 21.2% in fiscal 2022. Our physical retail distribution relies on third-party retailers and our ability to maintain our diversified manufacturing footprint and base of component suppliers in support of production efficiency and flexibility across our global supply chain.

International Expansion. Our products are sold in more than 60 countries, and in fiscal 2023, 41.3% of our revenue was generated outside the United States. Our international growth will depend on our ability to generate sales from the global population of consumers, develop international distribution channels, and diversify our partner ecosystem to appeal to a more global audience. We are committed to strengthening our brand in global markets and our future success will depend in part on our growth in international markets.

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

In January 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google alleging infringement of five Sonos patents. In September 2020, the Company filed another lawsuit against Google alleging infringement of an additional four Sonos patents. In December 2020, the Company filed another lawsuit against Google Germany Gmbh and Google Ireland Ltd. in the regional court of Hamburg, Germany, alleging infringement of a Sonos patent. The ITC case has concluded with a finding of all five Sonos patents infringed by Google and not invalid. The California case has concluded with a jury verdict against Google but the court holding the Sonos patents unenforceable and invalid. Both cases are awaiting appeal. The Company has since withdrawn the German case. Starting in 2020, Google has responded by filing patent infringement lawsuits against the Company in the ITC, U.S. District Court for the Northern District of California, Canada, Germany, France, and the Netherlands, and patent infringement lawsuits against the Company’s subsidiary, Sonos Europe B.V., in Germany, France, and the Netherlands. The ITC cases have concluded with a finding of no violation by the Company and are now awaiting appeal. The cases in Canada, Germany, France, and the Netherlands have been decided against Google. In the California case, all but one of Google's patent claims have been dismissed, with no trial date set. See Note 12. Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

As of September 30, 2023, we had 1,867 full-time employees. Of our full-time employees, 1,332 were in the United States and 535 were in our international locations. Except for our employees in France and the Netherlands, none of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Sonos, the Sonos logo, Sonos One, Sonos One SL, Sonos Five, Sonos Beam, Play:1, Play:5, Playbase, Playbar, Sonos Arc, Amp, Sub, Sonos Move, Port, Boost, Ray, Sonos Ray, Sonos Roam, Sonos Voice Control, Trueplay, Sub Mini, Sonos Sub Mini, Mayht, Era 100, Era 300, and our other registered or common law trademarks, tradenames or service marks appearing in this Annual Report on Form 10-K are our property. Solely for convenience, our trademarks, tradenames, and service marks referred to in this Annual Report on Form 10-K appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, tradenames and service marks. This Annual Report on Form 10-K contains additional trademarks, tradenames and service marks of other companies that are the property of their respective owners.

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

Due to the quickly evolving and highly competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. For example, in March 2023, we introduced Sonos Era 100 and Sonos Era 300, our next generation of smart speakers, in September 2023, we introduced Move 2, our next generation of our Move speaker, and in April 2023, we introduced Sonos Pro, our new audio subscription service for businesses. The successful introduction of these products and any new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. We face significant challenges in managing the risks associated with new product introductions and production ramp-up issues, including accurately forecasting initial consumer demand, effectively managing any third-party strategic alliances or collaborative partnerships related to new product development or commercialization, as well as the risk that new products may have quality or other defects in the early stages of introduction or may not achieve the market acceptance necessary to generate sufficient revenue. New and upgraded products can also affect the sales and profitability of existing products. Accordingly, if we cannot properly manage the introduction of new products, our operating results and financial condition may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.

Although we have achieved profitability in the past, we are not currently profitable, and we may not be able to regain profitability or consistent revenue growth and expect to incur increased operating costs in the future.

Although we achieved profitability in the fiscal year ended October 2, 2021, and were profitable in fiscal 2022, we had a net loss of $10.3 million in fiscal 2023. As of September 30, 2023, we had an accumulated deficit of $12.8 million.

We expect our operating expenses to increase in the future as we expand our operations and execute on our product roadmap and strategy. We plan to make future expenditures related to the expansion of our business and our product offerings, including investments in:

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

In order to regain or grow our profitability, we need to increase our revenue and we cannot assure you that we will be able to do so, particularly during times of global economic, social and political uncertainty. Our ability to achieve revenue growth will depend in part on our ability to execute on our product roadmap and strategy and to determine the market opportunity for new products. New product introductions may adversely impact our gross margin in the near to intermediate term due to the frequency of these product introductions and their anticipated increased share of our overall product volume. The expansion of our business and product offerings also places a continuous and significant strain on our management, operational and financial resources. In the event that we are unable to grow our revenue, or in the event that revenue grows more slowly than we expect, our operating results could be adversely affected, and our stock price could decrease.

If we are unable to accurately anticipate market demand for our products, we may have difficulty managing our production and inventory and our operating results could be harmed.

We must forecast production and inventory needs in advance with our suppliers and manufacturers, and our ability to do so accurately could be affected by many factors, including changes in customer demand and spending patterns, new product introductions, sales promotions, channel inventory levels, and general economic and political conditions. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale, either of which could adversely impact our operating results and financial condition.

Following an increase in demand during the COVID-19 pandemic, we have recently seen a softening of consumer demand. As a result, we have had to, and may continue to, write-down or write-off inventory or sell the excess inventory at discounted prices, which has, and could in the future, cause our gross margin to suffer. In addition, excess inventory has, and may in the future, result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. In addition, in the event of excess inventory including excess component inventory, we may be unable to renegotiate our agreements with existing suppliers on mutually acceptable terms. Although in certain instances our agreements with certain suppliers allow us the option to cancel, reschedule, and adjust our requirements based on our business needs, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with suppliers or partners. We may also deem it necessary or advisable to renegotiate agreements with our supply partners in order to scale our inventory with demand.

A resurgence of the COVID-19 pandemic could adversely impact our business and it remains uncertain how the post-COVID environment will impact demand for our products.

During the pandemic, consistent with its effects industry-wide, we experienced supply chain disruptions and challenges that increased costs and impacted our ability to meet demand and manage inventory levels. The pandemic has also contributed to ongoing global economic uncertainty. Any resurgence of the pandemic could have similar impacts on our business, operating results and financial condition.

In addition, we experienced increased demand for our products during the COVID-19 pandemic and have recently seen a softening of consumer demand and a shift in consumer spending from purchasing goods to purchasing services and travel. It remains uncertain the extent to which the post-pandemic environment will impact demand for our products and services or shift consumer spending habits generally over the longer term.

Global economic conditions and any associated impact on consumer discretionary spending could have a material adverse effect on our business, results of operations and financial condition.

Continued global economic uncertainty and reductions in consumer discretionary spending and consumer confidence may impact the sales of our products and services. Factors affecting the level of consumer spending for our products and services include general economic conditions, including the potential for an extended global recession, continued inflationary pressures, rising interest rates and, in certain markets, foreign currency exchange rate fluctuations. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Any reduction in sales of our products and services resulting from reductions in consumer discretionary spending could have an adverse effect on our business, financial condition, and operating results.

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

Our efforts to expand beyond our core product offerings and offer products with wider applications may not succeed and could adversely impact our business

We have, and may in the future continue to, seek to expand beyond our core sound systems and develop products that have wider applications outside of home sound, such as commercial or office. For example, in April 2023, we introduced Sonos Pro, our new audio subscription service for businesses. Developing these products would require us to devote substantial additional resources, and our ability to succeed in developing such products to address such markets is unproven. It is likely that we would need to hire additional personnel, partner with new third parties and incur considerable research and development expenses to pursue such an expansion successfully. We may have less familiarity with consumer preferences for these products and less product or category knowledge, and we could encounter difficulties in attracting new customers due to lower levels of consumer familiarity with our brand. As a result, we may not be successful in future efforts to achieve profitability from new markets, services or new types of products, and our ability to generate revenue from our existing products may suffer. If any such expansion does not enhance our ability to maintain or grow our revenue or recover any associated development costs, our operating results could be adversely affected.

We experience seasonal demand for our products, and if our sales in high-demand periods are below our forecasts, our overall financial condition and operating results could be adversely affected.

Given the seasonal nature of our sales, accurate forecasting is critical to our business. Our fiscal year ends on the Saturday closest to September 30; the holiday shopping season occurs in the first quarter of our fiscal year, and the typically slower summer months occur in the fourth quarter of our fiscal year. Historically, our revenue has been significantly higher in our first fiscal quarter due to increased consumer spending patterns during the holiday season. Any shortfalls in expected first fiscal quarter revenue, due to macroeconomic conditions like the potential for an extended global recession, product release patterns, a decline in the effectiveness of our promotional activities, supply chain disruptions, inflationary pressures or for any other reason, could cause our annual operating results to suffer significantly. In addition, if we fail to accurately forecast customer demand for the holiday season, we may experience excess inventory levels or a shortage of products available for sale, which could further harm our financial condition and operating results.

The success of our business depends in part on the continued growth of the voice-enabled speaker market and our ability to establish and maintain market share.

We have increasingly focused our product roadmap on voice-enabled speakers. We introduced our first voice-enabled speaker in 2017 and since then have introduced a total of eight voice-enabled speakers, as well as Sonos Voice Control, our proprietary voice assistant. If the voice-enabled speaker markets do not continue to grow or grow in unpredictable ways, our revenue may fall short of expectations and our operating results may be harmed, particularly since we incur substantial costs to introduce new products in advance of anticipated sales. Additionally, even if the market for voice-enabled speakers does continue to grow, we may not be successful in developing and selling speakers that appeal to consumers or gain sufficient market acceptance. To succeed in this market, we will need to design, produce and sell innovative and compelling products and partner with other businesses that enable us to capitalize on new technologies, some of which have developed or may develop and sell voice-enabled speaker products of their own as further described herein.

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

We are dependent on a number of technology partners for the development of our products, some of which have developed or may develop and sell products that compete with our products. These technology partners may cease doing business with us or disable the technology they provide our products for a variety of reasons, including to promote their products over our own. For example, we are currently manufacturing and developing voice-enabled speaker systems that are enhanced with the technology of our partners, including those who sell competing products. Our existing voice-enabled speakers are powered by Amazon’s Alexa or Google’s Google Assistant technology. One or more of our partners could disable their integration on one or all of our voice-enabled products, terminate or not renew their distribution agreement with us, or begin charging us for their integration with our voice-enabled products. For example, our current agreement with Amazon allows Amazon to disable the Alexa integration in our voice-enabled products with limited notice. We cannot assure you that we will be successful in establishing partnerships with other companies that have developed voice-control enablement technology or in developing such technology on our own.

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

We depend on a limited number of contract manufacturers to manufacture our products, with our key manufacturer, Inventec Appliances Corporation, manufacturing a majority of our products. We have also historically manufactured our products in China. In fiscal 2020, we began our efforts to diversify our supply chain through the addition of new contract manufacturers and geographic diversification, starting with Malaysia and extending such efforts into Vietnam in fiscal 2022. During fiscal 2023, we began the process of exiting certain partnerships with two of our contract manufacturers, including our second-largest contract manufacturer, and may exit other partnerships with contract manufacturers from time to time. Our reliance on a limited number of contract manufacturers increases the risk that, in the event that any or all of such manufacturers experience an interruption in their operations, fail to perform their obligation in a timely manner or terminate agreements with us, we would not be able to maintain our production capacity without incurring material additional costs and substantial delays or we may be fully prevented from selling our products. Any material disruption in our relationship with our manufacturers would harm our ability to compete effectively and satisfy demand for our products and could adversely impact our revenue, gross margin and operating results.

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

In addition, the longer lead time for many of our components presents challenges in our efforts to manage component inventory, as we procure such components based on our then current forecast of demand for our products. For example, during the pandemic we increased our investments in, and purchase commitments for, components with longer lead times where possible to secure inventory in anticipation of shortages and strong demand, and we may need to do so again in the future. In the event that actual demand for our products differs from our forecast, we may end up with an excess inventory of components, as we saw in fiscal 2023, negatively impacting our working capital.

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

We are dependent on our channel partners for a vast majority of our product sales. Best Buy, one of our key channel partners, accounted for 17% of our revenue in fiscal 2023. We compete with other consumer products for placement and promotion of our products in the stores of our channel partners, including in some cases products of our channel partners. Our contracts with our channel partners allow them to exercise significant discretion in the placement and promotion of our products, and such contracts do not contain any long-term volume commitments. If one or several of our channel partners do not effectively market and sell our products, discontinue or reduce the inventory of our products, increase the promotions of or choose to promote competing products over ours, the volume of our products sold to customers could decrease, and our business and results of operations would therefore be significantly harmed. Many of our key channel partners temporarily closed or reduced operations in their retail stores at various times during the pandemic and may continue to do so in the future, which has had, and may continue to have, a material effect on our business and results of operations.

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

We have operations outside the United States, and we expect to continue to expand our international presence, especially in Asia. In fiscal 2023, 41.3% of our revenue was generated outside the United States. This subjects us to a variety of risks inherent in doing business internationally, including:

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

To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally, we will need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. For example, we replaced our legacy enterprise resource planning ("ERP") system in fiscal 2022 in order to accommodate our expanding operations. We cannot be certain that we will institute, in a timely or efficient manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Problems associated with, or disruptions resulting from, any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation, result in errors in our financial and other reporting, and affect our ability to maintain an effective internal control environment and meet our external reporting obligations, any of which could harm our business and operating results and affect our stock price.

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

Under the previous administration, the U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, including those under the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"). These Section 301 tariffs have increased our cost of revenue and adversely impacted our results of operations. We were able to obtain an exemption from the Section 301 tariffs for certain of our products, including our core speaker products, for certain periods since fiscal 2020. In particular, on December 16, 2022, the USTR granted an extension through September 30, 2023, of the exclusion for our core speaker products. To date, we have been able to obtain certain refunds on tariffs paid through the fiscal 2022 exemption periods and are in the process of obtaining the minimal remaining refunds processed for such periods.

In the event that future tariffs are imposed on imports of our products, we are not successful in any future exemption requests, the amounts of existing tariffs are increased, our efforts to diversify our supply chain outside of China are delayed or otherwise not successful, or China or other countries take retaliatory trade measures in response to existing or future tariffs, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. In response to future new tariffs, we may intensify our efforts to diversify outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating new supply chains, identifying substitute components and establishing new manufacturing locations.

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

For the year ended September 30, 2023, we utilized $84.9 million U.S. federal net operating loss and have no U.S. federal net operating loss carryforwards remaining. As of September 30, 2023, we had gross state net operating loss carryforwards of $25.4 million, which expire beginning in 2032, as well as $46.9 million in foreign net operating loss carryforwards with an indefinite life. As of

September 30, 2023, we also had U.S. federal research and development tax credit carryforwards as filed of $54.4 million, and state research and development tax credit carryforwards as filed of $47.0 million, which will expire beginning in 2038 and 2025, respectively. Because of the change of ownership provisions of Sections 382 and 383 of the Code, use of a portion of the Company's domestic net operating losses and tax credit carryforwards may be limited in future periods depending upon future changes in ownership. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities if sufficient taxable income is not generated in future periods.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Not applicable.

Item 2. Properties

We are a global company with our corporate headquarters located in Santa Barbara, California. In July 2023, we entered into a lease agreement for office space for a new headquarters location in Goleta, California. We intend to relocate our headquarters to this space in fiscal 2024. With this addition, we lease office space in Goleta, California, as well as offices in various locations in the U.S. and around the world. We believe our existing facilities are adequate to meet our current requirements.

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

Holders of Record

As of November 3, 2023, there were 4 holders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchase of common stock during the quarter ended September 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1] (in thousands)
Jul 2 - Jul 29	—	$—	—	$54,974
Jul 30 - Aug 26	1,762,624	$13.92	1,762,624	$30,440
Aug 27 -Sep 30	2,244,894	$13.54	2,244,894	$34
Total	4,007,518		4,007,518
[1] Approximate dollar value of shares that may yet to be purchased under the plans or programs does not include the impact of direct costs incurred to acquire shares.

(1)
In November 2022, the Board of Directors authorized a common stock repurchase program of up to $100.0 million. During the twelve months ended September 30, 2023, the Company repurchased 6,555,702 shares for an aggregate purchase price of $100.0 million at an average price of $15.25 per share under the repurchase program. See Note 8. Stockholders’ Equity of the Company's consolidated financial statements for further information. Over the past three fiscal years, we have completed $300.0 million in share repurchases, for 14,528,681 shares, at an average price of $20.65 per share. We also withhold shares of common stock in connection with the vesting of restricted stock unit awards issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our consolidated financial statements as they reduce the number of shares that would have been issued upon vesting.

Stock Performance Graph

Comparison of Cumulative Total Return Since August 2, 2018
Assumes Initial Investment of $100
250
200
150
100
50
Index Value
8/2/2018
9/28/2018
9/27/2019
10/2/2020
10/1/2021
9/30/2022
9/29/2023
Period Ending
Sonos, Inc.
Nasdaq Composite Index
S&P 500
Nasdaq Computer Index

In fiscal 2023, we elected to replace the Nasdaq Composite Index with the Nasdaq Computer Index because we believe it is more aligned with our peer group and will provide a meaningful comparison of our stock performance going forward.

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

We operate on a 52-week or 53-week fiscal year ending on the Saturday nearest September 30 each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. References to fiscal 2023 are to our 52-week fiscal year ended September 30, 2023, references to fiscal 2022 are to our 52-week fiscal year ended October 1, 2022, references to fiscal 2021 are to our 52-week fiscal year ended October 2, 2021 and references to fiscal 2020 are to our 53-week fiscal year ended October 3, 2020.

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

Recent developments

In March 2023, we executed the successful launch of two new products simultaneously - Era 100 and Era 300, our next generation of smart speakers. We also entered our new category with the introduction of Sonos Pro, our new audio subscription service for businesses. In September 2023, we launched Move 2, our new and improved premium portable all-in-one speaker, which we are confident is the best on the market. Notwithstanding the success of these products, our fiscal 2023 results were impacted by the near term industry-wide macroeconomic pressures we have flagged throughout fiscal 2023, and our fiscal 2023 results were adversely affected by a tightening of inventory in our installer solutions channel and by our retail partners, as well as demand softening in the later part of the year.

During fiscal 2023, we saw improvements in our supply chain, including recovery of supply for our products, decreased spot market component costs, and decreased shipping and logistics costs compared to the prior year. This improvement was partially offset by inventory write-downs for component inventory for purchases we committed to in response to industry-wide supply constraints resulting from the impact of the COVID-19 pandemic. In fiscal 2023, we began the process of exiting certain partnerships with two of our contract manufacturers and we expect to complete these exits with minimal disruption by the first quarter of fiscal 2024. We also added to our diversified contract manufacturing partnerships and shifted more of our production into our new contract manufacturing locations in Malaysia and Vietnam, resulting in savings from tariff avoidance.

In June 2023, in response to the softening of underlying demand trends we observed in the prior quarter resulting from industry-wide macroeconomic pressures, we initiated a restructuring plan to reduce our cost base (the “2023 restructuring plan”). The 2023 restructuring plan included a reduction in force involving approximately 7% of our employees, a further reduction of our real estate footprint, and a re-evaluation of certain program spend. Restructuring and abandonment costs under the 2023 restructuring plan were $11.4 million, substantially all of which were incurred in the third quarter of fiscal 2023. Additionally, in March 2023, in support of operational efficiencies, we abandoned portions of our office spaces for the remainder of their respective lease terms resulting in non-recurring abandonment charges of $4.8 million.

We have considered the impacts of these recent developments based on information currently available when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to our business, refer to Part II, Item 1A. Risk factors.

Key Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our key metrics are total revenue, products sold, adjusted EBITDA and adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for adjusted EBITDA and adjusted EBITDA margin are net income (loss) and net income (loss) margin, respectively.

	Fiscal Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
(In thousands, except percentages)
Revenue	$1,655,255	$1,752,336	$1,716,744
Products sold	5,725	6,281	6,503
Net income (loss)	(10,274)	67,383	158,595
Net income (loss) margin(1)	(0.6)%	3.8%	9.2%
Adjusted EBITDA(2)	$153,878	$226,549	$278,585
Adjusted EBITDA margin(2)	9.3%	12.9%	16.2%

(1)
Net income (loss) margin is calculated by dividing net income (loss) by revenue.
(2)
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

Results of Operations

The consolidated statements of operations data for fiscal years 2023, 2022, and 2021, and the consolidated balance sheet data as of September 30, 2023, and October 1, 2022, are derived from our audited consolidated financial statements appearing in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The consolidated statements of operations data for fiscal years 2020, and 2019, and the consolidated balance sheet data as of October 2, 2021, October 3, 2020, and September 28,

2019, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Fiscal Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands, except share and per share amounts and percentages)
Revenue	$1,655,255	$1,752,336	$1,716,744	$1,326,328	$1,260,823
Cost of revenue (1)	938,765	955,969	906,750	754,372	733,480
Gross profit	716,490	796,367	809,994	571,956	527,343
Operating expenses
Research and development (1)	301,001	256,073	230,078	214,672	171,174
Sales and marketing (1)	267,518	280,333	272,124	263,539	247,599
General and administrative (1)	168,518	170,429	152,828	120,978	102,871
Total operating expenses	737,037	706,835	655,030	599,189	521,644
Operating income (loss)	(20,547)	89,532	154,964	(27,233)	5,699
Other income (expense), net
Interest income	10,201	1,655	146	1,998	4,349
Interest expense	(733)	(552)	(592)	(1,487)	(2,499)
Other income (expense), net	15,473	(21,905)	2,407	6,639	(8,625)
Total other income (expense), net	24,941	(20,802)	1,961	7,150	(6,775)
Income (loss) before provision for (benefit from) income taxes	4,394	68,730	156,925	(20,083)	(1,076)
Provision for (benefit from) income taxes	14,668	1,347	(1,670)	32	3,690
Net income (loss)	$(10,274)	$67,383	$158,595	$(20,115)	$(4,766)

Net income (loss) per share attributable to common stockholders:⁽²⁾
Basic	$(0.08)	$0.53	$1.30	$(0.18)	$(0.05)
Diluted	$(0.08)	$0.49	$1.13	$(0.18)	$(0.05)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:⁽²⁾
Basic	127,702,885	127,691,030	122,245,212	109,807,154	103,783,006
Diluted	127,702,885	137,762,078	140,309,152	109,807,154	103,783,006

Other Data:
Products sold(4)	5,725	6,281	6,503	5,806	6,204
Adjusted EBITDA (3)	$153,878	$226,549	$278,585	$108,543	$88,689
Net income (loss) margin	(0.6)%	3.8%	9.2%	(1.5)%	(0.4)%
Adjusted EBITDA margin (3)	9.3%	12.9%	16.2%	8.2%	7.0%

(1)
Stock-based compensation was allocated as follows:

	Fiscal Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands)
Cost of revenue	$2,038	$1,620	$988	$1,106	$985
Research and development	35,530	30,724	25,075	23,439	17,643
Sales and marketing	15,677	15,335	13,570	14,359	12,965
General and administrative	23,612	27,961	22,494	18,706	14,982
Total stock-based compensation expense	$76,857	$75,640	$62,127	$57,610	$46,575

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

(4)
Products sold for the fiscal 2019 has been recast to reflect the change in product revenue categorization.

	As of
	September 30, 2023	October 1, 2022	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$220,231	$274,855	$640,101	$407,100	$338,641
Working capital	305,413	331,752	481,384	267,362	276,635
Total assets	1,002,241	1,188,388	1,138,804	816,051	761,605
Total long-term debt	—	—	—	18,251	24,840
Total liabilities	483,584	627,875	569,762	518,212	480,677
Accumulated deficit	(12,788)	(2,514)	(69,897)	(228,492)	(208,377)
Total stockholders' equity	518,657	560,513	569,042	297,839	280,928

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

Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest U.S. GAAP equivalent of adjusted EBITDA, and the use of adjusted EBITDA margin rather than net income (loss) margin, which is the nearest U.S. GAAP equivalent of adjusted EBITDA margin. These limitations include that the non-GAAP financial measures:

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Fiscal Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021	October 3, 2020	September 28, 2019
(In thousands, except percentages)
Net income (loss)	$(10,274)	$67,383	$158,595	$(20,115)	$(4,766)
Add (deduct):
Depreciation and amortization	48,969	38,504	33,882	36,426	36,415
Stock-based compensation expense	76,857	75,640	62,127	57,610	46,575
Interest income	(10,201)	(1,655)	(146)	(1,998)	(4,349)
Interest expense	733	552	592	1,487	2,499
Other (income) expense, net	(15,473)	21,905	(2,407)	(6,639)	8,625
Provision for (benefit from) income taxes	14,668	1,347	(1,670)	32	3,690
Legal and transaction related costs (1)	32,950	22,873	30,058	15,455	—
Restructuring, abandonment, and related expenses(2)	15,649	—	(2,446)	26,285	—
Adjusted EBITDA	$153,878	$226,549	$278,585	$108,543	$88,689
Revenue	1,655,255	1,752,336	1,716,744	1,326,328	1,260,823
Net income (loss) margin	(0.6)%	3.8%	9.2%	(1.5)%	(0.4)%
Adjusted EBITDA margin	9.3%	12.9%	16.2%	8.2%	7.0%

(1)
Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google as well as legal and transaction costs associated with our acquisition activities, which we do not consider representative of our underlying operating performance.
(2)
Restructuring, abandonment, and related expenses for fiscal 2023 include $4.8 million of non-recurring lease abandonment charges that were incurred in March 2023, when we abandoned portions of our office spaces for the remainder of their respective lease terms in support of operational efficiencies. See Note 14. Restructuring Plan of the notes to our consolidated financial statement for further discussion related to our 2023 restructuring plan.

Comparison of Fiscal Years 2023 and 2022

Revenue

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 30, 2023	October 1, 2022	$	%
(Dollars in thousands)
Sonos speakers	$1,293,440	$1,368,916	$(75,476)	(5.5)%
Sonos system products	285,064	297,110	(12,046)	(4.1)
Partner products and other revenue	76,751	86,310	(9,559)	(11.1)
Total revenue	$1,655,255	$1,752,336	$(97,081)	(5.5)%
Volume data (products sold in thousands)			Units	%
Total products sold	5,725	6,281	(556)	(8.9)%

Total revenue decreased $97.1 million, or 5.5%, for fiscal 2023, compared to fiscal 2022. The decrease was mainly driven by reduced orders from retail and installer solutions partners as they tightened channel inventory positions, as well as demand softening in the later part of the year and the unfavorable impact of foreign exchange rates. These impacts were further exacerbated by an unfavorable comparison to fiscal 2022, during which we experienced significant fulfillment of backorders as supply began to improve following a long period of supply constraints. The overall decrease was partially offset by the strong performance of our new product introductions.

Sonos speakers revenue represented 78.1% of total revenue for fiscal 2023. The category decreased 5.5% compared to fiscal 2022, driven by expected declines in sales of Sonos One as we introduced the next generation of this product (Era 100), as well as Roam demand softness, partially offset by the strong performance of Sub Mini which was introduced in October 2022, and Era 300 and Era 100 which were introduced in March 2023. Sonos system products represented 17.2% of total revenue for fiscal 2023, and decreased 4.1% compared to the fiscal 2022, primarily due to our installer solutions channel partners tightening inventory of products in this category during the first half of the year, partially offset by the favorability due to the impact of the severely supply-constrained prior year. Partner products and other revenue represented 4.6% of total revenue for fiscal 2023, and decreased 11.1% compared to fiscal 2022. The decline was driven by a decrease in orders of our partner products.

The volume of products sold decreased 8.9% for fiscal 2023, compared to fiscal 2022, driven by unit decreases across all categories. The rate of decrease of volume of products sold was larger than the rate of decrease of revenue for fiscal 2023, compared to fiscal 2022, primarily due to large decreases in products with lower selling prices which contributed a smaller corresponding decrease in revenue.

Revenue by Region

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 30, 2023	October 1, 2022	$	%	Constant Currency Change
(Dollars in thousands)
Americas	$1,048,245	$1,044,113	$4,132	0.4%	1.5%
EMEA	518,179	578,034	(59,855)	(10.4)	(6.8)
APAC	88,831	130,189	(41,358)	(31.8)	(25.8)
Total revenue	$1,655,255	$1,752,336	$(97,081)	(5.5)%	(3.3)%

In constant currency U.S. dollars, total revenue decreased 3.3% for the twelve months ended September 30, 2023, compared to the twelve months ended October 1, 2022. We calculate constant currency growth percentages by translating our current period financial results using the prior period average currency exchange rates and comparing these amounts to our prior period reported results.

Cost of Revenue and Gross Profit

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 30, 2023	October 1, 2022	$	%
(Dollars in thousands)
Cost of revenue	$938,765	$955,969	$(17,204)	(1.8)%
Percentage of revenue	56.7%	54.6%
Gross profit	$716,490	$796,367	$(79,877)	(10.0)%
Gross margin	43.3%	45.4%

Cost of revenue decreased $17.2 million, or 1.8%, for fiscal 2023, compared to fiscal 2022, primarily due to decreased volume of products sold, lower shipping and logistics costs related to the improvement in industry-wide supply chain dynamics compared to the prior year, and decreased spot market component costs due to the normalization of the supply chain. The decrease was partially offset by the impact of product mix related to selling more products with higher costs per unit, higher general component costs, and higher inventory-related write-downs.

Gross margin decreased 216 basis points for fiscal 2023, compared to fiscal 2022. The decrease was primarily due to higher promotional activity, higher general component costs, the unfavorable impact of foreign exchange rates, and higher inventory-related write-downs. The overall decrease was partially offset by lower shipping and logistics costs, the impact of planned selling price increases and decreased spot market component costs due to the normalization of the supply chain.

Research and Development

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 30, 2023	October 1, 2022	$	%
(Dollars in thousands)
Research and development	$294,445	$256,073	$38,372	15.0%
Restructuring and abandonment costs	6,556	—	6,556	*
Total research and development	$301,001	$256,073	$44,928	17.5%
Percentage of revenue	18.2%	14.6%
* not meaningful

Research and development expenses increased $44.9 million, or 17.5%, for fiscal 2023, compared to fiscal 2022. This increase was primarily driven by $40.4 million of higher personnel-related expenses, stock-based compensation and overhead driven by increased headcount related to our continued execution on our product roadmap and category expansion, and the impact of $6.6 million of restructuring and abandonment costs resulting from the 2023 restructuring plan.

Sales and Marketing

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 30, 2023	October 1, 2022	$	%
(Dollars in thousands)
Sales and marketing	$261,883	$280,333	$(18,450)	(6.6)%
Restructuring and abandonment costs	5,635	—	5,635	*
Total sales and marketing	$267,518	$280,333	$(12,815)	(4.6)%
Percentage of revenue	16.2%	16.0%
* not meaningful

Sales and marketing expenses decreased $12.8 million, or 4.6%, for fiscal 2023, compared to fiscal 2022. This decrease was primarily driven by lower marketing expenses of $28.0 million partially offset by an increase of $6.3 million in personnel-related expenses, stock-based compensation and overhead due to increased headcount, as well as $5.6 million of restructuring and abandonment costs resulting from the 2023 restructuring plan.

General and Administrative

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 30, 2023	October 1, 2022	$	%
(Dollars in thousands)
General and administrative	$165,060	$170,429	$(5,369)	(3.2)%
Restructuring and abandonment costs	3,458	—	3,458	*
Total general and administrative	$168,518	$170,429	$(1,911)	(1.1)%
Percentage of revenue	10.2%	9.7%
* not meaningful

General and administrative expenses decreased $1.9 million, or 1.1%, for fiscal 2023, compared to fiscal 2022. The decrease was mainly due to $14.9 million of decreased stock-based compensation expense and lower overhead costs, partially offset by $11.6 million legal fees incurred in connection with our IP litigation, and the impact of $3.5 million of restructuring and abandonment costs resulting from the 2023 restructuring plan.

Other Income (Expense), Net

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 30, 2023	October 1, 2022	$	%
(Dollars in thousands)
Interest income	$10,201	$1,655	$8,546	*
Interest expense	(733)	(552)	(181)	32.80%
Other income (expense), net	15,473	(21,905)	37,378	*
Total other income (expense), net	$24,941	$(20,802)	$45,743	*
* not meaningful

Interest income for fiscal 2023, compared to fiscal 2022, increased due to higher yields on our cash and cash equivalents. Interest expense for fiscal 2023, compared to fiscal 2022, increased primarily due to expenses associated with amending our Revolving Credit Agreement. The increase in other income (expense), net for fiscal 2023, compared to fiscal 2022, was primarily due to foreign currency exchange gains. These gains stem from the remeasurement of monetary assets and liabilities denominated in non-functional currencies, and were driven notably by the strengthening of the euro.

Provision for Income Taxes

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 30, 2023	October 1, 2022	$	%
(Dollars in thousands)
Provision for income taxes	$14,668	$1,347	$13,321	*
* not meaningful

For the fiscal year ended September 30, 2023, our U.S. tax expense was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 of the U.S. Internal Revenue Code (“Section 174”) as we recorded a U.S. current tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against our U.S. deferred tax assets.

Comparison of Fiscal Years 2022 and 2021

For the comparison of fiscal years 2022 and 2021, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended October 1, 2022, filed with the SEC on November 23, 2022, under the subheading "Comparison of fiscal years 2022 and 2021."

Liquidity and Capital Resources

Our operations are financed primarily through cash flows from operating activities and net proceeds from the sale of our equity securities. As of September 30, 2023, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $220.2 million, including $44.5 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of September 30, 2023, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

Debt Obligations

On October 13, 2021, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. In June 2023, we amended our Revolving Credit Agreement to change the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”), effective July 1, 2023. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (SOFR plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of September 30, 2023, we did not have any outstanding borrowings and $1.8 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of September 30, 2023, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Cash Flows

Fiscal 2023 Changes in Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
	September 30, 2023	October 1, 2022
(In thousands)
Net cash provided by (used in):
Operating activities	$100,406	$(28,260)
Investing activities	(50,286)	(172,632)
Financing activities	(108,592)	(150,260)
Effect of exchange rate changes	3,848	(14,094)
Net decrease in cash, cash equivalents and restricted cash	$(54,624)	$(365,246)

Cash Flows from Operating Activities

Net cash provided by operating activities of $100.4 million for fiscal 2023 consisted of net loss of $10.3 million, non-cash adjustments of $149.6 million and a net decrease in cash related to changes in operating assets and liabilities of $38.9 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $76.9 million, depreciation and amortization of $49.0 million, provision for inventory obsolescence of $20.6 million, restructuring and abandonment charges of $5.5 million, and other adjustments of $5.5 million, partially offset by foreign currency transaction gains of $7.3 million. The net decrease in net operating assets and liabilities was primarily due to a decreases in accounts payable and accrued expenses of $162.3 million due to lower inventory purchases, a decrease in deferred revenue of $4.6 million, and a decrease in accrued compensation of $2.2 million due to lower accrued variable compensation. The net decrease in cash from the change in operating assets and liabilities was partially offset by lower inventory balances of $87.0 million as a result of improved inventory management, a decrease in accounts receivable of $32.1 million, and a decrease in other assets of $10.5 million driven by a decrease in prepaid expenses.

Cash Flows from Investing Activities

Cash used in investing activities for fiscal 2023 of $50.3 million consisted primarily of purchases of property and equipment mainly related to point-of-sale product displays and manufacturing-related tooling and test equipment to support the launch of new products.

Cash Flows from Financing Activities

Cash used in financing activities for fiscal 2023 of $108.6 million consisted primarily of payments for repurchase of common stock of $100.1 million, payments for repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs of $29.9 million, partially offset by proceeds from exercise of common stock options of $21.3 million.

Fiscal 2022 Changes in Cash Flows

For the comparison of fiscal 2022 to fiscal 2021, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" of our Form 10-K for our fiscal year ended October 1, 2022, filed with the SEC on November 23, 2022, under the subheading "Liquidity and capital resources."

Contractual obligations

See Note 6. Leases and Note 12. Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

Revenue

Nature of Products and Services

We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from partner products and other revenue sources, such as module revenue from our IKEA partnership, architectural speakers from our Sonance partnership, and accessories such as speaker stands and wall mounts, as well as professional services, advertising revenue, licensing and subscription revenue such as Sonos Radio HD and Sonos Pro (software-as-a-service).

Our contracts generally include a combination of products and related software, and services. Products and related software primarily constitute Sonos speakers and Sonos system products and include software that enables our products to operate over a customer’s wireless network as well as connect to various third-party services, including music and voice. Additionally, module revenue includes hardware and embedded software that is integrated into final products that are manufactured and sold by our partners. Service revenue includes revenue allocated to (i) unspecified software upgrades and (ii) cloud-based services that enable products to access third-party music and voice assistant platforms. Unspecified software upgrades have historically included updates and enhancements such as bug fixes, feature enhancements and updates to the ability to connect to third-party music or voice assistant platforms.

Performance Obligations

Determining whether products and services are considered distinct performance obligations that should be accounted for separately requires significant judgment. We have determined that products and related software represent a single performance obligation. The basis of our determination is these products are highly dependent on, and interrelated with, the embedded software and cannot function as they are intended without the software.

We determined that unspecified software upgrades represent a separate performance obligation as they occur subsequent to the time of purchase, fulfillment of these promises can be made separately, there are no resulting significant modification or customization to our products, and these services are provided to customers at no additional charge. We have also determined cloud-based services to be a separate performance obligation based as they are additive to our products rather than transformative.

Transaction price

Revenue is recognized at transaction price which is the amount that we expect to receive in exchange for our products and services. Transaction price is calculated as the stated consideration net of variable consideration such as allowances for returns, discounts, sales incentives, and any tax collected from customers. The transaction price is allocated to the separate performance obligations in the contract based on relative standalone selling prices ("SSPs").

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

We offer sales incentives through various programs, consisting primarily of discounts, cooperative advertising and market development fund programs. Reductions in revenue related to discounts are allocated to products and services on a relative basis based on their respective SSP. Estimates for sales incentives are developed using the most likely amount based on our past experience with similar contracts and are included in the transaction price to the extent that a significant reversal of revenue would not result once the uncertainty is resolved.

We accept returns from direct customers and from certain resellers. To establish an estimate for returns, we use the expected value method by considering a portfolio of contracts with similar characteristics to calculate the historical returns rate.

A change in contract, future business initiatives, or customer behavior due to macroeconomic conditions could require us to change the above estimates, or if actual results differ significantly from the estimates, we would be required to increase or reduce revenue to reflect the impact.

Revenue Recognition

Revenue is allocated to products and related software, and to unspecified software upgrades and cloud-based services. Revenue allocated to the products and related software is the substantial portion of the total sale price. Revenue for products and related software is recognized at the point in time when control is transferred to the customer, which is either upon shipment or upon delivery to the customer, depending on delivery terms.

Revenue allocated to unspecified software upgrades and cloud-based services is deferred and recognized ratably over our best estimate of the period that the customer is expected to receive the services. Determining the revenue recognition period for unspecified software upgrades and cloud services requires judgment. In developing the estimated period of providing future services, we consider our past history, our plans to continue to provide services, including plans to continue to support updates and enhancements to prior versions of our products, expected technological developments, obsolescence, competition and other factors. The estimated service period may change in the future in response to competition, technology developments and our business strategy.

For fiscal 2023, there has not been any event that would require us to materially change the underlying assumptions of revenue estimates. A hypothetical 10% change to our SSP estimates and/or the estimated recognition period for unspecified software upgrades and cloud-based services, would not result in a material change to our fiscal 2023 revenue.

Inventories

Inventory consists of finished goods and component parts, which we purchase from contract manufacturers and component suppliers. We record and value our inventory at the lower-of-cost and net realizable value. We determine cost using a standard costing method, which approximates first-in first-out. On a quarterly basis, we assess the value of our inventory on hand and non-cancelable purchase commitments for potential excess and/or obsolete inventory and will periodically write down the value to account for estimated excess and/or obsolete inventory. We determine excess or obsolete inventory based on market conditions, age/condition of inventory, an estimate of the future demand for our products within a specified time horizon, generally the shorter of 24 months or remaining life of the product, and product life cycle status. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of revenue in our consolidated statement of operations and comprehensive income (loss). If actual demand is lower than our forecasted demand, we could be required to write down the value of additional inventory, which would have a negative effect on our gross profit. A hypothetical 10% change to our inventory reserves percentages would not result in a material change to our fiscal 2023 cost of revenue.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is "more-likely-than-not" that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income and the effects of tax planning strategies. We recorded a valuation allowance against all our U.S. deferred tax assets and certain of our foreign deferred tax assets as of September 30, 2023. We intend to continue maintaining a full valuation allowance on our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

We account for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. We evaluate uncertain tax positions on a quarterly basis and consider various factors, that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. We accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

As of September 30, 2023, we had cash and cash equivalents of $220.2 million, which consisted primarily of cash on hand, money market fund investments, and bank deposits. Such interest-earning instruments carry a degree of interest rate risk due to floating interest rates.

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

We recognized a net gain from foreign currency of $13.7 million in fiscal 2023, a net loss from foreign currency of $21.9 million in fiscal 2022 and a net gain from foreign currency of $2.4 million in fiscal 2021. Recently, we have seen a particular strengthening of the U.S. dollar relative to the euro and the British pound. If this trend continues, it will negatively affect the U.S. dollar value of revenue and gross margins we earn on our foreign currency-denominated sales. Based on transactions denominated in currencies other than respective functional currencies as of September 30, 2023, a hypothetical adverse change of 10% would have resulted in an adverse impact on income (loss) before provision for (benefit from) income taxes of approximately $21.5 million for the fiscal year ended 2023.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sonos, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sonos, Inc. and its subsidiaries (the “Company”) as of September 30, 2023 and October 1, 2022, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and October 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Estimates of Standalone Selling Price and Service Period for Unspecified Software Upgrades and Cloud-Based Services

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s contracts with customers generally contain promises to transfer products and services which are not sold separately. Service revenue includes revenue allocated to (i) unspecified software upgrades and (ii) cloud-based services, which are each distinct performance obligations, based on relative standalone selling price. Management’s estimation of standalone selling price requires judgment. Management has disclosed factors considered in estimating standalone selling price including competitive pricing information, where available, analyses of the cost of providing the products or services plus a reasonable gross margin, the nature of the products and services and the expected level of future services. Determining the revenue recognition period for unspecified software upgrades and cloud-based services also requires judgment. Management recognizes revenue attributable to these performance obligations ratably over the estimated service period. In developing the estimated service period over which to recognize service revenue, management considers past history, plans to continue to provide services, including plans to continue to support updates and enhancements to prior versions of the Company’s products, expected technological developments, obsolescence, competition and other factors. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and cloud-based services and was $80 million as of September 30, 2023.

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

November 20, 2023

We have served as the Company’s auditor since 2011, which includes periods before the Company became subject to SEC reporting requirements.

SONOS, INC.

Consolidated Balance Sheets

(in thousands, except share and par values)

	As of
	September 30, 2023	October 1, 2022

Assets
Current assets:
Cash and cash equivalents	$220,231	$274,855
Accounts receivable, net of allowances of $31,786 and $26,317 as of September 30, 2023, and October 1, 2022, respectively	67,583	101,206
Inventories	346,521	454,288
Prepaid and other current assets	25,296	37,042
Total current assets	659,631	867,391
Property and equipment, net	87,075	86,168
Operating lease right-of-use assets	48,918	28,329
Goodwill	80,420	77,300
Intangible assets, net:
In-process research and development	69,791	64,680
Other intangible assets	20,218	26,384
Deferred tax assets	1,659	1,508
Other noncurrent assets	34,529	36,628
Total assets	$1,002,241	$1,188,388
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$187,981	$335,758
Accrued expenses	89,717	109,290
Accrued compensation	22,079	23,624
Deferred revenue, current	20,188	27,318
Other current liabilities	34,253	39,649
Total current liabilities	354,218	535,639
Operating lease liabilities, noncurrent	54,956	25,596
Deferred revenue, noncurrent	60,650	56,152
Deferred tax liabilities	9,846	9,642
Other noncurrent liabilities	3,914	846
Total liabilities	483,584	627,875
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized, 130,399,940 and 129,823,663 shares issued, 125,113,916 and 126,668,723 shares outstanding as of September 30, 2023, and October 1, 2022, respectively	130	130
Treasury stock, 5,286,024 and 3,154,940 shares at cost as of September 30, 2023 and October 1, 2022, respectively	(72,586)	(50,896)
Additional paid-in capital	607,345	617,390
Accumulated deficit	(12,788)	(2,514)
Accumulated other comprehensive loss	(3,444)	(3,597)
Total stockholders' equity	518,657	560,513
Total liabilities and stockholders’ equity	$1,002,241	$1,188,388

The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
Revenue	$1,655,255	$1,752,336	$1,716,744
Cost of revenue	938,765	955,969	906,750
Gross profit	716,490	796,367	809,994
Operating expenses
Research and development	301,001	256,073	230,078
Sales and marketing	267,518	280,333	272,124
General and administrative	168,518	170,429	152,828
Total operating expenses	737,037	706,835	655,030
Operating income (loss)	(20,547)	89,532	154,964
Other income (expense), net
Interest income	10,201	1,655	146
Interest expense	(733)	(552)	(592)
Other income (expense), net	15,473	(21,905)	2,407
Total other income (expense), net	24,941	(20,802)	1,961
Income before provision for (benefit from) income taxes	4,394	68,730	156,925
Provision for (benefit from) income taxes	14,668	1,347	(1,670)
Net income (loss)	$(10,274)	$67,383	$158,595
Net income (loss) attributable to common stockholders:
Basic and diluted	$(10,274)	$67,383	$158,595

Net income (loss) per share attributable to common stockholders:
Basic	$(0.08)	$0.53	$1.30
Diluted	$(0.08)	$0.49	$1.13
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	127,702,885	127,691,030	122,245,212
Diluted	127,702,885	137,762,078	140,309,152
Total comprehensive income (loss)
Net income (loss)	$(10,274)	$67,383	$158,595
Change in foreign currency translation adjustment	153	(2,221)	514
Comprehensive income (loss)	$(10,121)	$65,162	$159,109

The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance at October 3, 2020	113,915,233	$114	$548,993	(1,571,138)	$(20,886)	$(228,492)	$(1,890)	$297,839
Issuance of common stock pursuant to equity incentive plans	17,544,060	18	147,800	—	—	—	—	147,818
Retirement of treasury stock	(2,602,208)	(3)	(68,458)	2,602,208	68,461	—	—	—
Repurchase of common stock	—	—	—	(1,394,006)	(50,014)	—	—	(50,014)
Repurchase of common stock related to shares withheld for tax in connection with vesting of restricted stock unit awards ("RSUs")	—	—	—	(1,508,876)	(47,837)	—	—	(47,837)
Stock-based compensation expense	—	—	62,127	—	—	—	—	62,127
Net income	—	—	—	—	—	158,595	—	158,595
Change in foreign currency translation adjustment	—	—	—	—	—	—	514	514
Balance at October 2, 2021	128,857,085	129	690,462	(1,871,812)	(50,276)	(69,897)	(1,376)	569,042
Issuance of common stock pursuant to equity incentive plans	7,825,793	8	40,435	—	—	—	—	40,443
Retirement of treasury stock	(6,859,215)	(7)	(189,147)	6,859,215	189,154	—	—	—
Repurchase of common stock	—	—	—	(6,578,973)	(150,121)	—	—	(150,121)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(1,563,370)	(39,653)	—	—	(39,653)
Stock-based compensation expense	—	—	75,640	—	—	—	—	75,640
Net income	—	—	—	—	—	67,383	—	67,383
Change in foreign currency translation adjustment	—	—	—	—	—	—	(2,221)	(2,221)
Balance at October 1, 2022	129,823,663	130	617,390	(3,154,940)	(50,896)	(2,514)	(3,597)	560,513
Issuance of common stock pursuant to equity incentive plans	6,714,406	6	21,340	—	—	—	—	21,346
Retirement of treasury stock	(6,138,129)	(6)	(108,242)	6,138,129	108,248	—	—	-
Repurchase of common stock	—	—	—	(6,555,702)	(100,064)	—	—	(100,064)
Repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	—	—	—	(1,713,511)	(29,874)	—	—	(29,874)
Stock-based compensation expense	—	—	76,857	—	—	—	—	76,857
Net loss	—	—	—	—	—	(10,274)	—	(10,274)
Change in foreign currency translation adjustment	—	—	—	—	—	—	153	153
Balance at September 30, 2023	130,399,940	$130	$607,345	(5,286,024)	$(72,586)	$(12,788)	$(3,444)	$518,657

The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021

Cash flows from operating activities
Net income (loss)	$(10,274)	$67,383	$158,595
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	48,969	38,504	33,882
Restructuring and abandonment charges	5,533	—	—
Stock-based compensation expense	76,857	75,640	62,127
Provision for inventory obsolescence	20,640	6,276	2,790
Other	5,535	4,705	2,713
Deferred income taxes	(583)	(1,508)	(8,330)
Foreign currency transaction (gain) loss	(7,335)	10,775	(1,108)
Changes in operating assets and liabilities:
Accounts receivable, net	32,120	(5,513)	(45,697)
Inventories	87,004	(277,489)	(7,911)
Other assets	10,470	(16,604)	(30,009)
Accounts payable and accrued expenses	(162,345)	129,686	26,231
Accrued compensation	(2,185)	(52,904)	33,447
Deferred revenue	(4,576)	(1,667)	27,587
Other liabilities	576	(5,544)	(1,091)
Net cash provided by (used in) operating activities	100,406	(28,260)	253,226
Cash flows from investing activities
Purchases of property and equipment, intangible and other assets	(50,286)	(46,216)	(45,531)
Cash paid for acquisitions, net of acquired cash	—	(126,416)	—
Net cash used in investing activities	(50,286)	(172,632)	(45,531)
Cash flows from financing activities
Payments for debt issuance costs	—	(929)	—
Proceeds from exercise of stock options	21,346	40,443	147,818
Payments for repurchase of common stock	(100,064)	(150,121)	(50,014)
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	(29,874)	(39,653)	(47,837)
Repayments of borrowings	—	—	(25,000)
Net cash provided by (used in) financing activities	(108,592)	(150,260)	24,967
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,848	(14,094)	148
Net increase (decrease) in cash, cash equivalents, and restricted cash	(54,624)	(365,246)	232,810
Cash, cash equivalents, and restricted cash
Beginning of period	274,855	640,101	407,291
End of period	$220,231	$274,855	$640,101
Supplemental disclosure
Cash paid for interest	$1,330	$344	$502
Cash paid for taxes, net of refunds	$9,522	$9,306	$4,114
Cash paid for amounts included in the measurement of lease liabilities	$14,218	$14,636	$18,657
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment, accrued but not paid	$2,784	$9,112	$5,653
Right-of-use assets obtained in exchange for lease liabilities	$31,692	$5,054	$2,010
Change in estimate of asset retirement obligations	$2,290	$—	$—

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

The Company operates on a 52-week or 53-week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. As used in the Annual Report on Form 10-K, “fiscal 2023” refers to the 52-week fiscal year ending September 30, 2023, “fiscal 2022” refers to the 52-week fiscal year ending October 1, 2022, and “fiscal 2021” refers to the 52-week fiscal year ending October 2, 2021.

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

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of September 30, 2023, and October 1, 2022, cash equivalents consisted of money market funds, which are recorded at fair value.

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

As of September 30, 2023, and October 1, 2022, the Company’s customer that accounted for 10% or more of total accounts receivable, net, were as follows:

	September 30, 2023	October 1, 2022
Customer A	32%	34%

The Company’s customer that accounted for 10% or more of total revenue were as follows:

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
Customer A	17%	15%	14%

Inventories

Inventories primarily consist of finished goods and component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at lower of cost and net realizable value. Cost is determined using a standard costing method, which approximates first-in first-out. Inventory costs primarily consist of materials, inbound freight, import duties, tariffs, direct labor and manufacturing overhead, logistics, and other handling fees. The Company assesses the valuation of inventory balances including an assessment to determine potential excess and/or obsolete inventory. The Company may be required to write down the value of inventory if estimates of future demand and market conditions indicate excess and/or obsolete inventory. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of revenue in the consolidated statement of operations and comprehensive income (loss). For the fiscal years ended September 30, 2023, and October 1, 2022, losses related to purchase commitments were $14.7 million and $12.0 million, respectively. Ownership of inventory transfers to the Company based on contractual terms with its contract manufacturers.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and Equipment, Net

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Computer hardware and software	1-5 years
Furniture and fixtures	2-5 years
Tooling and production line test equipment	2-4 years
Leasehold improvements	2-15 years
Product displays	1-4 years

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

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. Implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the consolidated statements of operations and comprehensive income (loss). Beginning in fiscal 2020, the Company conducted activities to replace its legacy enterprise resource planning ("ERP") system in order to accommodate the Company's expanding operations and went live with the new ERP in May 2022. Capitalized costs related to cloud computing arrangements, net of accumulated amortization, were $18.0 million and $21.7 million as of September 30, 2023 and October 1, 2022, respectively, and are reported as a component of other noncurrent assets on the Company's consolidated balance sheets. Amortization expenses for implementation costs for cloud-based computing arrangements for the twelve months ended September 30, 2023, and October 1, 2022, were $3.7 million and $1.9 million, respectively. Accumulated amortization for cloud-based computing arrangements was $6.2 million and $2.5 million as of September 30, 2023, and October 1, 2022, respectively.

Impairment of Goodwill and Indefinite-lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment on an annual basis during the third quarter of each fiscal year or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or asset below its carrying value.

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

In connection with the Company’s evaluation of indefinite-lived intangible asset impairment, the Company performs a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If the qualitative assessment is not conclusive, the Company proceeds to test for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined based on estimated discounted future cash flow analyses that include significant management assumptions such as revenue growth rates, weighted-average costs of capital and assumed royalty rates. If the carrying value exceeds fair value, an impairment charge will be recorded to reduce the asset to fair value. For fiscal years 2023, 2022, and 2021, the Company’s qualitative assessments identified no factors indicating it was more likely than not that the fair value of the Company’s reporting unit and indefinite-lived intangible assets were less than their respective carrying amounts. Therefore, the Company incurred no impairment charges.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, which primarily comprises property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company performs impairment testing at the level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by comparing the carrying amounts to the expected future undiscounted cash flows attributable to the assets. If it is determined that an asset may not be recoverable, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on estimated discounted future cash flows analyses. There were no impairment charges identified on the Company's long-lived assets during fiscal 2023, 2022, and 2021.

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

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Foreign currency remeasurement and transaction gains (losses) are recorded in other income (expense), net as follows:

	September 30, 2023	October 1, 2022	October 2, 2021
(In thousands)
Foreign currency remeasurement and transaction gains (losses)	$13,674	$(21,877)	$2,353

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

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Supplier Concentration

The Company relies on third parties for the supply and manufacture of its products, as well as third-party logistics providers for the distribution of its products. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to customers on time, if at all. During fiscal 2023, 2022 and 2021, approximately 58%, 57% and 59%, respectively, of the Company’s finished goods purchased during each year were from one vendor.

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

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Advertising Costs

Advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses were $43.9 million, $66.6 million and $62.3 million for fiscal 2023, 2022 and 2021, respectively.

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

Retirement Plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $9.5 million, $8.2 million, and $7.6 million for fiscal 2023, 2022, and 2021, respectively.

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

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company’s provision for (benefit from) income taxes, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits involves the use of estimates, assumptions and judgments. Although the Company believes its estimates, assumptions and judgments to be reasonable, any changes in tax law or its interpretation of tax laws and the resolutions of potential tax audits could significantly impact the amounts provided for income taxes in the Company’s consolidated financial statements. Actual future operating results and the underlying amount and type of income could differ materially from the Company’s estimates, assumptions and judgments thereby impacting the Company’s financial position and results of operations.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, and then issued subsequent amendments to the initial guidance under ASU No. 2021-01 and ASU No. 2022-06 (collectively Topic 848). Topic 848 provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, derivatives, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, derivatives, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued as a result of reference rate reform. Topic 848 is currently effective and upon adoption may be applied prospectively to contract modifications and hedging relationships made on or before December 31, 2024. In June 2023, the Company amended its Revolving Credit Agreement (as defined below) to change the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”), effective July 1, 2023. The Company applied the practical expedients provided in Topic 848 to account for the modification as a continuation of the existing contract. The modification had no significant impact on the Company’s consolidated financial statements. Refer to Note 7. Debt for further information.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The Company adopted this standard in the fourth quarter of fiscal 2023. The adoption did not have a material impact on the Company's consolidated financial statements.

3. Fair Value Measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment.

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of September 30, 2023, and October 1, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$51,522	$—	$—	$51,522

	October 1, 2022
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$187,170	$—	$—	$187,170

4. Revenue and Geographic Information

Disaggregation of Revenue

Revenue by geographical region also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region and is based on ship-to address, is as follows:

	September 30, 2023	October 1, 2022	October 2, 2021
(In thousands)
Americas	$1,048,245	$1,044,113	$980,931
Europe, Middle East and Africa ("EMEA")	518,179	578,034	618,476
Asia Pacific ("APAC")	88,831	130,189	117,337
Total revenue	$1,655,255	$1,752,336	$1,716,744

Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	September 30, 2023	October 1, 2022	October 2, 2021
(In thousands)
United States	$971,151	$964,118	$890,837
Other countries	684,104	788,218	825,907
Total revenue	$1,655,255	$1,752,336	$1,716,744

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	September 30, 2023	October 1, 2022	October 2, 2021
(In thousands)
Sonos speakers	$1,293,440	$1,368,916	$1,378,808
Sonos system products	285,064	297,110	265,180
Partner products and other revenue	76,751	86,310	72,756
Total revenue	$1,655,255	$1,752,336	$1,716,744

Disaggregation of Property and Equipment

Property and equipment, net by country as of September 30, 2023, and October 1, 2022 were as follows:

	September 30, 2023	October 1, 2022
(In thousands)
China	$32,045	$40,609
United States	30,430	30,870
Other countries	24,600	14,689
Property and equipment, net	$87,075	$86,168

5. Balance Sheet Components

The following tables show the Company’s balance sheet component details.

Accounts Receivable Allowances

The following table summarizes changes in the allowance for credit losses for fiscal 2023, 2022 and 2021:

	September 30, 2023	October 1, 2022	October 2, 2021
(In thousands)
Beginning balance	$2,744	$1,547	$1,307
Increases	1,561	2,098	1,529
Write-offs	(1,594)	(901)	(1,289)
Ending balance	$2,711	$2,744	$1,547

The following table summarizes the changes in the allowance for sales incentives for fiscal 2023, 2022 and 2021:

	September 30, 2023	October 1, 2022	October 2, 2021
(In thousands)
Beginning balance	$23,573	$19,160	$17,515
Charged to revenue	139,657	51,225	95,249
Utilization of sales incentive allowance	(134,155)	(46,812)	(93,604)
Ending balance	$29,075	$23,573	$19,160

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories

Inventories, net, consist of the following:

	September 30, 2023	October 1, 2022
(In thousands)
Finished goods	$281,571	$406,657
Components	64,950	47,631
Inventories	$346,521	$454,288

The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value. As of September 30, 2023, and October 1, 2022, inventory write-downs were $29.7 million and $8.8 million, respectively.

Property and Equipment, Net

Property and equipment, net consist of the following:

	September 30, 2023	October 1, 2022
(In thousands)
Computer hardware and software	$41,679	$42,000
Furniture and fixtures	6,971	7,511
Tooling and production line test equipment	108,693	100,337
Leasehold improvements	53,648	49,656
Product displays	68,771	56,885
Total property and equipment	279,762	256,389
Accumulated depreciation and amortization	(192,687)	(170,221)
Property and equipment, net	$87,075	$86,168

Depreciation expense was $42.7 million, $33.3 million and $31.8 million for fiscal 2023, 2022 and 2021, respectively. During fiscal 2023, 2022 and 2021, the Company abandoned and disposed of gross fixed assets of $21.3 million, $18.9 million and $32.9 million, with accumulated depreciation of $21.1 million, $18.8 million and $32.2 million, respectively. Disposals of fixed assets were recorded in operating expenses in the consolidated statements of operations and comprehensive income (loss) and resulted in immaterial losses for fiscal 2023, 2022 and 2021.

Goodwill

The following table presents the changes in carrying amount of goodwill for the fiscal year ended September 30, 2023:

(In thousands)
Balance as of October 1, 2022	$77,300
Effect of exchange rate changes on goodwill	3,120
Balance as of September 30, 2023	$80,420

Intangible Assets

As part of the acquisition of Mayht Holding BV ("Mayht") in fiscal 2022, the Company recognized $71.8 million in intangible assets related to in-process research and development activity, which is not subject to amortization for the current period. The following

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Tradename	$451	$(113)	$(12)	$326	4.50
Technology-based	31,480	(11,588)	-	19,892	4.89
Total finite-lived intangible assets	31,931	(11,701)	(12)	20,218	4.88
In-process research and development and other intangible assets not subject to amortization	71,759	-	(1,968)	69,791
Total intangible assets	$103,690	$(11,701)	$(1,980)	$90,009

The following table summarizes the estimated future amortization expense of the Company's intangible assets as September 30, 2023:

Fiscal years ending	Future Amortization Expense
(In thousands)
2024	$5,969
2025	3,367
2026	3,038
2027	3,022
2028 and thereafter	4,822
Total future amortization expense	$20,218

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2023	October 1, 2022
(In thousands)
Accrued inventory and supply chain costs	$48,384	$51,011
Accrued advertising and marketing	13,029	21,292
Accrued taxes	11,410	7,081
Accrued general and administrative expenses	9,924	21,634
Accrued product development	4,298	8,168
Other accrued payables	2,672	104
Total accrued expenses	$89,717	$109,290

Deferred Revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the consolidated balance sheets. For the fiscal year ended September 30, 2023, deferred revenue included revenue allocated to unspecified software upgrades and cloud-based services of $80.0 million. For the fiscal year ended October 1, 2022, deferred revenue included revenue allocated to unspecified software upgrades and cloud-based services of $73.8 million, as well as current deferred revenue related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached.

The following table presents the changes in the Company's deferred revenue balances for the fiscal years ended September 30, 2023, October 1, 2022, and October 2, 2021:

	September 30, 2023	October 1, 2022	October 2, 2021
(In thousands)
Deferred revenue, beginning of period	$83,470	$89,498	$62,389
Recognition of revenue included in beginning of period deferred revenue	(27,057)	(41,438)	(19,175)
Revenue deferred, net of revenue recognized on contracts in the respective period	24,425	35,410	46,284
Deferred revenue, end of period	$80,838	$83,470	$89,498

The Company expects the following recognition of deferred revenue as of September 30, 2023:

	For the fiscal years ending
	2024	2025	2026	2027	2028 and Beyond	Total
(In thousands)
Revenue expected to be recognized	$20,188	$17,086	$14,718	$12,088	$16,758	$80,838

Other Current Liabilities

Other current liabilities consist of the following:

	September 30, 2023	October 1, 2022
(In thousands)
Reserve for returns	$21,462	$18,263
Short-term operating lease liabilities	1,153	10,532
Warranty liability	7,466	5,771
Other	4,172	5,083
Total other current liabilities	$34,253	$39,649

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the changes in the Company’s warranty liability for the fiscal years ended September 30, 2023, and October 1, 2022:

	September 30, 2023	October 1, 2022
(In thousands)
Warranty liability, beginning of period	$5,771	$5,604
Provision for warranties issued during the period	12,517	13,033
Settlements of warranty claims during the period	(10,822)	(12,866)
Warranty liability, end of period	$7,466	$5,771

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

For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease obligation at the present value of lease payments over the lease terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. The Company's leases do not include any residual value guarantees or bargain purchase options.

Lease agreements will typically exist with lease and non-lease components, which are accounted for separately. The Company's agreements may contain variable lease payments. The Company includes variable lease payments that depend on an index or a rate and exclude those which depend on facts or circumstances occurring after the commencement date, other than the passage of time.

Most of the Company's leases do not contain an implicit interest rate. Therefore, the Company uses judgment to estimate an incremental borrowing rate, which is defined as the rate of interest the Company would have to pay to borrow an amount that is equal to the lease obligations, on a collateralized basis, and over a similar term. The Company takes into consideration the terms of the Company's Credit Facility (as defined in Note 7. Debt), lease terms, and current interest rates to determine the incremental borrowing rate at lease commencement date. At September 30, 2023, the Company's weighted-average discount rate was 5.14%, while the weighted-average remaining lease term was 9.1 years. As part of the supplemental cash flow disclosure, the right-of-use assets obtained in exchange for new operating lease liabilities does not reflect the impact of prepaid or deferred rent.

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

Refer to Note 14. Restructuring Plan for discussion of the impact of lease abandonment charges.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of lease expense for the fiscal year ended September 30, 2023, was as follows:

Year Ended
September 30, 2023
(In thousands)
Operating lease cost	$12,324
Short-term lease cost	340
Variable lease cost	5,480
Total lease cost	$18,144

For the fiscal years ended September 30, 2023, and October 1, 2022, rent expense, including leases for offices and facilities as well as auto leases, was $12.7 million and $11.3 million, respectively, and common area maintenance expense was $5.5 million and $4.3 million, respectively.

The following table summarizes the maturity of lease liabilities under operating leases as of September 30, 2023:

Fiscal years ending	Operating leases
(In thousands)
2024	$4,415
2025	9,579
2026	7,888
2027	6,395
2028	5,841
Thereafter	41,040
Total lease payments	75,158
Less imputed interest	(19,049)
Total lease liabilities	$56,109

7. Debt

On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto (the "Revolving Credit Agreement").

The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. In June 2023, the Company amended the Revolving Credit Agreement, replacing prior references to LIBOR with references to SOFR a result of the discontinuation of LIBOR. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (at the Term SOFR Rate, plus the applicable Term SOFR Adjustment ranging from 0.11% to 0.43%, plus an applicable margin (in total, "Adjusted Term SOFR")). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over Adjusted Term SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of September 30, 2023, the Company did not have any outstanding borrowings and had $1.8 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

events of default. As of September 30, 2023, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

8. Stockholders' Equity

Share Repurchase Program

On November 16, 2022, the Board of Directors authorized a common stock repurchase program of up to $100.0 million. During the fiscal year ended September 30, 2023, the Company repurchased 6,555,702 shares for an aggregate purchase price of $100.0 million at an average price of $15.25 per share under the repurchase program. As of September 30, 2023, the Company fully utilized the amount available under this stock repurchase program.

Treasury stock during the fiscal year ended September 30, 2023, included shares withheld to satisfy employees' tax withholding requirements in connection with vesting of RSUs. Additionally, during the fiscal year ended September 30, 2023, the Company retired 6,138,129 shares of treasury stock. The Company accounts for the retirement of treasury stock by deducting its par value from common stock and reflecting any excess of cost over par value as a deduction from additional paid-in-capital on the consolidated balance sheets.

9. Stock-Based Compensation

2018 Equity Incentive Plan

In July 2018, the Board of Directors (the "Board") adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective in connection with the Company's initial public offering ("IPO"). The number of shares reserved for issuance under the 2018 Plan increases automatically on January 1 of each year beginning in 2019 and continuing through 2028 by a number of shares of common stock equal to the lesser of (x) 5% of the total outstanding shares of the Company’s common stock and common stock equivalents as of the immediately preceding December 31 (rounded to the nearest whole share) and (y) a number of shares determined by the Company's the Board. As of September 30, 2023, there were 42,317,925 shares reserved for future issuance under the 2018 Plan.

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

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at October 1, 2022	10,802,882	$13.37	4.5	$10,956
Exercised	(2,005,776)	$10.64
Forfeited	(247,149)	$14.20
Outstanding at September 30, 2023	8,549,957	$13.99	3.6	$1,689
At September 30, 2023
Options exercisable	8,549,957	$13.99	3.6	$1,689
Options vested and expected to vest	8,549,957	$13.99	3.6	$1,689

The Company granted no options in fiscal 2023, 2022, and 2021. Options vested in fiscal 2023, 2022 and 2021, respectively, have a fair value of $2.6 million, $6.6 million, and $10.8 million. As of September 30, 2023, all outstanding stock options have vested and the Company had no unrecognized stock-based compensation expense related to stock options. As of October 1, 2022, the Company had $0.4 million of unrecognized stock-based compensation expense related to stock options, which were expected to be recognized

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

over a weighted-average period of 0.2 years. The total intrinsic value of stock options exercised was $15.3 million, $58.0 million and $242.7 million for fiscal 2023, 2022 and 2021, respectively.

Restricted Stock Units

Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. RSUs vest quarterly over the service period, which is generally four years with certain awards subject to an initial annual cliff vest. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 1, 2022	8,308,177	$19.25	$115,484
Granted	5,272,828	$17.33
Released	(4,458,367)	$16.66
Forfeited	(1,460,603)	$19.34
Outstanding at September 30, 2023	7,662,035	$19.42	$98,917
At September 30, 2023
Units expected to vest	6,618,791	$19.39	$85,449

As of September 30, 2023 and October 1, 2022, the Company had $111.6 million and $120.6 million of unrecognized stock-based compensation expense related to RSUs, each of which are expected to be recognized over a weighted-average period of 2.4 and 2.5 years, respectively.

Performance Stock Units

Pursuant to the 2018 Plan, the Company has issued and may issue certain PSUs that vest on the satisfaction of service and performance conditions. The number of shares vested at the end of the performance period are based on the extent to which the corresponding performance goals have been achieved. The number of shares vested during the twelve months ended September 30, 2023, includes performance achievement adjustments of a net reduction of 12,895 units. The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at October 1, 2022	398,077	$26.96	$5,533
Granted	249,370	$17.54
Released	(263,158)	$26.26
Forfeited	(119,098)	$21.45
Outstanding at September 30, 2023	265,191	$21.27	$3,424

As of September 30, 2023 and October 1, 2022, the Company had $0.3 million and $0.4 million of unrecognized stock-based compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.2 and 0.6 years, respectively.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-based Compensation

Total stock-based compensation expense by function category was as follows:

	September 30, 2023	October 1, 2022	October 2, 2021
(In thousands)
Cost of revenue	$2,038	$1,620	$988
Research and development	35,530	30,724	25,075
Sales and marketing	15,677	15,335	13,570
General and administrative	23,612	27,961	22,494
Total stock-based compensation expense	$76,857	$75,640	$62,127

10. Income Taxes

The Company’s income before provision for (benefit from) income taxes for fiscal 2023, 2022 and 2021 were as follows:

	September 30, 2023	October 1, 2022	October 2, 2021
(In thousands)
Domestic	$(9,904)	$54,609	$126,810
Foreign	14,298	14,121	30,115
Income before provision for (benefit from) income taxes	$4,394	$68,730	$156,925

Components of the provision for (benefit from) income taxes consisted of the following:

	September 30, 2023	October 1, 2022	October 2, 2021
(In thousands)
Current:
U.S. Federal	$7,507	$—	$—
U.S. State	4,947	483	440
Foreign	2,810	3,401	6,216
Total current	15,264	3,884	6,656
Deferred:
U.S. Federal	—	(1,459)	—
U.S. State	—	(21)	—
Foreign	(596)	(1,057)	(8,326)
Total deferred	(596)	(2,537)	(8,326)
Provision for (benefit from) income taxes	$14,668	$1,347	$(1,670)

The Company is subject to income taxes in the United States and foreign jurisdictions in which it operates. The Company’s tax provision is impacted by the jurisdictional mix of earnings as its foreign subsidiaries have statutory tax rates different from those in the United States. For the year ended September 30, 2023 the Company’s U.S. tax expense was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 as the Company recorded a current U.S. tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against its U.S. deferred tax assets.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Components of the Company’s deferred income tax assets and liabilities are as follows:

	September 30, 2023	October 1, 2022
(In thousands)
Deferred tax assets
Research & development tax credit carryforwards	$75,593	$92,487
Capitalized research & development	63,395	9,420
Accrued expenses and reserves	17,837	8,872
Deferred revenue	15,855	14,170
Operating lease liability	13,097	7,717
Stock-based compensation	7,727	9,261
Foreign net operating loss carryforwards	7,606	7,702
Other capitalized costs	5,364	3,799
Depreciation	2,700	2,239
U.S. net operating loss carryforwards	1,852	26,363
Other	494	182
Total deferred tax assets	211,520	182,212
Valuation allowance	(185,840)	(162,267)
Deferred tax assets, net of valuation allowance	25,680	19,945
Deferred tax liabilities
Intangibles	(22,475)	(22,125)
Right-of-use asset	(11,392)	(5,940)
Other	—	(14)
Total deferred tax liabilities	(33,867)	(28,079)
Net deferred tax assets (liabilities)	$(8,187)	$(8,134)

Reported as
Deferred tax assets	$1,659	$1,508
Deferred tax liabilities	(9,846)	(9,642)
Net deferred tax assets (liabilities)	$(8,187)	$(8,134)

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

For the year ended September 30, 2023, we utilized $84.9 million U.S. federal net operating loss and have no U.S. federal net operating loss carryforwards remaining. As of September 30, 2023, we had gross state net operating loss carryforwards of $25.4 million, which expire beginning in 2032, as well as $46.9 million in foreign net operating loss carryforwards with an indefinite life. As of September 30, 2023, we also had U.S. federal research and development tax credit carryforwards as filed of $54.4 million, and state research and development tax credit carryforwards as filed of $47.0 million, which will expire beginning in 2038 and 2025, respectively. The federal and state research and development tax credits are shown net of uncertain tax positions and net of federal benefit, as applicable, in the components of the Company's deferred income tax assets and liabilities. For the year ended September 30, 2023, the increase in capitalized research and development relates to the requirement to capitalize research and development expenses under Section 174.

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

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes changes in the valuation allowance for fiscal 2023, 2022 and 2021:

	September 30, 2023	October 1, 2022	October 2, 2021
(In thousands)
Beginning balance	$162,267	$155,978	$113,939
Increase during the period	23,628	13,841	49,791
Decrease during the period	(55)	(7,552)	(7,752)
Ending balance	$185,840	$162,267	$155,978

Reconciliation of U.S. statutory federal income taxes to the Company’s provision for (benefit from) income taxes is as follows:

	September 30, 2023	October 1, 2022	October 2, 2021
(In thousands)
U.S. federal income taxes at statutory rate	$923	$14,433	$32,954
U.S. state and local income taxes, net of federal benefit and state credits	(841)	(2,594)	(9,473)
Foreign income tax rate differential	734	970	1,430
Stock-based compensation	104	(15,532)	(47,496)
Federal research and development tax credits	(7,591)	(8,983)	(21,535)
Unrecognized federal tax benefits	184	(2,482)	4,041
Change in tax rate	—	5,013	(2,681)
Global intangible low taxed income, net of foreign tax credits	1,234	290	—
Foreign -derived intangible income (FDII) deduction	(6,863)	—	—
Subpart F income	1,374	—	—
162(m) executive compensation limitation	2,513	2,574	—
Other	(695)	1,079	(565)
Change in valuation allowance	23,592	6,579	41,655
Provision for income taxes	$14,668	$1,347	$(1,670)

Change in gross unrecognized tax benefits, excluding interest and penalties, as a result of uncertain tax positions are as follows:

	September 30, 2023	October 1, 2022	October 2, 2021
(In thousands)
Beginning balance	$17,021	$21,252	$14,721
Decrease - tax positions in prior periods	(566)	(6,039)	(4)
Increase - tax positions in current periods	1,164	1,808	6,535
Ending balance	$17,619	$17,021	$21,252

The Company does not anticipate changes to its unrecognized benefits within the next 12 months that would result in a material change to the Company’s financial position. The unrecognized tax benefits as of September 30, 2023, would have no impact on the effective tax rate if recognized

The Company conducts business in a number of jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. U.S. federal income tax returns for the 2019 tax year and earlier are no longer subject to examination by the U.S. Internal Revenue Service (the "IRS"). All U.S. federal and state net operating losses as well as research and development tax credits generated to date, including 2019 and earlier, used in open tax years are subject to adjustment by the IRS and state tax authorities.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. There were no accrued interest or penalties as of September 30, 2023, and October 1, 2022.

As of September 30, 2023, the Company continues to assert that the unremitted earnings in our foreign subsidiaries are permanently reinvested and therefore no deferred taxes or withholding taxes have been provided. If, in the future, the Company decides to repatriate its $6.4 million of undistributed earnings from these subsidiaries in the form of dividends or otherwise, the Company could

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

be subject to withholding taxes payable at that time. Outside basis differences in the Company's foreign subsidiaries including unremitted earnings and any related taxes are not material.

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	September 30, 2023	October 1, 2022	October 2, 2021
(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$(10,274)	$67,383	$158,595
Denominator:
Weighted-average shares of common stock - basic	127,702,885	127,691,030	122,245,212
Effect of potentially dilutive stock options	—	5,472,807	10,120,238
Effect of RSUs	—	4,385,406	7,875,245
Effect of PSUs	—	212,835	68,457
Weighted-average shares of common stock—diluted	127,702,885	137,762,078	140,309,152

Net income (loss) per share attributable to common stockholders:
Basic	$(0.08)	$0.53	$1.30
Diluted	$(0.08)	$0.49	$1.13

The following potentially dilutive shares as of the end of each period presented were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	September 30, 2023	October 1, 2022	October 2, 2021
Stock options to purchase common stock	9,449,904	6,877,530	9,030,004
Restricted stock units	9,742,444	5,041,645	3,505,140
Performance stock units	149,991	88,672	55,586
Total	19,342,339	12,007,847	12,590,730

12. Commitments and Contingencies

Commitments to suppliers

The Company utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information the Company supplies, which typically covers the fiscal year. Consistent with industry practice, the Company acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover the Company's forecasted product and manufacturing requirements for periods that range a number of months. In certain instances, these agreements allow the Company the option to cancel, reschedule, and/or adjust our requirements based on its business needs for a period of time before the order is due to be fulfilled. The Company's purchase orders typically are not cancellable in the event of a demand plan change or other circumstances, such as where the supplier has procured unique, Sonos-specific designs, and/or specific non-cancellable, non-returnable components based on our provided forecasts.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2023, the Company's open purchase orders to contract manufacturers for finished goods were approximately $70 million, the majority of which are expected to be paid in the next six months. As of September 30, 2023, the Company's expected commitments to suppliers for components were in the range of $226 million to $256 million, the majority of which is expected to be paid and/or utilized by our contract manufacturers in building finished goods within the next two years. The expected commitments are subject to change as a result of fluctuations in the demand forecast, as well as ongoing negotiations with contract manufacturers and suppliers. These commitments are related to components that can be specific to Sonos products and comprised 1) indirect obligations to third-party manufacturers and suppliers, 2) the inventory owned by contract manufacturers procured to manufacture Sonos products, and 3) purchase commitments made by contract manufacturers to their upstream suppliers.

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

On September 29, 2020, the Company filed another lawsuit against Google alleging infringement of additional Sonos patents and seeking monetary damages and other non-monetary relief. A jury trial was held in May 2023, which found one Sonos patent to be infringed and another Sonos patent not infringed, and returned an award of $32.5 million based on a royalty rate of $2.30 per infringing unit. After trial, the court held Sonos’ patents unenforceable under the doctrine of prosecution laches and invalid as a result of amendments made during prosecution. The Company is appealing the ruling.

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

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in France, alleging infringement of two Google patents seeking monetary damages and an injunction preventing sales of allegedly infringing products. In February 2021, Google withdrew its infringement allegations regarding one patent in view of prior art brought to the attention of the court by the Company. In March 2022, the French trial court ruled for the Company on one of Google's asserted patents. The French trial court found the other Google patent invalid in November 2023. Google has appealed the French trial court's March 2022 ruling, which is pending.

On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in the Netherlands alleging infringement of a Google patent seeking an injunction preventing sales of allegedly infringing products. In October, 2022, the Netherlands court ruled that the Company does not infringe Google’s patent.

In September 2020, Google filed a lawsuit against Sonos Europe B.V. in the Netherlands, alleging infringement of a Google patent and seeking an injunction preventing sales of allegedly infringing products. In February 2022, the Court rejected Google's claims concerning this patent. Google has appealed this decision, which is pending.

On August 8, 2022, Google filed two complaints with the ITC against the Company and two counterpart lawsuits in the Northern District of California against the Company, collectively alleging infringement by the Company of seven Google patents generally related to wireless charging, device setup, and voice control, and seeking monetary damages and other non-monetary relief. The counterpart lawsuits are stayed pending completion of the ITC investigations. The ITC has terminated the investigation as to one Google patent as a result of imminent expiration of that Google patent. An oral hearing in the first ITC investigation took place in June 2023, with the administrative law judge issuing an initial determination of no violation by the Company. Google is seeking internal Commission review of the initial determination with a final decision by the Commission scheduled for January 2024. The oral hearing in the second ITC investigation has been postponed after the administrative law judge has indicated that she will be invalidating both Google patents at issue.

Implicit

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company has infringed on certain claims of two patents in this case. The Company denies the allegations. The claims at issue have been held unpatentable by the USPTO. Implicit has appealed this ruling, which will be heard by the appeals court in 2024. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of September 30, 2023.

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

For fiscal 2023 and 2022, the Company recognized $10.4 million and $15.8 million, respectively, in refunds based upon acceptance of the Company's refund request, recognized as a reduction to cost of revenue. As of September 30, 2023, the remaining refunds the Company expected to recover were minimal for tariffs paid from September 2019 through December 2020, and from October 12, 2021 through April 12, 2022. The Company did not record these potential refunds due to uncertainty of the timing of acceptance of approval, but such refunds will be recognized as a reduction to cost of revenue if and when acceptance occurs.

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

13. Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s unaudited quarterly financial information for each of the four quarters of 2023 and 2022 (the sum of quarterly periods may not equal full-year amounts due to rounding):

	Three Months Ended
	September 30, 2023	July 1, 2023	April 1, 2023	December 31, 2022
(In thousands, except per share amounts)
Revenue	$305,147	$373,356	$304,173	$672,579
Gross profit	128,054	171,762	131,618	285,057
Net income (loss)	(31,239)	(23,571)	(30,652)	75,188
Net income (loss) per share - basic	$(0.25)	$(0.18)	$(0.24)	$0.59
Net income (loss) per share - diluted	$(0.25)	$(0.18)	$(0.24)	$0.57

	Three Months Ended
	October 1, 2022	July 2, 2022	April 2, 2022	January 1, 2022
(In thousands, except per share amounts)
Revenue	$316,290	$371,783	$399,781	$664,481
Gross profit	124,099	175,848	179,034	317,385
Net income (loss)	(64,067)	(597)	8,566	123,481
Net income (loss) per share - basic	$(0.50)	$0.00	$0.07	$0.97
Net income (loss) per share - diluted	$(0.50)	$0.00	$0.06	$0.87

14. Restructuring Plan

On June 14, 2023, the Company initiated a restructuring plan to reduce its cost base (the “2023 restructuring plan”). The 2023 restructuring plan included a reduction in force involving approximately 7% of the Company's employees, further reducing the Company’s real estate footprint, and re-evaluation of certain program spend. Total pre-tax restructuring and abandonment costs under the 2023 restructuring plan were $11.4 million, substantially all of which were incurred in the third quarter of fiscal 2023, with nominal amounts to be incurred through the first quarter of fiscal 2024. Additionally, in March 2023, in support of operational efficiencies, the Company abandoned portions of its office spaces for the remainder of their respective lease terms resulting in non-recurring abandonment charges of $4.8 million.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring and abandonment costs by major cost-type incurred were as follows:

Twelve Months Ended
(in thousands)	September 30, 2023
Employee-related costs	$9,083
Lease abandonment charges[1]	5,600
Other restructuring costs	966
Total restructuring and abandonment costs	$15,649

[1] Restructuring and abandonment costs for fiscal 2023, include $4.8 million of non-recurring lease abandonment charges that were incurred in March 2023, when the Company abandoned portions of its office spaces for the remainder of their respective lease terms in support of operational efficiencies.

Restructuring and abandonment costs are recorded in the Company's consolidated statements of operations and comprehensive income (loss) as follows:

Twelve Months Ended
(in thousands)	September 30, 2023
Research and development[1]	$6,556
Sales and marketing[1]	5,635
General and administrative[1]	3,458
Total restructuring and abandonment costs	$15,649

[1] Restructuring and abandonment costs for twelve months ended September 30, 2023, include accelerated depreciation for leasehold improvements and non-recurring write-offs for operating lease right-of-use assets that were incurred in March 2023, when the Company abandoned portions of its office spaces for the remainders of their respective lease terms in support of operational efficiencies.

The following table summarizes the Company's restructuring activities recorded in accrued expenses and accrued compensation within the consolidated balance sheets:

(in thousands)	Employee Related Costs	Lease Abandonment and Other Restructuring Costs	Total
Balance as of October 1, 2022	$-	$-	$-
Restructuring charges	9,083	1,022	10,105
Cash paid	(7,015)	(966)	(7,981)
Balance as of September 30, 2023	$2,068	$56	$2,124

15. Subsequent Event

On November 15, 2023, the Company announced that its Board of Directors authorized a common stock repurchase program of up to $200.0 million.

SONOS, INC.

Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).

Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of September 30, 2023, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

The effectiveness of our internal control over financial reporting as of September 30, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On September 7, 2023, Julius Genachowski, Chairperson and a member of our Board of Directors, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c). The plan provides that Mr. Genachowski may sell up to 46,434 shares of common stock subject to options granted under our equity incentive plan. The plan terminates on the earlier of the date all shares under the plan are sold or 1) March 10, 2025, with respect to 6,724 shares of common stock subject to options granted in March 2015 and 2) March 14, 2025, with respect to 39,710 shares of common stock subject to options granted in November 2016.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions "Board of Directors and Corporate Governance," "Proposal One: Election of Directors," "Executive Officers" and "Delinquent Section 16(a) Reports" included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 30, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the captions “Board of Directors and Corporate Governance” and "Executive Compensation" in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 30, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions "Equity Compensation Plan Information" and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 30, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions "Board of Directors and Corporate Governance" and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 30, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 30, 2023, and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-38603	3.1	9/11/2018
3.2	Restated Bylaws	10-Q	001-38603	3.2	9/11/2018
4.1	Form of Common Stock Certificate	S-1	333-226076	4.01	7/6/2018
4.2	Amended and Restated Investor Rights Agreement, dated as of July 18, 2012, by and among the Registrant and certain investors of the Registrant	S-1	333-226076	4.02	7/6/2018
4.3	Description of Securities	10-K	001-38603	4.3	11/26/19
10.1+	Form of Indemnification Agreement entered into between Sonos, Inc. and each of its directors and executive officers	S-1	333-226076	10.01	7/6/2018
10.2+	2003 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-226076	10.02	7/6/2018
10.3+	2018 Equity Incentive Plan and forms of agreement thereunder	10-Q	001-38603	10.1	8/12/2021
10.4+	2018 Employee Stock Purchase Plan and form of subscription agreement	S-1	333-226076	10.04	7/6/2018
10.5+	Offer Letter between Patrick Spence and the Registrant, dated May 25, 2012	S-1	333-226076	10.05	7/6/2018
10.6†	Manufacturing Agreement between Inventec Appliances Corporation and the Registrant, dated September 4, 2014, as amended	S-1	333-226076	10.08	7/6/2018

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.7+	Offer Letter between Nicholas Millington and the Registrant, dated February 27, 2003	10-K	001-38603	10.9	11/28/2018
10.8+	Offer Letter between Maxime Bouvat-Merlin and the Registrant dated June 23, 2016					X
10.9+	Executive Incentive Plan	10-Q	001-38603	10.1	2/7/2019
10.10+	Performance Share Award Agreement between Patrick Spence and the Registrant, dated May 28, 2020	10-Q	001-38603	10.1	8/6/2020
10.11+	Offer Letter between Edward Lazarus and the Registrant, dated December 5, 2018	10-Q	001-38603	10.1	2/6/2020
10.12+	Form of Performance Share Award Agreement under 2018 Equity Incentive Plan	10-Q	001-38603	10.1	2/11/2021
10.13+	Offer Letter between Shamayne Braman and the Registrant dated August 20, 2021.					X
21.1	List of subsidiaries of the Registrant	S-1	333-226076	21.01	7/6/2018
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97+	Sonos, Inc. Clawback Policy					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)					X

* Furnished and not filed.

SONOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Sonos, Inc.

Date: November 20, 2023	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 20, 2023	By:	/s/ Eddie Lazarus
Eddie Lazarus
Chief Financial Officer and Chief Legal Officer
(Principal Financial Officer)
Date: November 20, 2023	By:	/s/ Chris Mason
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick Spence	Chief Executive Officer and Director	November 20, 2023
Patrick Spence	(Principal Executive Officer)

/s/ Eddie Lazarus	Chief Financial Officer and Chief Legal Officer	November 20, 2023
Eddie Lazarus	(Principal Financial Officer)

/s/ Chris Mason	SVP, Finance and Chief Accounting Officer	November 20, 2023
Chris Mason	(Principal Accounting Officer)

/s/ Karen Boone	Director	November 20, 2023
Karen Boone

/s/ Joanna Coles	Director	November 20, 2023
Joanna Coles

/s/ Thomas Conrad	Director	November 20, 2023
Thomas Conrad

/s/ Julius Genachowski	Director and Chairperson of the Board of Directors	November 20, 2023
Julius Genachowski

/s/ Michelangelo Volpi	Director	November 20, 2023
Michelangelo Volpi