Form 10-Q
period 2023-12-30
Sonos Inc
filed 2024-02-07
CIK 1314727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023

or

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

As of January 29, 2024, the registrant had 123,843,001 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

SONOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except par values)

	As of
	December 30, 2023	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$467,342	$220,231
Accounts receivable, net	80,811	67,583
Inventories	173,043	346,521
Prepaids and other current assets	37,690	25,296
Total current assets	758,886	659,631
Property and equipment, net	86,816	87,075
Operating lease right-of-use assets	53,857	48,918
Goodwill	82,288	80,420
Intangible assets, net
In-process research and development	72,846	69,791
Other intangible assets	18,745	20,218
Deferred tax assets	1,714	1,659
Other noncurrent assets	34,838	34,529
Total assets	$1,109,990	$1,002,241

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$176,365	$187,981
Accrued expenses	97,992	89,717
Accrued compensation	28,018	22,079
Deferred revenue, current	20,943	20,188
Other current liabilities	52,683	34,253
Total current liabilities	376,001	354,218
Operating lease liabilities, noncurrent	60,622	54,956
Deferred revenue, noncurrent	64,962	60,650
Deferred tax liabilities	10,192	9,846
Other noncurrent liabilities	3,804	3,914
Total liabilities	515,581	483,584

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	127	130
Treasury stock	(38,856)	(72,586)
Additional paid-in capital	569,286	607,345
Retained earnings (accumulated deficit)	68,159	(12,788)
Accumulated other comprehensive loss	(4,307)	(3,444)
Total stockholders’ equity	594,409	518,657
Total liabilities and stockholders’ equity	$1,109,990	$1,002,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	December 30, 2023	December 31, 2022
Revenue	$612,869	$672,579
Cost of revenue	330,190	387,522
Gross profit	282,679	285,057
Operating expenses
Research and development	79,235	76,940
Sales and marketing	83,950	78,696
General and administrative	39,799	43,117
Total operating expenses	202,984	198,753
Operating income	79,695	86,304
Other income, net
Interest income	3,075	1,967
Interest expense	(105)	(158)
Other income, net	10,274	23,576
Total other income, net	13,244	25,385
Income before provision for income taxes	92,939	111,689
Provision for income taxes	11,992	36,501
Net income	$80,947	$75,188

Net income attributable to common stockholders:
Basic and diluted	$80,947	$75,188

Net income per share attributable to common stockholders:
Basic	$0.65	$0.59
Diluted	$0.64	$0.57

Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	125,181,717	127,212,245
Diluted	126,742,153	131,502,986

Total comprehensive income
Net income	80,947	75,188
Change in foreign currency translation adjustment	(863)	(7,226)
Comprehensive income	$80,084	$67,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited, in thousands, except share amounts)

	Three Months Ended
	December 30, 2023	December 31, 2022
Total stockholders' equity, beginning balances	$518,657	$560,513

Common stock
Beginning balances	$130	$130
Issuance of common stock pursuant to equity incentive plans	1	2
Retirement of treasury stock	(4)	(2)
Ending balances	$127	$130

Additional paid-in capital
Beginning balances	$607,345	$617,390
Issuance of common stock pursuant to equity incentive plans	3,537	8,101
Retirement of treasury stock	(60,954)	(39,266)
Stock-based compensation expense	19,358	20,195
Ending balances	$569,286	$606,420

Treasury stock
Beginning balances	$(72,586)	$(50,896)
Retirement of treasury stock	60,959	39,268
Repurchase of common stock	(23,484)	(15,043)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(3,745)	(8,376)
Ending balances	$(38,856)	$(35,047)

Retained earnings (accumulated deficit)
Beginning balances	$(12,788)	$(2,514)
Net income	80,947	75,188
Ending balances	$68,159	$72,674

Accumulated other comprehensive loss
Beginning balances	$(3,444)	$(3,597)
Change in foreign currency translation adjustment	(863)	(7,226)
Ending balances	$(4,307)	$(10,823)

Total stockholders' equity, ending balances	$594,409	$633,354

Common stock shares:
Beginning balances	130,399,940	129,823,663
Issuance of common stock pursuant to equity incentive plans	1,268,520	1,973,506
Retirement of treasury stock	(4,424,500)	(2,293,416)
Ending balances	127,243,960	129,503,753

Treasury stock shares:
Beginning balances	(5,286,024)	(3,154,940)
Retirement of treasury stock	4,424,500	2,293,416
Repurchase of common stock	(1,478,597)	(849,806)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(332,550)	(470,585)
Ending balances	(2,672,671)	(2,181,915)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	December 30, 2023	December 31, 2022
Cash flows from operating activities
Net income	$80,947	$75,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,878	11,132
Restructuring and abandonment charges	260	—
Stock-based compensation expense	19,358	20,195
Provision for inventory obsolescence	5,837	5,204
Other	1,236	1,593
Deferred income taxes	(45)	167
Foreign currency transaction gains	(7,388)	(17,700)
Changes in operating assets and liabilities:
Accounts receivable	(12,215)	(7,286)
Inventories	167,641	143,144
Other assets	(12,878)	2,463
Accounts payable and accrued expenses	(7,429)	(65,917)
Accrued compensation	5,988	2,249
Deferred revenue	3,660	(3,950)
Other liabilities	18,551	15,804
Net cash provided by operating activities	275,401	182,286
Cash flows from investing activities
Purchases of property and equipment	(6,077)	(14,689)
Net cash used in investing activities	(6,077)	(14,689)
Cash flows from financing activities
Payments for repurchase of common stock	(23,484)	(15,043)
Proceeds from exercise of common stock options	3,538	8,103
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(3,745)	(8,376)
Net cash used in financing activities	(23,691)	(15,316)
Effect of exchange rate changes on cash and cash equivalents	1,478	4,397
Net increase in cash and cash equivalents	247,111	156,678
Cash and cash equivalents
Beginning of period	220,231	274,855
End of period	$467,342	$431,533
Supplemental disclosure
Cash paid for interest	$58	$111
Cash paid for taxes, net of refunds	$3,684	$1,903
Cash paid for amounts included in the measurement of lease liabilities	$2,601	$2,190
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$6,141	$2,030
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,637	$—

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

Basis of presentation and preparation

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet as of September 30, 2023, has been derived from the audited consolidated financial statements of the Company.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual financial statements. They should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, (the "Annual Report"), filed with the SEC on November 20, 2023.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three months ended December 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. The three months ended December 30, 2023, and December 31, 2022, spanned 13 weeks each. As used in this Quarterly Report on Form 10-Q, "fiscal 2024" refers to the fiscal year ending September 28, 2024, "fiscal 2023" refers to the fiscal year ended September 30, 2023, "fiscal 2022" refers to the fiscal year ended October 1, 2022, "fiscal 2021" refers to the fiscal year ended October 2, 2021, and "fiscal 2020" refers to the fiscal year ended October 3, 2020.

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

Recent accounting pronouncements pending adoption

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the pronouncement to determine the impact it may have on the Company's condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the pronouncement to determine the impact it may have on the Company's condensed consolidated financial statements and related disclosures.

3. Fair Value Measurements

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment.

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of December 30, 2023, and September 30, 2023:

	December 30, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$256,835	$—	$—	$256,835

	September 30, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Money market funds (cash equivalents)	$51,522	$—	$—	$51,522

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

4. Revenue and Geographic Information

Disaggregation of revenue

Revenue is attributed to each region based on ship-to address, and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region. Revenue by region is as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
(In thousands)
Americas	$392,439	$396,565
Europe, Middle East and Africa ("EMEA")	191,817	240,439
Asia Pacific ("APAC")	28,613	35,575
Total revenue	$612,869	$672,579

Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
(In thousands)
United States	$361,850	$365,974
Other countries	251,019	306,605
Total revenue	$612,869	$672,579

Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
(In thousands)
Sonos speakers	$503,011	$539,196
Sonos system products	84,562	114,434
Partner products and other revenue	25,296	18,949
Total revenue	$612,869	$672,579

5. Balance Sheet Components

Accounts receivable, net

Accounts receivable, net consist of the following:

	December 30, 2023	September 30, 2023
(In thousands)
Accounts receivable	$146,245	$99,369
Allowance for credit losses	(2,369)	(2,711)
Allowance for sales incentives	(63,065)	(29,075)
Accounts receivable, net of allowances	$80,811	$67,583

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Inventories

Inventories consist of the following:

	December 30, 2023	September 30, 2023
(In thousands)
Finished goods	$113,354	$281,571
Component parts	59,689	64,950
Inventories	$173,043	$346,521

As of December 30, 2023, and September 30, 2023, inventory write-downs were $35.1 million and $29.7 million, respectively.

Goodwill

The following table presents the changes in carrying amount of goodwill during the three months ended December 30, 2023:

(In thousands)
Balance as of September 30, 2023	$80,420
Effect of exchange rate changes on goodwill	1,868
Balance as of December 30, 2023	$82,288

Intangible assets

The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Trade name	$451	$(131)	$7	$327	4.25
Technology-based	31,480	(13,062)	—	18,418	4.76
Total finite-lived intangible assets	31,931	(13,193)	7	18,745	4.75
In-process research and development not subject to amortization	71,759	—	1,087	72,846
Total intangible assets	$103,690	$(13,193)	$1,094	$91,591

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The following table summarizes the estimated future amortization expense of the Company's intangible assets as of December 30, 2023:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2024	$4,479
2025	3,372
2026	3,043
2027	3,027
2028	2,910
2029 and thereafter	1,914
Total future amortization expense	$18,745

Cloud Computing Arrangements

Capitalized costs to implement cloud computing arrangements net of accumulated amortization are reported as a component of other noncurrent assets on the Company's condensed consolidated balance sheets were as follows:

	December 30, 2023	September 30, 2023
Cloud computing implementation costs	$24,177	$24,177
Less: accumulated amortization	7,080	6,207
Cloud computing implementation costs, net	$17,097	$17,970

Amortization expenses for implementation costs for cloud-based computing arrangements for the three months ended December 30, 2023, and December 31, 2022 were $0.9 million and $1.0 million, respectively.

Accrued expenses

Accrued expenses consisted of the following:

	December 30, 2023	September 30, 2023
(In thousands)
Accrued inventory and supply chain costs	$33,555	$48,384
Accrued taxes	28,364	11,410
Accrued advertising and marketing	18,240	13,029
Accrued general and administrative expenses	9,353	9,924
Other accrued payables	5,100	2,672
Accrued product development	3,380	4,298
Total accrued expenses	$97,992	$89,717

Deferred revenue

Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and cloud-based services. Recognition of revenue for the three-month period ended December 31, 2022, includes $9.2 million of deferred revenue from the fourth quarter of fiscal 2022, related to newly launched products sold to resellers not recognized as revenue until the date general availability was reached, which was the first quarter of fiscal 2023.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The following table presents the changes in the Company’s deferred revenue:

	Three Months Ended
	December 30, 2023	December 31, 2022
(In thousands)
Deferred revenue, beginning of period	$80,838	$83,470
Recognition of revenue included in beginning of period deferred revenue	(4,023)	(11,520)
Revenue deferred, net of revenue recognized on contracts in the respective period	9,090	10,031
Deferred revenue, end of period	$85,905	$81,981

The Company expects the following recognition of deferred revenue as of December 30, 2023:

	For the fiscal years ending
	2024	2025	2026	2027	2028 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$16,018	$18,685	$16,273	$13,596	$21,333	$85,905

Other current liabilities

Other current liabilities consist of the following:

	December 30, 2023	September 30, 2023
(In thousands)
Reserve for returns	$31,796	$21,462
Other	10,378	4,172
Warranty liability	8,772	7,466
Short-term operating lease liabilities	1,737	1,153
Total other current liabilities	$52,683	$34,253

The following table presents the changes in the Company’s warranty liability:

	December 30, 2023	December 31, 2022
(In thousands)
Warranty liability, beginning of period	$7,466	$5,771
Provision for warranties issued during the period	5,582	6,177
Settlements of warranty claims during the period	(4,276)	(2,031)
Warranty liability, end of period	$8,772	$9,917

Leases

On July 13, 2023, as part of the Company's ongoing evaluation of its real estate needs and overall lease consolidation initiatives, the Company entered into a lease agreement for a new headquarters location for approximately 50,000 square feet of office space located in Goleta, California. The lease expires in May 2031, with no option to extend. The Company took possession of the leased premises in October 2023, resulting in an increase in right-of-use assets and lease liabilities totaling $7.4 million and $7.8 million, respectively. The Company intends to relocate its headquarters to this space later in fiscal 2024.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

6. Debt

On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto (the "Revolving Credit Agreement").

The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. In June 2023, the Company amended the Revolving Credit Agreement, replacing prior references to LIBOR with references to SOFR a result of the discontinuation of LIBOR. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (at the Term SOFR Rate, plus the applicable Term SOFR Adjustment ranging from 0.11% to 0.43%, plus an applicable margin (in total, "Adjusted Term SOFR")). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over Adjusted Term SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of December 30, 2023, the Company did not have any outstanding borrowings and had $1.8 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of December 30, 2023, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

7. Commitments and Contingencies

Commitments to suppliers

As of December 30, 2023, the Company's open purchase orders to contract manufacturers for finished goods were approximately $71 million, the majority of which are expected to be paid over the next six months. As of December 30, 2023, the Company's expected commitments to suppliers for components were in the range of $210 million to $240 million, the majority of which is expected to be paid and/or utilized by our contract manufacturers in building finished goods within the next two years. The expected commitments are subject to change as a result of fluctuations in the demand forecast, as well as ongoing negotiations with contract manufacturers and suppliers. These commitments are related to components that can be specific to Sonos products and include the following: 1) indirect obligations to third-party manufacturers and suppliers, 2) the inventory owned by contract manufacturers procured to manufacture Sonos products, and 3) purchase commitments made by contract manufacturers to their upstream suppliers.

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

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

On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in France, alleging infringement of two Google patents seeking monetary damages and an injunction preventing sales of allegedly infringing products. In February 2021, Google withdrew its infringement allegations regarding one patent in view of prior art brought to the attention of the court by the Company. In March 2022, the French trial court ruled for the Company on one of Google's asserted patents. The French trial court found the other Google patent invalid in November 2023. Google has appealed the French trial court's March 2022 and November 2023 rulings, which are both pending.

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

On August 8, 2022, Google filed two complaints with the ITC against the Company and two counterpart lawsuits in the Northern District of California against the Company, collectively alleging infringement by the Company of seven Google patents generally related to wireless charging, device setup, and voice control, and seeking monetary damages and other non-monetary relief. The counterpart lawsuits are stayed pending completion of the ITC investigations. The ITC has terminated the investigation as to one Google patent as a result of imminent expiration of that Google patent. An oral hearing in the first ITC investigation took place in June 2023. The first ITC investigation concluded in December 2023 with a final determination of no violation by the Company. No appeal has been filed as of the date of this filing. The oral hearing in the second ITC investigation has been postponed after the administrative law judge has indicated that she will be invalidating both Google patents at issue.

Implicit

On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company has infringed on certain claims of two patents in this case. The Company denies the allegations. The claims at issue have been held unpatentable by the U.S. Patent and Trademark Office. Implicit has appealed this ruling, which is currently scheduled to be heard by the appeals court in 2024. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of September 30, 2023.

The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

Tariff refunds

On May 13, 2020, the Company was granted a temporary exclusion from the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"), eliminating the tariffs on the Company's component products imported from China until August 31, 2020. The exclusion for the Company’s component products was not extended past August 31, 2020, with the Section 301 tariffs for our component products automatically reinstated on September 1, 2020. On July 23, 2020, the Company was granted a temporary exclusion from Section 301 tariffs, eliminating the tariffs on the Company’s core speaker products imported from China until August 31, 2020. These exemptions entitled the Company to refunds for tariffs paid from September 2019 through December 2020. On August 28, 2020, the United States Trade Representative ("USTR") granted an extension through December 31, 2020, of the exclusion for the Company’s core speaker products, with the Section 301 tariffs for our core speaker products automatically reinstated on January 1, 2021. On March 23, 2022, the Company was granted an exclusion extension from the Section 301 tariffs, eliminating tariffs on the Company’s core speaker products, including certain new product introductions, imported from China from April 13, 2022, through December 31, 2022. This exemption entitled the Company to refunds for tariffs paid from October 12, 2021, through April 12, 2022. On December 16, 2022, the USTR granted an extension through September 30, 2023, of the exclusion for the Company's core speaker products. On September 6, 2023, the USTR extended the existing exclusions from September 30, 2023 to December 31, 2023, and on December 26, 2023, the USTR extended a further exclusion through May 31, 2024.

Tariff refund claims are subject to review and approval by the U.S. Customs and Border Protection. The Company recovered virtually all tariff refunds to which it was entitled by the end of fiscal 2023. As of December 30, 2023, the remaining refunds the Company expected to recover for tariffs paid from September 2019 through December 2020, and from October 12, 2021 through April 12, 2022, are minimal.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

8. Stockholders' Equity

On November 15, 2023, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $200.0 million. During the three months ended December 30, 2023, the Company repurchased 1,478,597 shares for an aggregate purchase price of $23.5 million at an average price of $15.87 per share under the repurchase program. The Company had $176.5 million available for share repurchases under the repurchase program as of December 30, 2023.

Treasury stock during the three months ended December 30, 2023 included 332,550 shares withheld to satisfy employees' tax withholding requirements in connection with vesting of stock awards. Additionally, during the three months ended December 30, 2023 the Company retired 4,424,500 shares of treasury stock.

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

Stock options

Pursuant to the 2018 Plan, the Company issued stock options to employees and directors. The option price, number of shares, and grant date are determined at the discretion of the Board. For so long as the option holder performs services for the Company, the options generally vest over 48 months, on a monthly or quarterly basis, with certain options subject to an initial annual cliff vest, and are exercisable for a period not to exceed ten years from the date of grant.

The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 30, 2023	8,549,957	$13.99	3.6	$1,689
Exercised	(292,812)	$12.09
Forfeited	(25,140)	$14.35
Outstanding at December 30, 2023	8,232,005	$14.06	3.4	$25,387

As of December 30, 2023 and September 30, 2023, all outstanding stock options have vested and the Company had no unrecognized stock-based compensation expense related to stock options.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Restricted stock units ("RSU")

Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. RSUs vest quarterly over the service period, which is generally four years, with certain awards subject to an initial annual cliff vest. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 30, 2023	7,662,035	$19.42	$98,917
Granted	8,535,582	$11.34
Released	(919,938)	$17.30
Forfeited	(376,322)	$16.69
Outstanding at December 30, 2023	14,901,357	$14.99	$255,409
At December 30, 2023
Units expected to vest	12,332,429	$15.11	$211,378

As of December 30, 2023, and September 30, 2023, the Company had $168.2 million and $111.6 million of unrecognized stock-based compensation expense related to RSUs, which are expected to be recognized over weighted-average periods of 2.8 and 2.4 years, respectively.

Performance stock units ("PSU")

Pursuant to the 2018 Plan, the Company has issued and may issue certain PSUs that vest on the satisfaction of service and performance conditions. The number of outstanding PSUs is based on the target number of share awards. The number of shares vested at the end of the performance period is based on achievement of performance conditions and may include adjustments to reflect the extent to which the corresponding performance goals have been achieved. The number of shares released during the three months ended December 30, 2023, includes performance achievement adjustments of a net reduction of 25,057 units. The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 30, 2023	265,191	$21.27	$3,424
Granted	400,216	$17.38
Released	(80,827)	$23.35
Forfeited	—	$-
Outstanding at December 30, 2023	584,580	$18.32	$10,020

As of December 30, 2023, and September 30, 2023, the Company had $5.4 million and $0.3 million of unrecognized stock-based compensation expense related to PSUs, which are expected to be recognized over weighted-average periods of 2.1 and 1.2 years, respectively.

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Stock-based compensation

Total stock-based compensation expense by functional category was as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
(In thousands)
Cost of revenue	$654	$570
Research and development	8,979	9,151
Sales and marketing	3,815	4,113
General and administrative	5,910	6,361
Total stock-based compensation expense	$19,358	$20,195

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

The Company recorded a provision for income taxes of $12.0 million and $36.5 million for the three months ended December 30, 2023, and December 31, 2022, respectively, related to U.S. and non-U.S. income taxes.

For the three months ended December 30, 2023, the Company calculated its U.S. income tax provision using the discrete method as though the interim year-to-date period was an annual period. The application of the AETR method generally required by ASC 740, Income Taxes (ASC 740), was impractical for the U.S. interim tax provision given that normal deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method. For the three months ended December 31, 2022, the Company recorded a provision for income taxes by applying an estimated AETR including the U.S. to year-to-date earnings in accordance with ASC 740. For the three months ended December 30, 2023, and the three months ended December 31, 2022, the Company's U.S. tax expense was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 of the U.S. Internal Revenue Code ("Section 174") as the Company recorded a current U.S. tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against its U.S. deferred tax assets.

For the three months ended December 30, 2023, the Company concluded that a full valuation allowance on its deferred tax assets in the U.S. continued to be appropriate considering cumulative pre-tax losses in recent years and uncertainty with respect to future taxable income. Release of the valuation allowance in the U.S. would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S.

11. Net Income Per Share

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

SONOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders:

	Three Months Ended
	December 30, 2023	December 31, 2022
(In thousands, except share and per share data)
Numerator:
Net income attributable to common stockholders - basic and diluted	$80,947	$75,188
Denominator:
Weighted-average shares of common stock—basic	125,181,717	127,212,245
Effect of potentially dilutive stock options	133,009	1,802,786
Effect of RSUs	1,424,312	2,460,948
Effect of PSUs	3,115	27,007
Weighted-average shares of common stock—diluted	126,742,153	131,502,986
Net income per share attributable to common stockholders:
Basic	$0.65	$0.59
Diluted	$0.64	$0.57

The following potentially dilutive shares were excluded from the computation of diluted net income per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended
	December 30, 2023	December 31, 2022
Stock options to purchase common stock	8,300,168	8,624,436
Restricted stock units	9,903,792	7,664,566
Performance stock units	29,436	61,681
Total	18,233,396	16,350,683

12. Retirement Plans

The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $2.6 million and $2.3 million for the three months ended December 30, 2023, and December 31, 2022, respectively.

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

Key Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making operational and strategic decisions. Our key metrics are total revenue, products sold, Adjusted EBITDA, and Adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for Adjusted EBITDA is net income. The most directly comparable financial measure calculated under U.S. GAAP for Adjusted EBITDA margin is net income margin.

	Three Months Ended
	December 30, 2023	December 31, 2022
(In thousands, except percentages)
Total revenue	$612,869	$672,579
Products sold	2,109	2,482
Net income	80,947	75,188
Net income margin(1)	13.2%	11.2%
Adjusted EBITDA(2)	$115,242	$123,920
Adjusted EBITDA margin(2)	18.8%	18.4%

(1)
Net income margin is calculated by dividing net income by revenue.
(2)
For additional information regarding Adjusted EBITDA and Adjusted EBITDA margin (which are non-GAAP financial measures), including reconciliations of net income, to Adjusted EBITDA, see the sections titled "Adjusted EBITDA and Adjusted EBITDA Margin" and "Non-GAAP Financial Measures" below.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income adjusted to exclude the impact of stock-based compensation expense, depreciation and amortization, interest, other income (expense), taxes, and other items that we do not consider representative of our underlying operating performance.

We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue. See "Non-GAAP Financial Measures" below for information regarding our use of Adjusted EBITDA and Adjusted EBITDA margin, and a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

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

We define Adjusted EBITDA as net income adjusted to exclude the impact of depreciation and amortization, stock-based compensation expense, interest income, interest expense, other income (expense), income taxes, and other items that we do not consider representative of underlying operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue.

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

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income, which is the nearest U.S. GAAP equivalent to Adjusted EBITDA, and the use of Adjusted EBITDA margin rather than net income margin, which is the nearest U.S. GAAP equivalent to Adjusted EBITDA margin. These limitations include that the non-GAAP financial measures:

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

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	December 30, 2023	December 31, 2022
(In thousands, except percentages)
Net income	$80,947	$75,188
Add (deduct):
Depreciation and amortization	11,878	11,132
Stock-based compensation expense	19,358	20,195
Interest income	(3,075)	(1,967)
Interest expense	105	158
Other (income) expense, net	(10,274)	(23,576)
Provision for income taxes	11,992	36,501
Legal and transaction related costs(1)	3,743	6,289
Restructuring and abandonment costs(2)	568	—
Adjusted EBITDA	$115,242	$123,920
Revenue	$612,869	$672,579
Net income margin	13.2%	11.2%
Adjusted EBITDA margin	18.8%	18.4%

(1)
Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google, as well as legal and transaction costs associated with our acquisition activity, which we do not consider representative of our underlying operating performance.
(2)
On June 14, 2023, we initiated a restructuring plan to reduce our cost base ("the 2023 restructuring plan"). The 2023 restructuring plan included a reduction in force involving approximately 7% of the Company's employees, further reducing our real estate footprint, and re-evaluating certain program spend. Total pre-tax and abandonment costs under the 2023 restructuring plan were $11.4 million, substantially all of which were incurred in the third quarter of fiscal 2023, with nominal amounts incurred in the first quarter of fiscal 2024.

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

While we seek to increase sales through our direct-to-consumer sales channel, we expect that our partnerships with third-party retailers and custom installers will continue to be an important part of our ecosystem. We will continue to seek retail partners that can deliver differentiated in-store experiences to support customer demand for product demonstrations. Additionally, we intend to expand and strengthen our partnerships with custom installers who are valuable to our customer base and contribute to our new household growth. Our physical retail distribution relies on third-party retailers, our ability to maintain our diversified manufacturing footprint and base of component suppliers for production efficiency and flexibility across our global supply chain.

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

	Three Months Ended
	December 30, 2023		December 31, 2022
(Dollars in thousands)	$	%	$	%
Revenue	$612,869	100.0%	$672,579	100.0%
Cost of revenue (1)	330,190	53.9	387,522	57.6
Gross profit	282,679	46.1	285,057	42.4
Operating expenses
Research and development(1)	79,235	12.9	76,940	11.4
Sales and marketing(1)	83,950	13.7	78,696	11.7
General and administrative(1)	39,799	6.5	43,117	6.4
Total operating expenses	202,984	33.1	198,753	29.6
Operating income	79,695	13.0	86,304	12.8
Other income (expense), net
Interest income	3,075	0.5	1,967	0.3
Interest expense	(105)	—	(158)	—
Other income (expense), net	10,274	1.7	23,576	3.5
Total other income (expense), net	13,244	2.2	25,385	3.8
Income before provision for income taxes	92,939	15.2	111,689	16.6
Provision for income taxes	11,992	2.0	36,501	5.4
Net income	$80,947	13.2%	$75,188	11.2%
Adjusted EBITDA (2)	$115,242	18.8%	$123,920	18.4%

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended
	December 30, 2023		December 31, 2022
(In thousands, except percentages)	$	%	$	%
Cost of revenue	$654	0.1%	$570	0.1%
Research and development	8,979	1.5	9,151	1.4
Sales and marketing	3,815	0.6	4,113	0.6
General and administrative	5,910	1.0	6,361	0.9
Total stock-based compensation expense	$19,358	3.2%	$20,195	3.0%

(2) Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the sections titled "Adjusted EBITDA and Adjusted EBITDA margin" and "Non-GAAP financial measures" above.

Comparison of the three months ended December 30, 2023, and December 31, 2022

Revenue

Comparison of the three months ended December 30, 2023, and December 31, 2022

	Three Months Ended				Change
	December 30, 2023		December 31, 2022		$	%
(In thousands, except percentages)	$	%	$	%
Sonos speakers	$503,011	82.1%	$539,196	80.2%	$(36,185)	(6.7)%
Sonos system products	84,562	13.8	114,434	17.0	(29,872)	(26.1)
Partner products and other revenue	25,296	4.1	18,949	2.8	6,347	33.5
Total revenue	$612,869	100.0%	$672,579	100.0%	$(59,710)	(8.9)%
Volume data (products sold in thousands)					Units	%
Total products sold	2,109		2,482		(373)	(15.0)%

Total revenue decreased $59.7 million, or 8.9%, for the three months ended December 30, 2023, compared to the three months ended December 31, 2022, primarily due to declines in our retail and other channels, as our channel partners normalized ordering levels, as well as softer demand across all regions and challenging market conditions, partially offset by the impact of favorable foreign exchange rates.

Sonos speakers revenue represented 82.1% of total revenue for the three months ended December 30, 2023, and decreased 6.7% compared to the three months ended December 31, 2022, primarily driven by expected declines in sales of Sonos One as we introduced the next generation of this product (Era 100), as well as Sub Mini due to the impact of lapping its launch in October 2022, and Beam, partially offset by Era 100 and Era 300 which were introduced in March 2023. Sonos system products represented 13.8% of total revenue for the three months ended December 30, 2023, and decreased 26.1% compared to the three months ended December 31, 2022, primarily due to normalization of ordering levels in this category. Partner products and other revenue represented 4.1% of total revenue for the three months ended December 30, 2023, and increased 33.5% compared to the three months ended December 31, 2022, primarily driven by increases in our accessories.

The volume of products sold decreased 15.0% for the three months ended December 30, 2023, compared to the three months ended December 31, 2022, primarily due to expected declines in units of Sonos One as we introduced the next generation of this product (Era 100), partially offset by strong performance of Era 100 and Era 300, which were introduced in March 2023. Products sold declined more than revenue on a percentage basis due to the impact of product mix with decreases in units with lower selling prices.

	Three Months Ended		Change
	December 30, 2023	December 31, 2022	$	%	Constant Currency Change
(In thousands)
Americas	$392,439	$396,565	$(4,126)	(1.0)%	(1.3)%
EMEA	191,817	240,439	(48,622)	(20.2)	(24.5)
APAC	28,613	35,575	(6,962)	(19.6)	(18.8)
Total revenue	$612,869	$672,579	$(59,710)	(8.9)%	(10.5)%

In constant currency U.S. dollars, total revenue decreased 10.5% for the three months ended December 30, 2023, compared to the three months ended December 31, 2022. We calculate constant currency growth percentages by translating our current period financial results using the prior period average currency exchange rates and comparing these amounts to our prior period reported results.

Cost of Revenue and Gross Profit

Comparison of the three months ended December 30, 2023, and December 31, 2022

	Three Months Ended		Change
	December 30, 2023	December 31, 2022	$	%
(In thousands, except percentages)
Cost of revenue	$330,190	$387,522	$(57,332)	(14.8)%
Gross profit	$282,679	$285,057	$(2,378)	(0.8)%
Gross margin	46.1%	42.4%

Cost of revenue decreased $57.3 million, or 14.8%, for the three months ended December 30, 2023, compared to the three months ended December 31, 2022, primarily due to a decrease in products sold, as well as a decrease in product and material costs, reduced spot market component costs due to normalization of the supply chain, and a decrease in inventory-related write-downs. The decrease was partially offset by an increase in net tariff expense as we have recovered virtually all tariff refunds to which we were entitled by the end of fiscal 2023, compared to the first quarter of fiscal 2023 when we recognized tariff refunds.

Gross margin increased 374 basis points for the three months ended December 30, 2023, compared to the three months ended December 31, 2022. The increase was primarily due to a decrease in product and material costs, reduced spot market component costs due to normalization of the supply chain, a decrease in inventory-related write-downs, as well as the impact of favorable foreign exchange rates. The increase was partially offset by the impact of our promotional activity, as well as an increase in net tariff expense as we had recovered virtually all tariff refunds to which we were entitled by the end of fiscal 2023, compared to the first quarter of fiscal 2023 when we recognized tariff refunds.

Research and Development

Comparison of the three months ended December 30, 2023, and December 31, 2022

	Three Months Ended		Change
	December 30, 2023	December 31, 2022	$	%
(In thousands, except percentages)
Research and development	$78,912	$76,940	$1,972	2.6%
Restructuring and abandonment costs	323	-	323	*
Total research and development	$79,235	$76,940	$2,295	3.0%
Percentage of revenue	12.9%	11.4%
* not meaningful

Research and development expenses increased $2.3 million, or 3.0%, for the three months ended December 30, 2023, compared to the three months ended December 31, 2022. This increase was primarily driven by $3.8 million of higher personnel-related expenses mainly due to increased average headcount as we continue to execute on our product roadmap and category expansion plans.

Sales and Marketing

Comparison of the three months ended December 30, 2023, and December 31, 2022

	Three Months Ended		Change
	December 30, 2023	December 31, 2022	$	%
(In thousands, except percentages)
Sales and marketing	$83,837	$78,696	$5,141	6.5%
Restructuring and abandonment costs	113	-	113	*
Total sales and marketing	$83,950	$78,696	$5,254	6.7%
Percentage of revenue	13.7%	11.7%
* not meaningful

Sales and marketing expenses increased $5.3 million, or 6.7%, for the three months ended December 30, 2023, compared to the three months ended December 31, 2022. This increase was primarily driven by higher advertising and marketing expenses of $5.5 million, as well as increases in depreciation mainly related to our product displays, partially offset by lower revenue-related sales fees, and a decrease in personnel-related expenses due to decreased headcount related to the 2023 restructuring plan.

General and Administrative

Comparison of the three months ended December 30, 2023, and December 31, 2022

	Three Months Ended		Change
	December 30, 2023	December 31, 2022	$	%
(In thousands, except percentages)
General and administrative	$39,667	$43,117	$(3,450)	(8.0)%
Restructuring and abandonment costs	132	-	132	*
Total general and administrative	$39,799	$43,117	$(3,318)	(7.7)%
Percentage of revenue	6.5%	6.4%
* not meaningful

General and administrative expenses decreased $3.3 million, 7.7%, for the three months ended December 30, 2023, compared to the three months ended December 31, 2022, primarily related to a $2.5 million decrease in legal fees incurred in connection with our IP litigation and a $1.2 million decrease in investments in information technology to replace our legacy ERP system in fiscal 2022.

Interest Income, Interest Expense and Other Income (Expense), Net

Comparison of the three months ended December 30, 2023, and December 31, 2022

	Three Months Ended		Change
	December 30, 2023	December 31, 2022	$	%
(In thousands, except percentages)
Other income, net
Interest income	$3,075	$1,967	$1,108	56.3%
Interest expense	(105)	(158)	53	(33.5)
Other income, net	10,274	23,576	(13,302)	(56.4)
Total other income, net	$13,244	$25,385	$(12,141)	(47.8)%

Interest income for the three months ended December 30, 2023, compared to the three months ended December 31, 2022, increased due to higher yields on our cash and cash equivalents. Interest expense for the three months ended December 30, 2023, compared to the three months ended December 31, 2022, decreased primarily due to reduced expenses associated with our Revolving Credit Agreement. The decrease in other income, net for the three months ended December 30, 2023, compared to the three months ended December 31, 2022, was due to foreign currency exchange fluctuations.

Provision for Income Taxes

Comparison of the three months ended December 30, 2023, and December 31, 2022

	Three Months Ended		Change
	December 30, 2023	December 31, 2022	$	%
(In thousands, except percentages)
Provision for income taxes	$11,992	$36,501	$(24,509)	(67.1)%

The provision for income taxes decreased from $36.5 million for the three months ended December 31, 2022, to $12.0 million for the three months ended December 30, 2023.

For the three months ended December 30, 2023, we calculated our U.S. income tax provision using the discrete method as though the interim year-to-date period was an annual period. The application of the annual effective tax rate ("AETR") method generally required by ASC 740 was impractical for the U.S. interim tax provision as normal deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method. For the three months ended December 30, 2023, our U.S. tax expense was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 of the U.S. Internal Revenue Code ("Section 174") as we recorded a U.S. current tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against our U.S. deferred tax assets.

For the three months ended December 31, 2022, we recorded a provision for income taxes by applying an estimated AETR including the U.S. to year-to-date earnings in accordance with ASC 740. For the three months ended December 31, 2022, our U.S. tax expense was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 as we recorded a U.S. current tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against our U.S. deferred tax assets.

Liquidity and Capital Resources

Our operations are financed primarily through cash flows from operating activities and net proceeds from the sale of our equity securities. As of December 30, 2023, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $467.3 million, including $77.7 million held by our foreign subsidiaries, proceeds from the exercise of stock options and borrowing capacity under the credit facility under our Revolving Credit Agreement. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of December 30, 2023, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

We believe our existing cash and cash equivalent balances, cash flows from operations and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. We hold our cash with a diverse group of major financial institutions and have processes and safeguards in place to manage our cash balances and mitigate the risk of loss. In October 2021, we entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA, which allows us to borrow up to $100.0 million, with a maturity date of October 2026. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, our potential merger and acquisition activity, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing, it would result in increased debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Debt Obligations

On October 13, 2021, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (SOFR plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of December 30, 2023, we did not have any outstanding borrowings and had $1.8 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of December 30, 2023, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	December 30, 2023	December 31, 2022
(In thousands)
Net cash provided by (used in):
Operating activities	$275,401	$182,286
Investing activities	(6,077)	(14,689)
Financing activities	(23,691)	(15,316)
Effect of exchange rate changes	1,478	4,397
Net increase in cash and cash equivalents	$247,111	$156,678

Cash flows from operating activities

Net cash provided by operating activities of $275.4 million for the three months ended December 30, 2023, consisted of net income of $80.9 million, non-cash adjustments of $31.1 million, and a net increase in cash related to changes in operating assets and liabilities of $163.3 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $19.4 million, depreciation and amortization of $11.9 million, provision for inventory obsolescence of $5.8 million, and other adjustments of $1.2 million, partially offset by foreign currency transaction gains of $7.4 million. The net increase in cash from the change in operating assets and liabilities was primarily due to a decrease in inventories of $167.6 million due to the seasonality of our business with higher sales during the holiday season, measures taken to more efficiently manage inventory, as well as the implementation of new payment terms with our suppliers, an increase in other liabilities of $18.6 million primarily for provisions for our returns consistent with the increase in revenue, an increase in accrued compensation of $6.0 million, and an increase in deferred revenue of $3.7 million. The net increase in cash from the change in operating assets and liabilities was partially offset by an increase in other assets of $12.9 million due to timing of prepaid contracts, an increase in accounts receivable of $12.2 million, and decreases in accounts payable and accrued expenses of $7.4 million due to lower inventory purchases.

Cash flows from investing activities

Cash used in investing activities of $6.1 million for the three months ended December 30, 2023, primarily consisted of purchases of property and equipment mainly related to point-of-sale product displays and manufacturing-related tooling and test equipment to support the launch of new products.

Cash flows from financing activities

Cash used in financing activities of $23.7 million for the three months ended December 30, 2023, consisted of payments for repurchases of common stock of $23.5 million and payments for repurchases of common stock related to shares withheld for tax in connection with vesting of stock awards of $3.7 million, offset by proceeds from the exercise of stock options of $3.5 million.

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

For the three months ended December 30, 2023, and December 31, 2022, we recognized a gain from foreign currency exchange of $10.1 million and $23.6 million, respectively. Based on transactions denominated in currencies other than U.S. dollar as of December 30, 2023, a hypothetical adverse change of 10% would have resulted in an adverse impact on income before provision for income taxes of approximately $11.1 million for the three months ended December 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of December 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control

There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended December 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.

Economic, Industry and Strategic Risk

To remain competitive and stimulate consumer demand, we must successfully manage frequent new product introductions and transitions.

Due to the quickly evolving and highly competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. For example, in March 2023, we introduced Sonos Era 100 and Sonos Era 300, our next generation of smart speakers; in September 2023, we introduced Move 2, our next generation of our Move speaker; and in April 2023, we introduced Sonos Pro, our new audio subscription service for businesses. The successful introduction of these products and any new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. We face significant challenges in managing the risks associated with new product introductions and production ramp-up issues, including accurately forecasting initial consumer demand, effectively managing any third-party strategic alliances or collaborative partnerships related to new product development or commercialization, as well as the risk that new products may have quality or other defects in the early stages of introduction or may not achieve the market acceptance necessary to generate sufficient revenue. New and upgraded products can also affect the sales and profitability of existing products. Accordingly, if we cannot properly manage the introduction of new products, our operating results and financial condition may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.

Although we have achieved profitability in the past, our results fluctuate, and we may not be able to regain or maintain, as applicable, profitability or consistent revenue growth and expect to incur increased operating costs in the future.

Although we were profitable in fiscal 2021 and fiscal 2022, we had a net loss of $10.3 million in fiscal 2023. As of December 30, 2023, we had retained earnings of $68.2 million.

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

Following an increase in demand during the COVID-19 pandemic, we have seen a softening of consumer demand. As a result, we have had to, and may continue to, write-down or write-off inventory or sell the excess inventory at discounted prices, which has, and could in the future, cause our gross margin to suffer. In addition, excess inventory has, and may in the future, result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. In addition, in the event of excess inventory including excess component inventory, we may be unable to renegotiate our agreements with existing suppliers on mutually acceptable terms. Although in certain instances our agreements with certain suppliers allow us the option to cancel, reschedule, and adjust our requirements based on our business needs, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with suppliers or partners. We may also deem it necessary or advisable to renegotiate agreements with our supply partners in order to scale our inventory with demand.

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

Additionally, during the pandemic, consistent with its effects industry-wide, we experienced supply chain disruptions and challenges that increased costs and impacted our ability to meet demand and manage inventory levels. The pandemic also contributed to ongoing global economic uncertainty. Any resurgence of the pandemic could have similar impacts on our business, operating results and financial condition.

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

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright and trade secret protection laws, to protect our proprietary rights. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights or challenge our proprietary rights, pending and future patent and trademark applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition and results of operations. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, in January 2020 we filed a complaint with the ITC against Alphabet and Google and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google alleging infringement of five Sonos patents, and in September 2020 we filed another lawsuit against Google alleging infringement of an additional four Sonos patents. See Note 7. Commitments and Contingencies of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for further details. The cost of defending our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims or actions against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. For example, Google has responded to our legal proceedings by filing multiple patent infringement lawsuits against us in the U.S. District Court for the Northern District of California, cases against us in the ITC, and patent infringement lawsuits against us and our subsidiary Sonos Europe B.V. in various foreign jurisdictions. See Note 7. Commitments and Contingencies of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for further details. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.

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

In addition, the longer lead time for many of our components presents challenges in our efforts to manage component inventory, as we procure such components based on our then current forecast of demand for our products. For example, during the pandemic we increased our investments in, and purchase commitments for, components with longer lead times where possible to secure inventory in anticipation of shortages and strong demand, and we may need to do so again in the future. In the event that actual demand for our products differs from our forecast, we may end up with an excess inventory of components, as we saw in fiscal 2023 and the first quarter of fiscal 2024, negatively impacting our working capital.

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

To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally, we will need to upgrade our operational and financial systems and procedures, which requires management time and has resulted, and in the future may result, in significant additional expense. We cannot be certain that we will institute, in a timely or efficient manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Problems associated with, or disruptions resulting from, any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation, result in errors in our financial and other reporting, and affect our ability to maintain an effective internal control environment and meet our external reporting obligations, any of which could harm our business and operating results and affect our stock price.

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

Under the previous administration, the U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, including those under the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"). These Section 301 tariffs have increased our cost of revenue and adversely impacted our results of operations. We were able to obtain an exemption from the Section 301 tariffs for certain of our products, including our core speaker products, for certain periods since fiscal 2020. In particular, on December 16, 2022, the USTR granted an extension through September 30, 2023, of the exclusion for our core speaker products. To date, we have recovered virtually all refunds to which we are entitled on tariffs paid through fiscal 2022.

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

We are a U.S.-based company subject to taxes in multiple U.S. and foreign tax jurisdictions. Our effective tax rate, as well as our business, operating results and financial condition, could be adversely affected by changes in the tax rules and regulations in the jurisdictions in which we do business, unanticipated changes in statutory tax rates and changes to our global mix of earnings. As we expand our operations, any changes in the U.S. or foreign taxation of such operations may increase our worldwide effective tax rate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's repurchase of common stock during the quarter ended December 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct 1 - Oct 28	—	$—	—	$—
Oct 29 - Nov 25	—	$—	—	$200,000
Nov 26 - Dec 30	1,478,597	$15.87	1,478,597	$176,538
Total	1,478,597		1,478,597

(1)
In November 2023, the Board authorized a common stock repurchase program of up to $200.0 million. During the three months ended December 30, 2023, the Company repurchased 1,478,597 shares for an aggregate purchase price of $23.5 million at an average price of $15.87 per share under the repurchase program. See Note 8. Stockholders’ Equity of the Company's condensed consolidated financial statements for further information. Over the past three fiscal years, the Company has completed $300.0 million in share repurchases, for 14,528,681 shares, at an average price of $20.65 per share. The Company withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under the Company's stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements

On December 7, 2023, Joanna Coles, a member of the Company's Board of Directors, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c). The plan provides that Ms. Coles may sell up to an aggregate of 10,860 shares of the Company's common stock. The plan terminates on the earlier of the date all shares under the plan are sold or April 4, 2025.

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
101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2023, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income, (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonos, Inc.

Date: February 6, 2024	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 6, 2024	By:	/s/ Saori Casey
Saori Casey
Chief Financial Officer
(Principal Financial Officer)
Date: February 6, 2024	By:	/s/ Chris Mason
Chris Mason
SVP, Finance and Chief Accounting Officer
(Principal Accounting Officer)