Form 10-Q
period 2024-03-30
Sonos Inc
filed 2024-05-08
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 001-38603
_________________________________________________________
SONOS, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________

Delaware		03-0479476
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

301 Coromar Drive	Santa Barbara	CA	93117
(Address of Principal Executive Offices)			(Zip Code)
(805) 965-3001
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.001 par value	SONO	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
As of April 27, 2024, the registrant had 122,900,829 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Financial statements
SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	As of
	March 30, 2024	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$245,962	$220,231
Marketable securities	45,598	—
Accounts receivable, net	69,725	67,583
Inventories	179,545	346,521
Prepaids and other current assets	42,077	25,296
Total current assets	582,907	659,631
Property and equipment, net	88,236	87,075
Operating lease right-of-use assets	51,594	48,918
Goodwill	81,303	80,420
Intangible assets, net
In-process research and development	71,235	69,791
Other intangible assets	17,243	20,218
Deferred tax assets	1,638	1,659
Other noncurrent assets	31,459	34,529
Total assets	$925,615	$1,002,241

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$121,497	$187,981
Accrued expenses	72,241	89,717
Accrued compensation	38,470	22,079
Deferred revenue, current	20,692	20,188
Other current liabilities	50,317	34,253
Total current liabilities	303,217	354,218
Operating lease liabilities, noncurrent	51,984	54,956
Deferred revenue, noncurrent	62,616	60,650
Deferred tax liabilities	9,972	9,846
Other noncurrent liabilities	3,822	3,914
Total liabilities	431,611	483,584

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value	128	130
Treasury stock	(77,996)	(72,586)
Additional paid-in capital	577,840	607,345
Accumulated deficit	(1,550)	(12,788)
Accumulated other comprehensive loss	(4,418)	(3,444)
Total stockholders’ equity	494,004	518,657
Total liabilities and stockholders’ equity	$925,615	$1,002,241
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Revenue	$252,662	$304,173	$865,531	$976,752
Cost of revenue	140,624	172,555	470,815	560,078
Gross profit	112,038	131,618	394,716	416,674
Operating expenses
Research and development	80,322	80,785	159,557	157,726
Sales and marketing	61,835	63,621	145,785	142,317
General and administrative	40,841	44,438	80,639	87,553
Total operating expenses	182,998	188,844	385,981	387,596
Operating income (loss)	(70,960)	(57,226)	8,735	29,078
Other income, net
Interest income	3,933	3,181	7,008	5,149
Interest expense	(122)	(152)	(227)	(311)
Other income (expense), net	(3,303)	(2,832)	6,971	20,745
Total other income, net	508	197	13,752	25,583
Income (loss) before provision for (benefit from) income taxes	(70,452)	(57,029)	22,487	54,661
Provision for (benefit from) income taxes	(743)	(26,377)	11,249	10,124
Net income (loss)	$(69,709)	$(30,652)	$11,238	$44,537

Net income (loss) attributable to common stockholders:
Basic and diluted	$(69,709)	$(30,652)	$11,238	$44,537

Net income (loss) per share attributable to common stockholders:
Basic	$(0.56)	$(0.24)	$0.09	$0.35
Diluted	$(0.56)	$(0.24)	$0.09	$0.34

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	123,749,605	127,952,875	124,465,661	127,582,560
Diluted	123,749,605	127,952,875	128,206,823	132,834,096

Total comprehensive income (loss)
Net income (loss)	(69,709)	(30,652)	11,238	44,537
Change in foreign currency translation adjustment	(85)	4,542	(948)	(2,684)
Net unrealized loss on marketable securities	(26)	—	(26)	—
Comprehensive income (loss)	$(69,820)	$(26,110)	$10,264	$41,853
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Total stockholders' equity, beginning balances	$594,409	$633,354	$518,657	$560,512

Common stock
Beginning balances	$127	$130	$130	$130
Issuance of common stock pursuant to equity incentive plans	2	1	4	3
Retirement of treasury stock	(1)	(1)	(6)	(3)
Ending balances	$128	$130	$128	$130

Additional paid-in capital
Beginning balances	$569,286	$606,420	$607,345	$617,390
Issuance of common stock pursuant to equity incentive plans	8,364	9,478	11,901	17,579
Retirement of treasury stock	(23,483)	(23,418)	(84,437)	(62,684)
Stock-based compensation expense	23,673	21,025	43,031	41,220
Ending balances	$577,840	$613,505	$577,840	$613,505

Treasury stock
Beginning balances	$(38,856)	$(35,047)	$(72,586)	$(50,896)
Retirement of treasury stock	23,484	23,419	84,443	62,687
Repurchase of common stock	(53,126)	(15,011)	(76,611)	(30,054)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(9,498)	(9,823)	(13,242)	(18,199)
Ending balances	$(77,996)	$(36,462)	$(77,996)	$(36,462)

Retained earnings (accumulated deficit)
Beginning balances	$68,159	$72,674	$(12,788)	$(2,515)
Net income (loss)	(69,709)	(30,652)	11,238	44,537
Ending balances	$(1,550)	$42,022	$(1,550)	$42,022

Accumulated other comprehensive loss
Beginning balances	$(4,307)	$(10,823)	$(3,444)	$(3,597)
Change in foreign currency translation adjustment	(85)	4,542	(948)	(2,684)
Unrealized loss on investments	(26)	—	(26)	—
Ending balances	$(4,418)	$(6,281)	$(4,418)	$(6,281)

Total stockholders' equity, ending balances	$494,004	$612,914	$494,004	$612,914

Common stock shares:
Beginning balances	127,243,960	129,503,753	130,399,940	129,823,663
Issuance of common stock pursuant to equity incentive plans	2,059,833	2,171,911	3,328,353	4,145,417
Retirement of treasury stock	(1,478,597)	(1,320,391)	(5,903,097)	(3,613,807)
Ending balances	127,825,196	130,355,273	127,825,196	130,355,273

Treasury stock shares:
Beginning balances	(2,672,671)	(2,181,915)	(5,286,024)	(3,154,940)
Retirement of treasury stock	1,478,597	1,320,391	5,903,097	3,613,807
Repurchase of common stock	(3,045,143)	(766,349)	(4,523,740)	(1,616,155)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(508,185)	(457,960)	(840,735)	(928,545)
Ending balances	(4,747,402)	(2,085,833)	(4,747,402)	(2,085,833)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities
Net income	$11,238	$44,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,121	22,845
Restructuring and abandonment charges	266	4,846
Stock-based compensation expense	43,031	41,220
Provision for inventory obsolescence	5,293	10,059
Other	2,188	3,173
Deferred income taxes	(31)	1,358
Foreign currency transaction gains	(3,441)	(14,126)
Changes in operating assets and liabilities:
Accounts receivable	(2,793)	16,932
Inventories	161,683	118,032
Other assets	(15,169)	5,481
Accounts payable and accrued expenses	(89,151)	(186,194)
Accrued compensation	16,040	6,108
Deferred revenue	1,857	(4,484)
Other liabilities	10,025	(463)
Net cash provided by operating activities	164,157	69,324
Cash flows from investing activities
Purchases of marketable securities	(45,280)	—
Purchases of property and equipment	(16,263)	(23,403)
Net cash used in investing activities	(61,543)	(23,403)
Cash flows from financing activities
Payments for repurchase of common stock	(76,250)	(30,054)
Proceeds from exercise of common stock options	11,905	17,584
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(13,242)	(18,199)
Net cash used in financing activities	(77,587)	(30,669)
Effect of exchange rate changes on cash and cash equivalents	704	4,766
Net increase in cash and cash equivalents	25,731	20,018
Cash and cash equivalents
Beginning of period	220,231	274,855
End of period	$245,962	$294,873
Supplemental disclosure
Cash paid for interest	$134	$330
Cash paid for taxes, net of refunds	$12,247	$6,399
Cash paid for amounts included in the measurement of lease liabilities	$6,670	$7,219
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$7,582	$8,393
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,637	$711
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three and six months ended March 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. The six months ended March 30, 2024 and April 1, 2023, spanned 26 weeks each. As used in this Quarterly Report on Form 10-Q, "fiscal 2024" refers to the fiscal year ending September 28, 2024, "fiscal 2023" refers to the fiscal year ended September 30, 2023, "fiscal 2022" refers to the fiscal year ended October 1, 2022, "fiscal 2021" refers to the fiscal year ended October 2, 2021, and "fiscal 2020" refers to the fiscal year ended October 3, 2020.
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
Marketable securities
The Company’s marketable securities consist of U.S. Treasury securities. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company classifies its marketable securities as available-for-sale and reports them at fair value in the condensed consolidated balance sheets, with unrealized gains and losses recorded in accumulated other comprehensive (income) loss. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of securities are recorded in other income (expense), net in the condensed consolidated statement of operations and comprehensive income (loss).
For securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through earnings. For securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in accumulated other comprehensive loss in the condensed consolidated balance sheets.
Recent accounting pronouncements pending adoption
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the pronouncement to determine the impact it may have on the Company's condensed consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the pronouncement to determine the impact it may have on the Company's condensed consolidated financial statements and related disclosures.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
3. Fair Value Measurements
The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The Company utilizes the following fair value hierarchy to establish priorities of the inputs used to measure fair value:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets or liabilities in markets that are not active; or other inputs that observable or can be corroborated by observable market data.
The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of March 30, 2024 and September 30, 2023:

	March 30, 2024
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Cash equivalents:
Money market funds	$83,396	$—	$—	$83,396
U.S. Treasury securities	—	4,747	—	4,747
Total cash equivalents	83,396	4,747		88,143
Marketable Securities:
U.S. Treasury securities	—	45,598	—	45,598
Total marketable securities	—	45,598	—	45,598
Total assets	$83,396	$50,345	$—	$133,741

	September 30, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Cash equivalents:
Money market funds	$51,522	$—	$—	$51,522
Total Assets	$51,522	$—	$—	$51,522

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
4. Financial Instruments
The Company classifies its marketable securities as available-for-sale and reports them at fair value in the condensed consolidated balance sheets, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Classification of the Company's marketable securities in the condensed consolidated balance sheets is based on each instrument’s underlying contractual maturity date. Securities with an original maturity of three months or less at time of purchase are recorded in cash and cash equivalents. Securities with an original maturity of greater than three months but less than one year are recorded in marketable securities. As of March 30, 2024, the Company held no securities with original maturities exceeding one year. Realized gains and losses on the sale of securities are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).
The following is a summary of marketable securities as of March 30, 2024 (in thousands):

	March 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities:
U.S. Treasury securities	$50,371	$1	$(27)	$50,345
Total marketable securities	$50,371	$1	$(27)	$50,345

Reported in:
Cash and cash equivalents				$4,747
Marketable securities				45,598
Total				$50,345
The Company held no marketable securities as of September 30, 2023. There were no realized gains or losses on sales of marketable securities during the three and six months ended March 30, 2024. For securities in an unrealized loss position, the Company evaluated whether the decline in fair value resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of the securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company does not intend to sell the securities, and it is more-likely-than-not that it will not be required to sell before recovery of their amortized cost basis. Accordingly, an allowance for credit losses was deemed unnecessary for these securities as of March 30, 2024.
The Company has elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of its marketable securities for purposes of identifying and measuring impairment. The Company presents accrued interest receivable related to its marketable securities in prepaid and other current assets, separate from marketable securities, on its condensed consolidated balance sheets. Accrued interest receivable related to our marketable securities was immaterial as of March 30, 2024. The Company's accounting policy is to not measure an allowance for credit losses for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which it determines the accrued interest will not be collected. No accrued interest receivables were written off during the three and six months ended March 30, 2024.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
5. Revenue and Geographic Information
Disaggregation of revenue
Revenue is attributed to each region based on ship-to address, and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region. Revenue by region is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
(In thousands)
Americas	$170,187	$196,533	$562,627	$593,097
Europe, Middle East and Africa ("EMEA")	69,356	89,054	261,173	329,494
Asia Pacific ("APAC")	13,119	18,586	41,731	54,161
Total revenue	$252,662	$304,173	$865,531	$976,752
Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
(In thousands)
United States	$155,695	$181,877	$517,544	$547,851
Other countries	96,967	122,296	347,987	428,901
Total revenue	$252,662	$304,173	$865,531	$976,752
Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
(In thousands)
Sonos speakers	$187,262	$241,180	$690,273	$780,377
Sonos system products	49,265	44,091	133,826	158,525
Partner products and other revenue	16,135	18,902	41,432	37,850
Total revenue	$252,662	$304,173	$865,531	$976,752

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
6. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consist of the following:

	March 30, 2024	September 30, 2023
(In thousands)
Accounts receivable	$97,748	$99,369
Allowance for credit losses	(2,245)	(2,711)
Allowance for sales incentives	(25,778)	(29,075)
Accounts receivable, net of allowances	$69,725	$67,583
Inventories
Inventories consist of the following:

	March 30, 2024	September 30, 2023
(In thousands)
Finished goods	$114,222	$281,571
Component parts	65,323	64,950
Inventories	$179,545	$346,521
As of March 30, 2024 and September 30, 2023, inventory write-downs were $33.1 million and $29.7 million, respectively.
Goodwill
The following table presents the changes in carrying amount of goodwill during the six months ended March 30, 2024:

(In thousands)
Balance as of September 30, 2023	$80,420
Effect of exchange rate changes on goodwill	883
Balance as of March 30, 2024	$81,303

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Intangible assets
The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	March 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Trade name	$451	$(149)	$(3)	$299	4.00
Technology-based	31,480	(14,536)	—	16,944	4.65
Total finite-lived intangible assets	31,931	(14,685)	(3)	17,243	4.64
In-process research and development not subject to amortization	71,759	—	(524)	71,235
Total intangible assets	$103,690	$(14,685)	$(527)	$88,478
The following table summarizes the estimated future amortization expense of the Company's intangible assets as of March 30, 2024:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2024	$2,985
2025	3,369
2026	3,040
2027	3,025
2028	2,909
2029 and thereafter	1,915
Total future amortization expense	$17,243
Cloud Computing Arrangements
Capitalized costs to implement cloud computing arrangements net of accumulated amortization are reported as a component of other noncurrent assets on the Company's condensed consolidated balance sheets and were as follows:

	March 30, 2024	September 30, 2023
Cloud computing implementation costs	$24,177	$24,177
Less: accumulated amortization	7,952	6,207
Cloud computing implementation costs, net	$16,225	$17,970
Amortization expenses for implementation costs for cloud-based computing arrangements for the three and six months ended March 30, 2024 were $0.9 million and $1.7 million, respectively. Amortization expenses for implementation costs for cloud-based computing arrangements for the three and six months ended April 1, 2023 were $1.0 million and $1.9 million, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Accrued expenses
Accrued expenses consisted of the following:

	March 30, 2024	September 30, 2023
(In thousands)
Accrued inventory and supply chain costs	$37,444	$48,384
Accrued general and administrative expenses	10,969	9,924
Accrued taxes	7,565	11,410
Accrued advertising and marketing	6,431	13,029
Accrued product development	4,017	4,298
Other accrued payables	5,815	2,672
Total accrued expenses	$72,241	$89,717
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
The following table presents the changes in the Company’s deferred revenue:

	Six Months Ended
	March 30, 2024	April 1, 2023
(In thousands)
Deferred revenue, beginning of period	$80,838	$83,470
Recognition of revenue included in beginning of period deferred revenue	(12,775)	(16,186)
Revenue deferred, net of revenue recognized on contracts in the respective period	15,245	14,443
Deferred revenue, end of period	$83,308	$81,727
The Company expects the following recognition of deferred revenue as of March 30, 2024:

	For the fiscal years ending
	Remainder of 2024	2025	2026	2027	2028 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$10,919	$18,987	$16,600	$13,949	$22,853	$83,308

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Other current liabilities
Other current liabilities consist of the following:

	March 30, 2024	September 30, 2023
(In thousands)
Reserve for returns	$26,565	$21,462
Short-term operating lease liabilities	7,283	1,153
Warranty liability	6,900	7,466
Other	9,569	4,172
Total other current liabilities	$50,317	$34,253
The following table presents the changes in the Company’s warranty liability:

	March 30, 2024	April 1, 2023
(In thousands)
Warranty liability, beginning of period	$7,466	$5,771
Provision for warranties issued during the period	8,126	7,892
Settlements of warranty claims during the period	(8,692)	(4,670)
Warranty liability, end of period	$6,900	$8,993

7. Debt
On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA as the other lenders party thereto (the "Revolving Credit Agreement"). The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. In June 2023, the Company amended the Revolving Credit Agreement, replacing prior references to LIBOR with references to SOFR a result of the discontinuation of LIBOR. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (at the Term SOFR Rate, plus the applicable Term SOFR Adjustment ranging from 0.11% to 0.43%, plus an applicable margin (in total, "Adjusted Term SOFR")). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over Adjusted Term SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of March 30, 2024, the Company did not have any outstanding borrowings and had $1.8 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of March 30, 2024, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
8. Commitments and Contingencies
Commitments to suppliers
As of March 30, 2024, the Company's open purchase orders to contract manufacturers for finished goods were approximately $109 million, the majority of which are expected to be paid over the next six months. As of March 30, 2024, the Company's expected commitments to suppliers for components were in the range of $250 million to $290 million, the majority of which is expected to be paid and/or utilized by our contract manufacturers in building finished goods within the next two years. The expected commitments are subject to change as a result of fluctuations in the demand forecast, as well as ongoing negotiations with contract manufacturers and suppliers. These commitments are related to components that can be specific to Sonos products and include the following: 1) indirect obligations to third-party manufacturers and suppliers, 2) the inventory owned by contract manufacturers procured to manufacture Sonos products, and 3) purchase commitments made by contract manufacturers to their upstream suppliers.
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
The Company’s Lawsuits Against Google:
On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement by Alphabet and Google of certain Sonos patents related to its smart speakers and related technology. The counterpart lawsuit is stayed pending completion of the ITC investigation and appeal thereof. The ITC concluded its investigation in January 2022, finding all five of the Company’s asserted patents to be valid and infringed by Google, and further finding that one redesign per patent proposed by Google would avoid infringement. The ITC issued a limited exclusion order and a cease-and-desist order with respect to Google’s infringing products. The Company and Google each appealed the ITC’s determination, which was upheld in its entirety by a panel of the appeals court. Petitions for hearing by the full court and for Supreme Court review are currently due in May 2024 and July 2024, respectively.
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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
On June 12, 2020, Google filed lawsuits in District Court Munich I against Sonos Europe B.V. and Sonos, Inc., alleging infringement of two Google patents seeking monetary damages and an injunction preventing sales of allegedly infringing products. In March 2024, the Company received a judgment from the German Federal Patent Court invalidating one of the patents. Google has now dismissed its case against Sonos concerning this patent. In June 2021, the Munich court issued a decision dismissing Google's complaint regarding the other Google patent for lack of infringement by the Company. Google appealed the Munich court's ruling and, in April 2024, the appellate court in Munich rendered a judgment dismissing Google's appeal.
On August 21, 2020, Google filed a lawsuit against the Company in Canada alleging infringement of one Google patent. On July 26, 2022, the Canadian court ruled that the Company does not infringe this patent after a trial on the merits. Google appealed the Canadian court’s ruling and, in March 2024, the Canadian Federal Court of Appeal dismissed Google's appeal.
On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in France, alleging infringement of two Google patents seeking monetary damages and an injunction preventing sales of allegedly infringing products. In February 2021, Google withdrew its infringement allegations regarding one patent in view of prior art brought to the attention of the court by the Company. In March 2022, the French trial court ruled for the Company on one of Google's asserted patents. The French trial court found the other Google patent invalid in November 2023. Google appealed the French trial court's March 2022 and November 2023 rulings. In April 2024, Google dismissed its appeal of the November 2023 ruling, which is now final. Google's appeal of the March 2022 judgment is pending.
On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in the Netherlands alleging infringement of a Google patent seeking an injunction preventing sales of allegedly infringing products. In October 2022, the Netherlands court ruled that the Company does not infringe Google’s patent.
In September 2020, Google filed a lawsuit against Sonos Europe B.V. in the Netherlands, alleging infringement of a Google patent and seeking an injunction preventing sales of allegedly infringing products. In February 2022, the Court rejected Google's claims concerning this patent. Google appealed this decision, which appeal was stayed in April 2024.
On August 8, 2022, Google filed two complaints with the ITC against the Company and two counterpart lawsuits in the Northern District of California against the Company, collectively alleging infringement by the Company of seven Google patents generally related to wireless charging, device setup, and voice control, and seeking monetary damages and other non-monetary relief. The counterpart lawsuits are stayed pending completion of the ITC investigations. The ITC has terminated the investigation as to one Google patent as a result of imminent expiration of that Google patent. The first ITC investigation concluded in December 2023 with a final determination of no violation by the Company. Google chose not to appeal this determination. The oral hearing in the second ITC investigation has been postponed after the administrative law judge has indicated that she will be invalidating both Google patents at issue.
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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Tariff exclusion
On December 16, 2022, the United States Trade Representative ("USTR") granted an extension through September 30, 2023, of the exclusion for the Company's core speaker products from the August 2019 Section 301 Tariff Action (List 4A). On September 6, 2023, the USTR extended the existing exclusions from September 30, 2023 to December 31, 2023, and on December 26, 2023, the USTR extended a further exclusion through May 31, 2024.
9. Stockholders' Equity
On November 15, 2023, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $200.0 million. During the six months ended March 30, 2024, the Company repurchased 4,523,740 shares for an aggregate purchase price of $76.2 million at an average price of $16.85 per share under the repurchase program. Aggregate purchase price and average price per share exclude commission and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the condensed consolidated statements of equity. The Company had $123.8 million available for share repurchases under the repurchase program as of March 30, 2024.
Treasury stock during the six months ended March 30, 2024, included 840,735 shares withheld to satisfy employees' tax withholding requirements in connection with vesting of stock awards. Additionally, during the six months ended March 30, 2024, the Company retired 5,903,097 shares of treasury stock.
10. Stock-based Compensation
2018 Equity Incentive Plan
In July 2018, the Board adopted the 2018 Equity Incentive Plan (the "2018 Plan"). The 2018 Plan became effective in connection with the Company's initial public offering ("IPO"). The number of shares reserved for issuance under the 2018 Plan increases automatically on January 1 of each year beginning in 2019 and continuing through 2028 by a number of shares of common stock equal to the lesser of (x) 5% of the total outstanding shares of the Company’s common stock and common stock equivalents as of the immediately preceding January 1 (rounded to the nearest whole share) and (y) a number of shares determined by the Company's Board.
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
The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 30, 2023	8,549,957	$13.99	3.6	$1,689
Exercised	(916,779)	$12.99
Forfeited	(25,582)	$14.37
Outstanding at March 30, 2024	7,607,596	$14.11	3.2	$37,656

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
As of March 30, 2024 and September 30, 2023, all outstanding stock options have vested and the Company had no unrecognized stock-based compensation expense related to stock options.
Restricted stock units ("RSU")
Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. RSUs vest quarterly over the service period, which is generally four years, with certain awards subject to an initial annual cliff vest. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 30, 2023	7,662,035	$19.42	$98,917
Granted	9,031,130	$11.74
Released	(2,355,804)	$16.96
Forfeited	(622,761)	$16.10
Outstanding at March 30, 2024	13,714,600	$14.94	$261,400
At March 30, 2024
Units expected to vest	11,445,428	$15.03	$218,150
As of March 30, 2024 and September 30, 2023, the Company had $155.2 million and $111.6 million of unrecognized stock-based compensation expense related to RSUs, which are expected to be recognized over weighted-average periods of 2.7 and 2.4 years, respectively.
Performance stock units ("PSU")
Pursuant to the 2018 Plan, the Company has issued and may issue certain PSUs that vest on the satisfaction of service and performance conditions. The number of outstanding PSUs is based on the target number of share awards. The number of shares vested at the end of the performance period is based on achievement of performance conditions and may include adjustments to reflect the extent to which the corresponding performance goals have been achieved. The number of shares released during the six months ended March 30, 2024, includes performance achievement adjustments of a net reduction of 25,057 units. The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 30, 2023	265,191	$21.27	$3,424
Granted	499,716	$17.64
Released	(80,827)	$23.35
Outstanding at March 30, 2024	684,080	$18.37	$13,039
As of March 30, 2024 and September 30, 2023, the Company had $8.4 million and $0.3 million of unrecognized stock-based compensation expense related to PSUs, which are expected to be recognized over weighted-average periods of 2.0 and 1.2 years, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Stock-based compensation
Total stock-based compensation expense by functional category was as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
(In thousands)
Cost of revenue	$686	$581	$1,340	$1,151
Research and development	10,419	9,565	19,398	18,716
Sales and marketing	4,972	4,475	8,787	8,588
General and administrative	7,596	6,404	13,506	12,765
Total stock-based compensation expense	$23,673	$21,025	$43,031	$41,220
11. Income Taxes
The Company’s income tax provision and the resulting effective tax rate for interim periods is generally determined based upon its estimated annual effective tax rate ("AETR"), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the AETR, and if the estimated AETR changes, a cumulative adjustment is made in that quarter.
The Company recorded a benefit from income taxes of $0.7 million and $26.4 million for the three months ended March 30, 2024 and April 1, 2023, respectively, related to U.S. and non-U.S. income taxes.
The Company recorded a provision for income taxes of $11.2 million and $10.1 million for the six months ended March 30, 2024 and April 1, 2023, respectively, related to U.S. and non-U.S. income taxes.
For the three and six months ended March 30, 2024, the Company calculated its U.S. income tax provision using the discrete method as though the interim year-to-date period was an annual period. The application of the AETR method generally required by ASC 740, Income Taxes, was impractical for the U.S. interim income tax provision given that normal deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method.
For the three and six months ended March 30, 2024, the Company's U.S. income tax provision was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 of the U.S. Internal Revenue Code ("Section 174") as the Company recorded a current U.S. tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against its U.S. deferred tax assets.
For the three and six months ended April 1, 2023, the Company calculated its U.S. income tax provision using the discrete method as though the interim year-to-date period was an annual period. The Company's U.S. income tax provision was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 as the Company recorded a current U.S. income tax provision with no corresponding deferred tax benefit due to the valuation allowance maintained against its U.S. deferred tax assets.
For the six months ended March 30, 2024, the Company concluded that a full valuation allowance on its deferred tax assets in the U.S. continued to be appropriate considering cumulative pre-tax losses in recent years and uncertainty with respect to future taxable income. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the remaining valuation allowance. Release of the valuation allowance in the U.S. would result in a benefit to the income tax provision in the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S.

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$(69,709)	$(30,652)	$11,238	$44,537
Denominator:
Weighted-average shares of common stock—basic	123,749,605	127,952,875	124,465,661	127,582,560
Effect of potentially dilutive stock options	—	—	876,897	2,263,141
Effect of RSUs	—	—	2,856,594	2,941,691
Effect of PSUs	—	—	7,671	46,704
Weighted-average shares of common stock—diluted	123,749,605	127,952,875	128,206,823	132,834,096
Net income (loss) per share attributable to common stockholders:
Basic	$(0.56)	$(0.24)	$0.09	$0.35
Diluted	$(0.56)	$(0.24)	$0.09	$0.34
The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Stock options to purchase common stock	7,945,226	9,606,088	7,312,304	7,753,514
Restricted stock units	14,314,063	11,016,316	9,964,490	7,629,223
Performance stock units	59,627	251,004	38,417	123,142
Total	22,318,916	20,873,408	17,315,211	15,505,879
13. Retirement Plans
The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
$2.3 million and $2.4 million for the three months ended March 30, 2024 and April 1, 2023, respectively. The Company's matching contributions totaled $4.9 million and $4.7 million for the six months ended March 30, 2024 and April 1, 2023, respectively.

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
We pioneered multi-room, wireless audio products, debuting the world’s first multi-room wireless sound system in 2005. Today, our products include wireless, portable, and home theater speakers, components, and accessories to address consumers’ evolving audio needs. We are known for delivering unparalleled sound, thoughtful design aesthetic, simplicity of use, and an open platform. Our platform has attracted a broad range of more than 100 streaming content providers, such as Apple Music, Spotify, Deezer, and Pandora. These partners find value in our independent platform and access to our millions of desirable and engaged customers. We frequently introduce new services and features across our platform, providing our customers with enhanced functionality, improved sound, and an enriched user experience. We are committed to continuous technological innovation as reflected in our growing global patent portfolio. We believe our patents comprise the foundational intellectual property for wireless multi-room and other audio technologies.
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

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
(In thousands, except percentages)
Total revenue	$252,662	$304,173	$865,531	$976,752
Products sold	747	998	2,856	3,480
Net income (loss)	(69,709)	(30,652)	11,238	44,537
Net income (loss) margin(1)	(27.6%)	(10.1%)	1.3%	4.6%
Adjusted EBITDA(2)	$(33,643)	$(10,624)	$81,601	$113,296
Adjusted EBITDA margin(2)	(13.3%)	(3.5%)	9.4%	11.6%
(1)Net income (loss) margin is calculated by dividing net income (loss) by revenue.
(2)For additional information regarding Adjusted EBITDA and Adjusted EBITDA margin (which are non-GAAP financial measures), including reconciliations of net income (loss), to Adjusted EBITDA, see the section titled "Non-GAAP Financial Measures" below.
Products Sold
Products sold represents the number of products that are sold during a period, net of returns and includes the sale of products in the Sonos speakers and Sonos system products categories, as well as module units sold through our partnerships with IKEA and Sonance from our Partner products and other revenue category. Growth rates between products sold and revenue are not perfectly correlated because our revenue is affected by other variables, such as the mix of products sold during the period, promotional discount activity, the introduction of new products that may have higher or lower than average selling prices, changes to selling prices, as well as the impact of recognition of previously deferred revenue.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider Adjusted EBITDA, Adjusted EBITDA margin, and constant currency which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by U.S. GAAP and are not necessarily comparable to similarly titled measures presented by other companies.
We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of depreciation and amortization, stock-based compensation expense, interest income, interest expense, other income (expense), income taxes, legal and transaction related costs, restructuring and abandonment costs, and other items that we do not consider representative of underlying operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue.
We also present percentage sales growth in constant currency to show performance unaffected by fluctuations in currency exchange rates. We calculate constant currency growth percentages by translating our current period financial results using the prior period average currency exchange rates and comparing these amounts to our prior period reported results.
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
•do not reflect interest income, primarily resulting from interest income earned on our cash, cash equivalents, and marketable securities balances;
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
•do not reflect items that are not considered representative of our underlying operating performance which reduce cash available to us; and
•may not be comparable to similar non-GAAP financial measures used by other companies, because the expenses and other items that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses and other items, if any, that other companies may exclude from these non-GAAP financial measures when they report their operating results.
Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
(In thousands, except percentages)
Net income (loss)	$(69,709)	$(30,652)	$11,238	$44,537
Add (deduct):
Depreciation and amortization	11,243	11,713	23,121	22,845
Stock-based compensation expense	23,673	21,025	43,031	41,220
Interest income	(3,933)	(3,181)	(7,008)	(5,149)
Interest expense	122	152	227	311
Other (income) expense, net	3,303	2,832	(6,971)	(20,745)
Provision (benefit from) for income taxes	(743)	(26,377)	11,249	10,124
Legal and transaction related costs(1)	2,395	9,018	6,140	15,307
Restructuring and abandonment costs(2)	6	4,846	574	4,846
Adjusted EBITDA	$(33,643)	$(10,624)	$81,601	$113,296
Revenue	$252,662	$304,173	$865,531	$976,752
Net income (loss) margin	(27.6%)	(10.1%)	1.3%	4.6%
Adjusted EBITDA margin	(13.3%)	(3.5%)	9.4%	11.6%
(1)Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google, as well as legal and transaction costs associated with our acquisition activity, which we do not consider representative of our underlying operating performance.
(2)Restructuring and abandonment costs for the three and six months ended March 30, 2024 are related to our restructuring plan initiated on June 14, 2023. Restructuring and abandonment costs for the three and six months ended April 1, 2023 are related to costs incurred in March 2023 related to the abandonment of portions of our office spaces for the remainder of their respective lease terms in support of operational efficiencies.

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
We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from Partner products and other revenue sources, such as architectural speakers from our Sonance partnership, accessories such as speaker stands and wall mounts, professional services, licensing, advertising, and subscription revenue. We attribute revenue from our IKEA partnership to our Asia Pacific ("APAC") region, as our regional revenue is defined by the shipment location. Our revenue is recognized net of allowances for returns, discounts, sales incentives, and any taxes collected from customers. We also defer a portion of our revenue that is allocated to unspecified software upgrades and cloud-based services, as well as for newly launched products sold to resellers not recognized until the date of general availability is reached. Our revenue is subject to fluctuation based on the foreign currency in which our products are sold, principally for sales denominated in the euro and the British pound.
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
Gross Profit and Gross Margin
Our gross margin has fluctuated and may, in the future, fluctuate from period to period based on a number of factors, including the mix of products we sell, the mix of channels through which we sell our products, fluctuations in our product and material cost saving initiatives, fluctuations in our product and material markets, promotional activity, the foreign currency in which our products are sold, and tariffs and duty costs implemented by governmental authorities.
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
General and administrative. General and administrative expenses consist of administrative personnel-related expenses for our finance, legal, human resources and similar personnel, as well as the costs of professional services, information technology, litigation, patents, related overhead, and other administrative expenses.
Other Income (Expense), Net
Interest income. Interest income consists primarily of interest income earned on our cash, cash equivalents, and marketable securities balances.
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

	Three Months Ended				Six Months Ended
	March 30, 2024		April 1, 2023		March 30, 2024		April 1, 2023
(Dollars in thousands)	$	%	$	%	$	%	$	%
Revenue	$252,662	100.0%	$304,173	100.0%	$865,531	100.0%	$976,752	100.0%
Cost of revenue(1)	140,624	55.7	172,555	56.7	470,815	54.4	560,078	57.3
Gross profit	112,038	44.3	131,618	43.3	394,716	45.6	416,674	42.7
Operating expenses
Research and development(1)	80,322	31.8	80,785	26.6	159,557	18.4	157,726	16.1
Sales and marketing(1)	61,835	24.5	63,621	20.9	145,785	16.8	142,317	14.6
General and administrative(1)	40,841	16.2	44,438	14.6	80,639	9.3	87,553	9.0
Total operating expenses	182,998	72.4	188,844	62.1	385,981	44.6	387,596	39.7
Operating income (loss)	(70,960)	(28.1)	(57,226)	(18.8)	8,735	1.0	29,078	3.0
Other income, net
Interest income	3,933	1.6	3,181	1.0	7,008	0.8	5,149	0.5
Interest expense	(122)	—	(152)	—	(227)	—	(311)	—
Other income (expense), net	(3,303)	(1.3)	(2,832)	(0.9)	6,971	0.8	20,745	2.1
Total other income, net	508	0.2	197	0.1	13,752	1.6	25,583	2.6
Income (loss) before provision for (benefit from) income taxes	(70,452)	(27.9)	(57,029)	(18.7)	22,487	2.6	54,661	5.6
Provision for (benefit from) income taxes	(743)	(0.3)	(26,377)	(8.7)	11,249	1.3	10,124	1.0
Net income (loss)	$(69,709)	(27.6%)	$(30,652)	(10.1%)	$11,238	1.3%	$44,537	4.6%
Adjusted EBITDA (2)	$(33,643)	(13.3%)	$(10,624)	(3.5%)	$81,601	9.4%	$113,296	11.6%
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended				Six Months Ended
	March 30, 2024		April 1, 2023		March 30, 2024		April 1, 2023
(In thousands, except percentages)	$	%	$	%	$	%	$	%
Cost of revenue	$686	0.3%	$581	0.2%	$1,340	0.2%	$1,151	0.1%
Research and development	10,419	4.1	9,565	3.1	19,398	2.2	18,716	1.9
Sales and marketing	4,972	2.0	4,475	1.5	8,787	1.0	8,588	0.9
General and administrative	7,596	3.0	6,404	2.1	13,506	1.6	12,765	1.3
Total stock-based compensation expense	$23,673	9.4%	$21,025	6.9%	$43,031	5.0%	$41,220	4.2%
(2)Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled "Non-GAAP Financial Measures" above.

Comparison of the three and six months ended March 30, 2024 and April 1, 2023
Revenue
Comparison of the three months ended March 30, 2024 and April 1, 2023

	Three Months Ended				Change
	March 30, 2024		April 1, 2023		$	%
(In thousands, except percentages)	$	%	$	%
Sonos speakers	$187,262	74.1%	$241,180	79.3%	$(53,918)	(22.4)%
Sonos system products	49,265	19.5	44,091	14.5	5,174	11.7
Partner products and other revenue	16,135	6.4	18,902	6.2	(2,767)	(14.6)
Total revenue	$252,662	100.0%	$304,173	100.0%	$(51,511)	(16.9)%
Volume data (products sold/units in thousands)					Units	%
Total products sold	747		998		(251)	(25.2)%
Total revenue decreased $51.5 million, or 16.9%, for the three months ended March 30, 2024 compared to the three months ended April 1, 2023, primarily due to softer demand across all regions and challenging market conditions, partially offset by normalization of ordering levels in our installed solutions channel.

Sonos speakers revenue represented 74.1% of total revenue for the three months ended March 30, 2024 and decreased 22.4% compared to the three months ended April 1, 2023, primarily driven by softer demand and challenging market conditions across the category, particularly in Arc, Sub, and Beam. The decrease was also driven by expected declines in Sonos One, partially offset by strong sales of the next generation of this product, Era 100, which was introduced in March 2023. Sonos system products represented 19.5% of total revenue for the three months ended March 30, 2024 and increased 11.7% compared to the three months ended April 1, 2023, due to continued normalization of ordering levels in our installed solutions channel relative to fiscal 2023. Partner products and other revenue represented 6.4% of total revenue for the three months ended March 30, 2024 and decreased 14.6% compared to the three months ended April 1, 2023, primarily driven by decreases in orders of our partner products and accessories.

The volume of products sold decreased 25.2% for the three months ended March 30, 2024 compared to the three months ended April 1, 2023, primarily driven by softer demand and challenging market conditions across the Sonos speakers category, expected declines in units of Sonos One, and decreases in orders of our partner products. These declines were partially offset by strong sales of Era 100, the next generation of Sonos One, which was introduced in March 2023. Revenue outpaced products sold due to favorable mix from unit decreases in our lower-priced products.

	Three Months Ended		Change
	March 30, 2024	April 1, 2023	$	%	Constant Currency Change (1)
(In thousands, except percentages)
Americas	$170,187	$196,533	$(26,346)	(13.4)%	(13.6)%
EMEA	69,356	89,054	(19,698)	(22.1)	(23.5)
APAC	13,119	18,586	(5,467)	(29.4)	(27.3)
Total revenue	$252,662	$304,173	$(51,511)	(16.9)%	(17.3)%
(1)Constant currency is a financial measure that is not calculated in accordance with U.S. GAAP. For additional information, see the section titled "Non-GAAP Financial Measures" above.

Comparison of the six months ended March 30, 2024 and April 1, 2023

	Six Months Ended				Change
	March 30, 2024		April 1, 2023		$	%
(In thousands, except percentages)	$	%	$	%
Sonos speakers	$690,273	79.8%	$780,377	79.9%	$(90,104)	(11.5)%
Sonos system products	133,826	15.5	158,525	16.2	(24,699)	(15.6)
Partner products and other revenue	41,432	4.8	37,850	3.9	3,582	9.5
Total revenue	$865,531	100.0%	$976,752	100.0%	$(111,221)	(11.4)%
Volume data (products sold/units in thousands)					Units	%
Total products sold	2,856		3,480		(624)	(17.9)%
Total revenue decreased $111.2 million, or 11.4% for the six months ended March 30, 2024 compared to the six months ended April 1, 2023, primarily due to softer demand across all regions and challenging market conditions, as well as declines in our retail and other channels as our channel partners normalized ordering levels, partially offset by the impact of favorable foreign exchange rates.
Sonos speakers revenue represented 79.8% of total revenue for the six months ended March 30, 2024 and decreased 11.5% compared to the six months ended April 1, 2023, primarily driven by softer demand across the category and challenging market conditions, particularly in Arc, Sub, and Beam, as well as Sub Mini due to the impact of lapping its launch in October 2022. The decrease was also driven by expected declines in Sonos One, partially offset by strong sales of the next generation of this product, Era 100, and Era 300 which were introduced in March 2023. Sonos system products represented 15.5% of total revenue for the six months ended March 30, 2024 and decreased 15.6% compared to the six months ended April 1, 2023, due to continued normalization of ordering levels in our installed solutions channel relative to fiscal 2023. Partner products and other revenue represented 4.8% of total revenue for the six months ended March 30, 2024 and increased 9.5% compared to the six months ended April 1, 2023, primarily driven by increases in our accessories.
The volume of products sold decreased 17.9% for the six months ended March 30, 2024 compared to the six months ended April 1, 2023, primarily driven by softening demand and challenging market conditions across the Sonos Speakers category, expected declines in units of Sonos One, and decreases in orders of our partner products. These declines were partially offset by sales of Era 100, the next generation of Sonos One, and Era 300. The decrease in volume of products sold outpaced that of revenue due to a large decrease in units with lower selling prices which contributed a smaller corresponding decrease in revenue.

	Six Months Ended		Change
	March 30, 2024	April 1, 2023	$	%	Constant Currency Change (1)
(In thousands, except percentages)
Americas	$562,627	$593,097	$(30,470)	(5.1)%	(5.4)%
EMEA	261,173	329,494	(68,321)	(20.7)	(24.2)
APAC	41,731	54,161	(12,430)	(23.0)	(21.7)
Total revenue	$865,531	$976,752	$(111,221)	(11.4)%	(12.6)%
(1)Constant currency is a financial measure that is not calculated in accordance with U.S. GAAP. For additional information, see the section titled "Non-GAAP Financial Measures" above.

Cost of Revenue and Gross Profit
Comparison of the three months ended March 30, 2024 and April 1, 2023

	Three Months Ended		Change
	March 30, 2024	April 1, 2023	$	%
(In thousands, except percentages)
Cost of revenue	$140,624	$172,555	$(31,931)	(18.5)%
Gross profit	$112,038	$131,618	$(19,580)	(14.9)%
Gross margin	44.3%	43.3%
Cost of revenue decreased $31.9 million, or 18.5%, for the three months ended March 30, 2024 compared to the three months ended April 1, 2023, primarily due to a decrease in products sold, as well as a decrease in product and material costs.
Gross margin increased 107 basis points for the three months ended March 30, 2024 compared to the three months ended April 1, 2023. The increase was primarily due to a decrease in product and material costs due to normalization of our supply chain, favorability from product mix with decreases in sales of lower-margin products, as well as increases in higher-margin products, partially offset by increased promotional activity.
Comparison of the six months ended March 30, 2024 and April 1, 2023

	Six Months Ended		Change
	March 30, 2024	April 1, 2023	$	%
(In thousands, except percentages)
Cost of revenue	$470,815	$560,078	$(89,263)	(15.9)%
Gross profit	$394,716	$416,674	$(21,958)	(5.3)%
Gross margin	45.6%	42.7%
Cost of revenue decreased $89.3 million, or 15.9%, for the six months ended March 30, 2024 compared to the six months ended April 1, 2023, primarily due to a decrease in products sold, as well as a decrease in product and material costs, and reduced spot market component costs due to normalization of the supply chain, partially offset by the impact of product mix related to selling more products with higher costs per unit.
Gross margin increased 294 basis points for the six months ended March 30, 2024 compared to the six months ended April 1, 2023. The increase was primarily due to a decrease in product and material costs, reduced spot market costs due to the normalization of the supply chain, favorability from product mix with decreases in sales of lower-margin products, as well as increases in higher-margin products, partially offset by increased promotional activity.

Research and Development
Comparison of the three months ended March 30, 2024 and April 1, 2023

	Three Months Ended		Change
	March 30, 2024	April 1, 2023	$	%
(In thousands, except percentages)
Research and development	$80,322	$78,103	$2,219	2.8%
Restructuring and abandonment costs	—	2,682	(2,682)	(100.0)
Total research and development	$80,322	$80,785	$(463)	(0.6%)
Percentage of revenue	31.8%	26.6%
Research and development expenses decreased $0.5 million, or 0.6%, for the three months ended March 30, 2024 compared to the three months ended April 1, 2023. This decrease was primarily driven by lease abandonment costs of $2.7 million incurred in the prior year, partially offset by $2.5 million of higher personnel-related expenses mainly due to lower variable compensation in the prior year.
Comparison of the six months ended March 30, 2024 and April 1, 2023

	Six Months Ended		Change
	March 30, 2024	April 1, 2023	$	%
(In thousands, except percentages)
Research and development	$159,234	$155,044	$4,190	2.7%
Restructuring and abandonment costs	323	2,682	(2,359)	(88.0)
Total research and development	$159,557	$157,726	$1,831	1.2%
Percentage of revenue	18.4%	16.1%
Research and development expenses increased $1.8 million, or 1.2%, for the six months ended March 30, 2024 compared to the six months ended April 1, 2023. This increase was primarily driven by $6.1 million of higher personnel-related expenses mainly due to lower variable compensation in the prior year, partially offset by lease abandonment costs of $2.7 million incurred in the prior year.
Sales and Marketing
Comparison of the three months ended March 30, 2024 and April 1, 2023

	Three Months Ended		Change
	March 30, 2024	April 1, 2023	$	%
(In thousands, except percentages)
Sales and marketing	$61,835	$62,587	$(752)	(1.2%)
Restructuring and abandonment costs	—	1,034	(1,034)	(100.0)
Total sales and marketing	$61,835	$63,621	$(1,786)	(2.8%)
Percentage of revenue	24.5%	20.9%
Sales and marketing expenses decreased $1.8 million, or 2.8%, for the three months ended March 30, 2024 compared to the three months ended April 1, 2023. This decrease was primarily driven by timing of advertising and marketing expenses of $3.6 million, as well as lease abandonment costs of $1.0 million incurred in the prior year, partially offset by increases in depreciation of $1.2 million mainly related to our product displays, and an increase in personnel-related expenses due to lower variable compensation in the prior year.

Comparison of the six months ended March 30, 2024 and April 1, 2023

	Six Months Ended		Change
	March 30, 2024	April 1, 2023	$	%
(In thousands, except percentages)
Sales and marketing	$145,672	$141,283	$4,389	3.1%
Restructuring and abandonment costs	113	1,034	(921)	(89.1)%
Total sales and marketing	$145,785	$142,317	$3,468	2.4%
Percentage of revenue	16.8%	14.6%
Sales and marketing expenses increased $3.5 million, or 2.4%, for the six months ended March 30, 2024 compared to the six months ended April 1, 2023. The increase was primarily driven by an increase in depreciation of $2.3 million mainly related to our product displays, as well as an increase in our advertising and marketing expenses of $1.9 million related to higher spend incurred in the first quarter of fiscal 2024, partially offset by $1.0 million of lease abandonment costs incurred in the prior year.
General and Administrative
Comparison of the three months ended March 30, 2024 and April 1, 2023

	Three Months Ended		Change
	March 30, 2024	April 1, 2023	$	%
(In thousands, except percentages)
General and administrative	$40,835	$43,308	$(2,473)	(5.7%)
Restructuring and abandonment costs	6	1,130	(1,124)	(99.5)
Total general and administrative	$40,841	$44,438	$(3,597)	(8.1%)
Percentage of revenue	16.2%	14.6%
General and administrative expenses decreased $3.6 million, or 8.1%, for the three months ended March 30, 2024 compared to the three months ended April 1, 2023, primarily related to a $5.9 million decrease in legal fees mainly related to our IP litigation and $1.1 million lease abandonment costs incurred in the prior year, partially offset by an increase in personnel-related costs of $3.3 million due to lower variable compensation in the prior year.
Comparison of the six months ended March 30, 2024 and April 1, 2023

	Six Months Ended		Change
	March 30, 2024	April 1, 2023	$	%
(In thousands, except percentages)
General and administrative	$80,501	$86,423	$(5,922)	(6.9%)
Restructuring and abandonment costs	138	1,130	(992)	(87.8)
Total general and administrative	$80,639	$87,553	$(6,914)	(7.9%)
Percentage of revenue	9.3%	9.0%
General and administrative expenses decreased $6.9 million, or 7.9%, for the six months ended March 30, 2024 compared to the six months ended April 1, 2023, primarily related to a $7.8 million decrease in legal fees mainly related to our IP litigation and $1.1 million lease abandonment costs incurred in the prior year, partially offset by an increase in personnel-related costs of $2.6 million due to lower variable compensation in the prior year.

Interest Income, Interest Expense and Other Income), Net
Comparison of the three months ended March 30, 2024 and April 1, 2023

	Three Months Ended		Change
	March 30, 2024	April 1, 2023	$	%
(In thousands, except percentages)
Other income, net
Interest income	$3,933	$3,181	$752	23.6%
Interest expense	(122)	(152)	30	(19.7)
Other expense, net	(3,303)	(2,832)	(471)	16.6
Total other income, net	$508	$197	$311	157.9%
Interest income for the three months ended March 30, 2024 compared to the three months ended April 1, 2023, increased due to higher yields on our cash and cash equivalents. Interest expense for the three months ended March 30, 2024 compared to the three months ended April 1, 2023, decreased primarily due to reduced expenses associated with our Revolving Credit Agreement and banking partners. Other expense, net for the three months ended March 30, 2024 compared to the three months ended April 1, 2023, increased due to foreign currency exchange fluctuations.
Comparison of the six months ended March 30, 2024 and April 1, 2023

	Six Months Ended		Change
	March 30, 2024	April 1, 2023	$	%
(In thousands, except percentages)
Other income, net
Interest income	$7,008	$5,149	$1,859	36.1%
Interest expense	(227)	(311)	84	(27.0)
Other income, net	6,971	20,745	(13,774)	(66.4)
Total other income, net	$13,752	$25,583	$(11,831)	(46.2)%
Interest income for the six months ended March 30, 2024 compared to the six months ended April 1, 2023, increased due to higher yields on our cash and cash equivalents. Interest expense for the six months ended March 30, 2024 compared to the six months ended April 1, 2023, decreased primarily due to reduced expenses associated with our Revolving Credit Agreement and banking partners. Other income, net for the six months ended March 30, 2024 compared to the six months ended April 1, 2023, decreased due to foreign currency exchange fluctuations.
Provision for (Benefit from) Income Taxes
Comparison of the three months ended March 30, 2024 and April 1, 2023

	Three Months Ended		Change
	March 30, 2024	April 1, 2023	$	%
(In thousands, except percentages)
Benefit from income taxes	$(743)	$(26,377)	$25,634	(97.2)%
The benefit from income taxes decreased from $26.4 million for the three months ended April 1, 2023, to $0.7 million for the three months ended March 30, 2024.

For the three months ended March 30, 2024, we calculated our U.S. income tax provision using the discrete method as though the interim year-to-date period was an annual period. This approach is consistent with the method used for the three months ended December 30, 2023. The application of the annual effective tax rate ("AETR") method generally required by ASC 740 was impractical for the U.S. interim tax provision as normal deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method.
For the three months ended April 1, 2023, we calculated our U.S. income tax provision using the discrete method as though the interim year-to-date period was an annual period. For the three-months ended December 31, 2022, the U.S. was included in the AETR. As a result, the benefit from income taxes recorded in the period ended April 1, 2023 includes the change in the calculation methodology of the interim tax provision quarter-over-quarter.

Comparison of the six months ended March 30, 2024 and April 1, 2023

	Six Months Ended		Change
	March 30, 2024	April 1, 2023	$	%
(In thousands, except percentages)
Provision for income taxes	$11,249	$10,124	$1,125	11.1%
The provision for income taxes increased from $10.1 million for the six months ended April 1, 2023, to $11.2 million for the six months ended March 30, 2024.
Liquidity and Capital Resources
Our operations are financed primarily through cash flows from operating activities and net proceeds from the sale of our equity securities. As of March 30, 2024, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $246.0 million, including $48.2 million held by our foreign subsidiaries, marketable securities of $45.6 million, proceeds from the exercise of stock options and borrowing capacity under the credit facility under our Revolving Credit Agreement. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of March 30, 2024, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
We believe our existing cash and cash equivalent balances, cash flows from operations and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. We hold our cash with a diverse group of major financial institutions and have processes and safeguards in place to manage our cash balances and mitigate the risk of loss. In October 2021, we entered into the Revolving Credit Agreement , which allows us to borrow up to $100 million, with a maturity date of October 2026. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, our potential merger and acquisition activity, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing, it would result in increased debt service obligations and the instruments governing such debt could require additional operating and financing covenants that would restrict our operations.
Debt Obligations
On October 13, 2021, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a five year senior secured revolving credit facility in the amount of up to $100 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (SOFR plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of March 30, 2024, we did not have any outstanding borrowings and had $1.8 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of March 30, 2024, we were in compliance with all financial covenants under the Revolving Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	March 30, 2024	April 1, 2023
(In thousands)
Net cash provided by (used in):
Operating activities	$164,157	$69,324
Investing activities	(61,543)	(23,403)
Financing activities	(77,587)	(30,669)
Effect of exchange rate changes	704	4,766
Net increase in cash and cash equivalents	$25,731	$20,018
Cash flows from operating activities
Net cash provided by operating activities of $164.2 million for the six months ended March 30, 2024, consisted of net income of $11.2 million, non-cash adjustments of $70.4 million, and a net increase in cash related to changes in operating assets and liabilities of $82.5 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $43.0 million, depreciation and amortization of $23.1 million, provision for inventory obsolescence of $5.3 million, and other adjustments of $2.2 million, partially offset by foreign currency transaction gains of $3.4 million. The net increase in cash from the change in operating assets and liabilities was primarily due to a decrease in inventories of $161.7 million as the result of measures taken to more efficiently manage inventory and the implementation of new payment terms with suppliers, an increase in accrued compensation of $16.0 million, an increase in other liabilities of $10.0 million primarily for provisions for our returns, and an increase in deferred revenue of $1.9 million. The net increase in cash from the change in operating assets and liabilities was partially offset by decreases in accounts payable and accrued expenses of $89.2 million due to lower inventory purchases, an increase in other assets of $15.2 million due to timing of prepaid contracts, and an increase in accounts receivable of $2.8 million.
Cash flows from investing activities
Cash used in investing activities of $61.5 million for the six months ended March 30, 2024, primarily consisted of the purchases of marketable securities of $45.3 million and purchases of property and equipment of $16.3 million mainly related to point-of-sale product displays and manufacturing-related tooling and test equipment to support the launch of new products.
Cash flows from financing activities
Cash used in financing activities of $77.6 million for the six months ended March 30, 2024, primarily consisted of payments for repurchases of common stock of $76.3 million and payments for repurchases of common stock related to shares withheld for tax in connection with vesting of stock awards of $13.2 million, partially offset by proceeds from the exercise of stock options of $11.9 million.
Commitments and Contingencies
See Note 8. Commitments and Contingencies in the notes to condensed consolidated financial statements.
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
For the three months ended March 30, 2024 and April 1, 2023, we recognized a loss from foreign currency exchange of $3.3 million and $2.8 million, respectively. For the six months ended March 30, 2024 and April 1, 2023, we recognized a gain from foreign currency exchange of $6.8 million and $20.8 million, respectively. Based on transactions denominated in currencies other than U.S. dollar as of March 30, 2024, a hypothetical adverse change of 10% would have resulted in an adverse impact on income (loss) before provision for (benefit from) income taxes of approximately $1.5 million and $12.6 million for the three and six months ended March 30, 2024, respectively.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of March 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control
There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended March 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Due to the quickly evolving and highly competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. For example, in March 2023, we introduced Sonos Era 100 and Sonos Era 300, our next generation of smart speakers; in September 2023, we introduced Move 2, our next generation of our Move speaker; in April 2023, we introduced Sonos Pro, our new audio subscription service for businesses; and in May 2024, we released an extensive redesign of our Sonos app. The successful introduction of these products and any new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. We face significant challenges in managing the risks associated with new product introductions and production ramp-up issues, including accurately forecasting initial consumer demand, effectively managing any third-party strategic alliances or collaborative partnerships related to new product development or commercialization, as well as the risk that new products may have quality or other defects in the early stages of introduction or may not achieve the market acceptance necessary to generate sufficient revenue. New and upgraded products can also affect the sales and profitability of existing products. Accordingly, if we cannot properly manage the introduction of new products, our operating results and financial condition may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.
Although we have achieved profitability in the past, our results fluctuate, and we may not be able to regain or maintain, as applicable, profitability or consistent revenue growth and expect to incur increased operating costs in the future.
Although we were profitable in fiscal 2021 and fiscal 2022, we had a net loss of $10.3 million in fiscal 2023. As of March 30, 2024, we had accumulated deficit of $1.6 million.
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
Following a period of heightened demand during the COVID-19 pandemic, we have continued to see a softening of consumer demand, particularly as consumers experience inflationary pressures and shift from purchasing goods to purchasing services and travel. As a result, we have had to, and may continue to, write-down or write-off inventory or sell the excess inventory at discounted prices, which has, and could in the future, cause our gross margin to suffer. In addition, excess inventory has, and may in the future, result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. In addition, in the event of excess inventory including excess component inventory, we may be unable to renegotiate our agreements with existing suppliers on mutually acceptable terms. Although in certain instances our agreements with certain suppliers allow us the option to cancel, reschedule, and adjust our requirements based on our business needs, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with suppliers or partners. We may also deem it necessary or advisable to renegotiate agreements with our supply partners in order to scale our inventory with demand.
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
In order to deliver products that appeal to changing and increasingly diverse consumer preferences and to overcome the fact that a relatively high percentage of consumers may already own or use products that they perceive to be similar to those that we offer, we must develop superior technology, anticipate increasingly diverse consumer tastes and rapidly develop attractive products with competitive selling prices. In addition, many of our competitors have business objectives that may drive them to sell their speaker products at a significant discount compared to ours. Many of these companies may subsidize these prices and seek to monetize their customers through the sale of additional services rather than the speakers themselves. Even if we are able to efficiently develop and offer innovative products at competitive selling prices, our operating results and financial condition may be adversely impacted if we are unable to effectively anticipate and counter the ongoing price erosion that frequently affects consumer products or if the average selling prices of our products decrease faster than we are able to reduce our manufacturing costs.
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
We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright and trade secret protection laws, to protect our proprietary rights. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights or challenge our proprietary rights, pending and future patent and trademark applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition and results of operations. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, in January 2020 we filed a complaint with the ITC against Alphabet and Google and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google alleging infringement of five Sonos patents, and in September 2020 we filed another lawsuit against Google alleging infringement of an additional four Sonos patents. See Note 8. Commitments and Contingencies of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for further details. The cost of defending our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims or actions against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. For example, Google has responded to our legal proceedings by filing multiple patent infringement lawsuits against us in the U.S. District Court for the Northern District of California, cases against us in the ITC, and patent infringement lawsuits against us and our subsidiary Sonos Europe B.V. in various foreign jurisdictions. See Note 8. Commitments and Contingencies of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for further details. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.
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
We depend on a limited number of contract manufacturers to manufacture our products, with our key manufacturer, Inventec Appliances Corporation, manufacturing a majority of our products. We have also historically manufactured our products in China. In fiscal 2020, we began our efforts to diversify our supply chain through the addition of new contract manufacturers and geographic diversification, starting with Malaysia and extending such efforts into Vietnam in fiscal 2022. We recently exited certain partnerships with two of our contract manufacturers, including our second-largest contract manufacturer, and may exit other partnerships with contract manufacturers from time to time. Our reliance on a limited number of contract manufacturers increases the risk that, in the event that any or all of such manufacturers experience an interruption in their operations, fail to perform their obligation in a timely manner or terminate agreements with us, we would not be able to maintain our production capacity without incurring material additional costs and substantial delays or we may be fully prevented from selling our products. Any material disruption in our relationship with our manufacturers would harm our ability to compete effectively and satisfy demand for our products and could adversely impact our revenue, gross margin and operating results.
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
In addition, the longer lead time for many of our components presents challenges in our efforts to manage component inventory, as we procure such components based on our then current forecast of demand for our products. For example, during the pandemic we increased our investments in, and purchase commitments for, components with longer lead times where possible to secure inventory in anticipation of shortages and strong demand, and we may need to do so again in the future. In the event that actual demand for our products differs from our forecast, we may end up with excess component inventory, as we saw in fiscal 2023 and the first half of fiscal 2024, negatively impacting our working capital.
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
•political, social and/or economic instability;
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

•difficulties and associated costs in managing and staffing multiple international locations; and
•delays from customs brokers or government agencies.
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
Further, in the past, internet service providers ("ISPs") have attempted to implement usage-based pricing, bandwidth caps and traffic shaping or throttling. To the extent network operators create tiers of internet access service and charge our customers in direct relation to their consumption of audio content, our ability to attract and retain customers could be impaired, which would harm our business. Net neutrality rules, which were designed to ensure that all online content is treated the same by ISPs and other companies that provide broadband services, were repealed by the Federal Communications Commission ("FCC") effective June 2018. Although the FCC has recently voted to restore net neutrality, and some states have taken executive action or enacted legislation regulating the conduct of broadband provider, we cannot predict whether such legislation, orders or initiatives will be modified, overturned or vacated in the future. Further, while many countries, including across the EU, have implemented net neutrality rules, in others, the laws may be nascent or non-existent. The absence or repeal of the net neutrality rules could force us to incur greater operating expenses, cause our streaming partners to seek to shift costs to us or result in a decrease in the streaming-based usage of our platform by our customers, any of which would harm our results of operations. In addition, given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
Under the previous administration, the U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, including those under the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"). These Section 301 tariffs have increased our cost of revenue and adversely impacted our results of operations. We were able to obtain an exemption from the Section 301 tariffs for certain of our products, including our core speaker products, for certain periods since fiscal 2020. In particular, in December 2023, the USTR granted an extension through May 31, 2024, of the exclusion for our core speaker products. To date, we have recovered virtually all refunds to which we are entitled on tariffs paid through fiscal 2022.
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
•failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
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
•authorization of the issuance of "blank check" preferred stock that the Board could use to implement a stockholder rights plan;
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
We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics, including COVID-19, and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, us, our contract manufacturers, our suppliers or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers. In particular, during the COVID-19 pandemic, consistent with its effects industry-wide, we experienced supply chain disruptions and challenges that increased costs and impacted our ability to meet demand and manage inventory levels. Any resurgence of the pandemic could have similar impacts on our business, operating results and financial condition. Further, our headquarters are located in Santa Barbara County, California, in a seismically active region that is also prone to forest fires. Any catastrophic event that occurred near our headquarters, or near our manufacturing facilities in China, Malaysia or Vietnam, could impose significant damage to our ability to conduct our business and could require substantial recovery time, which could have an adverse effect on our business, operating results and financial condition.
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
None.

Issuer Purchases of Equity Securities
The following table presents information with respect to the Company's repurchase of common stock during the quarter ended March 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Dec 31 - Jan 27	1,017,123	$16.10	1,017,123	$160,169
Jan 28 - Feb 24	823,663	$16.62	823,663	$146,476
Feb 25 - Mar 30	1,204,357	$18.82	1,204,357	$123,805
Total	3,045,143		3,045,143
(1)In November 2023, the Board authorized a common stock repurchase program of up to $200 million. During the six months ended March 30, 2024, the Company repurchased 4,523,740 shares for an aggregate purchase price of $76.2 million at an average price of $16.85 per share under the repurchase program. Aggregate purchase price and average price per share exclude commission and excise tax. See Note 9. Stockholders' Equity of the Company's condensed consolidated financial statements for further information. Over the past three fiscal years, the Company has completed $300.0 million in share repurchases, for 14,528,681 shares, at an average price of $20.65 per share. The Company withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under the Company's stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
On February 16, 2024, Maxime Bouvat-Merlin, the Company's Chief Product Officer, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c). The plan provides that Mr. Bouvat-Merlin may sell up to 1) an aggregate of 49,299 shares of the Company's common stock, 2) an aggregate of 52,950 shares of common stock subject to options granted under our equity incentive plan and 3) an aggregate of 85,767 shares of common stock subject to restricted stock units granted under our equity incentive plan, as decreased by the number of shares withheld by the Company in connection with the vesting of such restricted stock units to satisfy applicable tax withholding requirements. The plan terminates on the earlier of the date all shares under the plan are sold or February 19, 2025.
On March 2, 2024, Shamayne Braman, the Company's Chief People Officer, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c). The plan provides that Ms. Braman may sell up to an aggregate of 27,838 shares of common stock subject to restricted stock units granted under our equity incentive plan, as decreased by the number of shares withheld by the Company in connection with the vesting of such restricted stock units to satisfy applicable tax withholding requirements. The plan terminates on the earlier of the date all shares under the plan are sold or March 4, 2025.
On March 4, 2024, Thomas Conrad, a member of the Company's Board of Directors, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c). The plan provides that Mr. Conrad may sell up to an aggregate of 5,337 shares of the Company's common stock. The plan terminates on the earlier of the date all shares under the plan are sold or March 4, 2025.
On February 20, 2024, Nick Millington, the Company's Chief Innovation Officer, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c). The plan provides that Mr. Millington may sell up to an aggregate of 7,730 shares of common stock subject to options granted under our equity incentive plan. The plan terminates on the earlier of the date all shares under the plan are sold or February 20, 2025.

Item 6. Exhibit Index

Incorporated by reference
Exhibit number	Exhibit title	Form	File no.	Exhibit	Filing date	Filed or furnished herewith
10.1+	Offer letter between Saori Casey and the Registrant, dated January 3, 2024					X
10.2+	Form of Restricted Stock Unit Award Agreement between Saori Casey and the Registrant					X
10.3+	Form of Performance Share Award Agreement between Saori Casey and the Registrant					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income, (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags
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
+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sonos, Inc.

Date: May 7, 2024	By:	/s/ Patrick Spence
Patrick Spence

Chief Executive Officer and Director

(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Saori Casey
Saori Casey

Chief Financial Officer

(Principal Financial Officer)

Date: May 7, 2024	By:	/s/ Chris Mason
Chris Mason

SVP Finance and Technology

(Principal Accounting Officer)