Form 10-Q
period 2024-06-29
Sonos Inc
filed 2024-08-08
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
As of July 26, 2024, the registrant had 121,009,890 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Financial statements
SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	As of
	June 29, 2024	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$227,114	$220,231
Marketable securities	49,515	—
Accounts receivable, net	131,581	67,583
Inventories	154,903	346,521
Prepaids and other current assets	41,343	25,296
Total current assets	604,456	659,631
Property and equipment, net	103,123	87,075
Operating lease right-of-use assets	53,030	48,918
Goodwill	80,980	80,420
Intangible assets, net
In-process research and development	70,706	69,791
Other intangible assets	15,748	20,218
Deferred tax assets	1,640	1,659
Other noncurrent assets	31,422	34,529
Total assets	$961,105	$1,002,241

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$179,327	$187,981
Accrued expenses	88,958	89,717
Accrued compensation	33,059	22,079
Deferred revenue, current	20,796	20,188
Other current liabilities	44,741	34,253
Total current liabilities	366,881	354,218
Operating lease liabilities, noncurrent	53,050	54,956
Deferred revenue, noncurrent	62,190	60,650
Deferred tax liabilities	10,735	9,846
Other noncurrent liabilities	3,858	3,914
Total liabilities	496,714	483,584

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value	126	130
Treasury stock	(72,323)	(72,586)
Additional paid-in capital	538,172	607,345
Retained earnings (accumulated deficit)	2,159	(12,788)
Accumulated other comprehensive loss	(3,743)	(3,444)
Total stockholders’ equity	464,391	518,657
Total liabilities and stockholders’ equity	$961,105	$1,002,241
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue	$397,146	$373,356	$1,262,676	$1,350,108
Cost of revenue	205,505	201,594	676,320	761,672
Gross profit	191,641	171,762	586,356	588,436
Operating expenses
Research and development	74,223	77,758	233,780	235,484
Sales and marketing	71,643	66,600	217,428	208,917
General and administrative	33,186	48,665	113,825	136,219
Total operating expenses	179,052	193,023	565,033	580,620
Operating income (loss)	12,589	(21,261)	21,323	7,816
Other income, net
Interest income	2,629	2,391	9,638	7,540
Interest expense	(106)	(274)	(333)	(585)
Other income (expense), net	(2,464)	1,424	4,507	22,169
Total other income, net	59	3,541	13,812	29,124
Income (loss) before provision for income taxes	12,648	(17,720)	35,135	36,940
Provision for income taxes	8,939	5,851	20,188	15,974
Net income (loss)	$3,709	$(23,571)	$14,947	$20,966

Net income (loss) attributable to common stockholders:
Basic and diluted	$3,709	$(23,571)	$14,947	$20,966

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.18)	$0.12	$0.16
Diluted	$0.03	$(0.18)	$0.12	$0.16

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	122,553,129	128,311,109	123,828,150	127,825,410
Diluted	127,245,459	128,311,109	127,886,368	132,851,379

Total comprehensive income (loss)
Net income (loss)	3,709	(23,571)	14,947	20,966
Change in foreign currency translation adjustment	681	802	(267)	(1,882)
Net unrealized loss on marketable securities	(6)	—	(32)	—
Comprehensive income (loss)	$4,384	$(22,769)	$14,648	$19,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total stockholders' equity, beginning balances	$494,004	$612,914	$518,657	$560,512

Common stock
Beginning balances	$128	$130	$130	$130
Issuance of common stock pursuant to equity incentive plans	2	1	6	4
Retirement of treasury stock	(4)	(1)	(10)	(4)
Ending balances	$126	$130	$126	$130

Additional paid-in capital
Beginning balances	$577,840	$613,505	$607,345	$617,390
Issuance of common stock pursuant to equity incentive plans	4,405	2,459	16,306	20,038
Retirement of treasury stock	(66,003)	(24,833)	(150,440)	(87,517)
Stock-based compensation expense	21,930	18,329	64,961	59,549
Ending balances	$538,172	$609,460	$538,172	$609,460

Treasury stock
Beginning balances	$(77,996)	$(36,462)	$(72,586)	$(50,896)
Retirement of treasury stock	66,007	24,834	150,450	87,521
Repurchase of common stock	(52,820)	(15,009)	(129,430)	(45,063)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(7,514)	(5,715)	(20,757)	(23,914)
Ending balances	$(72,323)	$(32,352)	$(72,323)	$(32,352)

Retained earnings (accumulated deficit)
Beginning balances	$(1,550)	$42,022	$(12,788)	$(2,515)
Net income (loss)	3,709	(23,571)	14,947	20,966
Ending balances	$2,159	$18,451	$2,159	$18,451

Accumulated other comprehensive loss
Beginning balances	$(4,418)	$(6,281)	$(3,444)	$(3,597)
Change in foreign currency translation adjustment	681	802	(267)	(1,882)
Unrealized loss on investments	(6)	—	(32)	—
Ending balances	$(3,743)	$(5,479)	$(3,743)	$(5,479)

Total stockholders' equity, ending balances	$464,391	$590,210	$464,391	$590,210

Common stock shares:
Beginning balances	127,825,196	130,355,273	130,399,940	129,823,663
Issuance of common stock pursuant to equity incentive plans	1,582,772	1,271,122	4,911,125	5,416,539
Retirement of treasury stock	(3,885,878)	(1,224,309)	(9,788,975)	(4,838,116)
Ending balances	125,522,090	130,402,086	125,522,090	130,402,086

Treasury stock shares:
Beginning balances	(4,747,402)	(2,085,833)	(5,286,024)	(3,154,940)
Retirement of treasury stock	3,885,878	1,224,309	9,788,975	4,838,116
Repurchase of common stock	(3,253,468)	(932,029)	(7,777,208)	(2,548,184)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(433,871)	(367,984)	(1,274,606)	(1,296,529)
Ending balances	(4,548,863)	(2,161,537)	(4,548,863)	(2,161,537)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities
Net income	$14,947	$20,966
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	64,961	59,549
Depreciation and amortization	35,154	35,054
Provision for inventory obsolescence	2,005	14,964
Restructuring and abandonment charges	266	5,125
Deferred income taxes	819	1,569
Other	2,973	4,270
Foreign currency transaction gains	(2,750)	(12,698)
Changes in operating assets and liabilities:
Accounts receivable	(64,218)	(13,934)
Inventories	189,613	141,054
Other assets	(15,285)	9,375
Accounts payable and accrued expenses	(16,942)	(204,012)
Accrued compensation	10,251	20,640
Deferred revenue	1,685	(4,093)
Other liabilities	4,161	382
Net cash provided by operating activities	227,640	78,211
Cash flows from investing activities
Purchases of marketable securities	(68,676)	—
Purchases of property and equipment	(39,477)	(40,085)
Maturities of marketable securities	20,000	—
Net cash used in investing activities	(88,153)	(40,085)
Cash flows from financing activities
Payments for repurchase of common stock	(128,739)	(45,063)
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(20,757)	(23,914)
Proceeds from exercise of common stock options	16,312	20,042
Net cash used in financing activities	(133,184)	(48,935)
Effect of exchange rate changes on cash and cash equivalents	580	4,240
Net increase (decrease) in cash and cash equivalents	6,883	(6,569)
Cash and cash equivalents
Beginning of period	220,231	274,855
End of period	$227,114	$268,286
Supplemental disclosure
Cash paid for interest	$195	$780
Cash paid for taxes, net of refunds	$17,134	$5,217
Cash paid for amounts included in the measurement of lease liabilities	$9,637	$10,599
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$9,910	$7,129
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,277	$31,547
Change in estimate of asset retirement obligations	$—	$2,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business Overview and Basis of Presentation
Description of business
Sonos, Inc. and its wholly owned subsidiaries (collectively, "Sonos," the "Company," "we," "us" or "our") designs, develops, manufactures, and sells audio products and services. The Sonos sound system provides customers with an immersive listening experience created by the design of its speakers, headphones and components a proprietary software platform, and the ability to stream content from a variety of sources over the customer’s wireless network or over Bluetooth.
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three and nine months ended June 29, 2024, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. The nine months ended June 29, 2024 and July 1, 2023, spanned 39 weeks each. As used in this Quarterly Report on Form 10-Q, "fiscal 2024" refers to the fiscal year ending September 28, 2024, "fiscal 2023" refers to the fiscal year ended September 30, 2023, "fiscal 2022" refers to the fiscal year ended October 1, 2022, "fiscal 2021" refers to the fiscal year ended October 2, 2021, and "fiscal 2020" refers to the fiscal year ended October 3, 2020.
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
Marketable securities
The Company’s marketable securities consist of U.S. Treasury securities. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company classifies its marketable securities as available-for-sale and reports them at fair value in the condensed consolidated balance sheets, with unrealized gains and losses recorded in accumulated other comprehensive (income) loss. If securities are sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of securities are recorded in other income (expense), net in the condensed consolidated statement of operations and comprehensive income (loss).
For securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through earnings. For securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in accumulated other comprehensive loss in the condensed consolidated balance sheets.
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
•Level 2: Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of June 29, 2024 and September 30, 2023:

	June 29, 2024
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Cash equivalents:
Money market funds	$30,289	$—	$—	$30,289
U.S. Treasury securities	—	1,247	—	1,247
Total cash equivalents	30,289	1,247		31,536
Marketable Securities:
U.S. Treasury securities	—	49,515	—	49,515
Total marketable securities	—	49,515	—	49,515
Total assets	$30,289	$50,762	$—	$81,051

	September 30, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Cash equivalents:
Money market funds	$51,522	$—	$—	$51,522
Total Assets	$51,522	$—	$—	$51,522

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
4. Financial Instruments
The Company classifies its marketable securities as available-for-sale and reports them at fair value in the condensed consolidated balance sheets, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Classification of the Company's marketable securities in the condensed consolidated balance sheets is based on each instrument’s underlying contractual maturity date. Securities with an original maturity of three months or less at time of purchase are recorded in cash and cash equivalents. Securities with an original maturity of greater than three months but less than one year are recorded in marketable securities. As of June 29, 2024, the Company held no securities with original maturities exceeding one year. Realized gains and losses on the sale of securities are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).
The following is a summary of marketable securities as of June 29, 2024 (in thousands):

	June 29, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities:
U.S. Treasury securities	$50,794	$1	$(33)	$50,762
Total marketable securities	$50,794	$1	$(33)	$50,762

Reported in:
Cash and cash equivalents				$1,247
Marketable securities				49,515
Total				$50,762
The Company held no marketable securities as of September 30, 2023. There were no realized gains or losses on sales of marketable securities during the three and nine months ended June 29, 2024. For securities in an unrealized loss position, the Company evaluated whether the decline in fair value resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of the securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company does not intend to sell the securities, and it is more-likely-than-not that it will not be required to sell before recovery of their amortized cost basis. Accordingly, an allowance for credit losses was deemed unnecessary for these securities as of June 29, 2024.
The Company has elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of its marketable securities for the purpose of identifying and measuring impairment. The Company presents accrued interest receivable related to its marketable securities in prepaid and other current assets, separate from marketable securities, on its condensed consolidated balance sheets. Accrued interest receivable related to our marketable securities was immaterial as of June 29, 2024. The Company's accounting policy is to not measure an allowance for credit losses for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which it determines the accrued interest will not be collected. No accrued interest receivables were written off during the three and nine months ended June 29, 2024.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
5. Revenue and Geographic Information
Disaggregation of revenue
Revenue is attributed to each region based on ship-to address, and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region. Revenue by region is as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
(In thousands)
Americas	$264,611	$251,616	$827,238	$844,714
Europe, Middle East and Africa ("EMEA")	110,902	105,312	372,074	434,806
Asia Pacific ("APAC")	21,633	16,428	63,364	70,588
Total revenue	$397,146	$373,356	$1,262,676	$1,350,108
Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
(In thousands)
United States	$248,094	$237,211	$765,639	$785,062
Other countries	149,052	136,145	497,037	565,046
Total revenue	$397,146	$373,356	$1,262,676	$1,350,108
Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. In June 2024, the Company introduced its first-ever headphones, Sonos Ace, included within the Sonos speakers category. Revenue by major product category is as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
(In thousands)
Sonos speakers	$301,105	$289,740	$991,378	$1,070,117
Sonos system products	75,186	64,224	209,013	222,748
Partner products and other revenue	20,855	19,392	62,285	57,243
Total revenue	$397,146	$373,356	$1,262,676	$1,350,108

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
6. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consist of the following:

	June 29, 2024	September 30, 2023
(In thousands)
Accounts receivable	$178,713	$99,369
Allowance for credit losses	(2,565)	(2,711)
Allowance for sales incentives	(44,567)	(29,075)
Accounts receivable, net of allowances	$131,581	$67,583
Inventories
Inventories consist of the following:

	June 29, 2024	September 30, 2023
(In thousands)
Finished goods	$102,403	$281,571
Component parts	52,500	64,950
Inventories	$154,903	$346,521
As of June 29, 2024 and September 30, 2023, inventory write-downs were $28.3 million and $29.7 million, respectively.
Goodwill
The following table presents the changes in carrying amount of goodwill during the nine months ended June 29, 2024:

(In thousands)
Balance as of September 30, 2023	$80,420
Effect of exchange rate changes on goodwill	560
Balance as of June 29, 2024	$80,980

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Intangible assets
The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	June 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Trade name	$451	$(167)	$(6)	$278	3.75
Technology-based	31,480	(16,010)	—	15,470	4.57
Total finite-lived intangible assets	31,931	(16,177)	(6)	15,748	4.56
In-process research and development not subject to amortization	71,759	—	(1,053)	70,706
Total intangible assets	$103,690	$(16,177)	$(1,059)	$86,454
The following table summarizes the estimated future amortization expense of the Company's intangible assets as of June 29, 2024:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2024	$1,493
2025	3,369
2026	3,040
2027	3,024
2028	2,908
2029 and thereafter	1,914
Total future amortization expense	$15,748
Cloud Computing Arrangements
Capitalized costs to implement cloud computing arrangements net of accumulated amortization are reported as a component of other noncurrent assets on the Company's condensed consolidated balance sheets and were as follows:

	June 29, 2024	September 30, 2023
Cloud computing implementation costs	$24,601	$24,177
Less: accumulated amortization	8,825	6,207
Cloud computing implementation costs, net	$15,776	$17,970
Amortization expenses for implementation costs for cloud-based computing arrangements for the three and nine months ended June 29, 2024, were $0.9 million and $2.6 million, respectively. Amortization expenses for implementation costs for cloud-based computing arrangements for the three and nine months ended July 1, 2023, were $0.9 million and $2.8 million, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Accrued expenses
Accrued expenses consisted of the following:

	June 29, 2024	September 30, 2023
(In thousands)
Accrued inventory and supply chain costs	$40,858	$48,384
Accrued taxes	16,181	11,410
Accrued advertising and marketing	13,208	13,029
Accrued general and administrative expenses	10,109	9,924
Accrued product development	2,845	4,298
Other accrued payables	5,757	2,672
Total accrued expenses	$88,958	$89,717
Deferred revenue
Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and cloud-based services. Recognition of revenue for the nine months ended July 1, 2023, includes $9.2 million of deferred revenue from the fourth quarter of fiscal 2022, related to newly launched products sold to resellers not recognized as revenue until the date general availability was reached, which was the first quarter of fiscal 2023.
The following table presents the changes in the Company’s deferred revenue:

	Nine Months Ended
	June 29, 2024	July 1, 2023
(In thousands)
Deferred revenue, beginning of period	$80,838	$83,470
Recognition of revenue included in beginning of period deferred revenue	(17,723)	(21,049)
Revenue deferred, net of revenue recognized on contracts in the respective period	19,871	19,844
Deferred revenue, end of period	$82,986	$82,265
The Company expects the following recognition of deferred revenue as of June 29, 2024:

	For the fiscal years ending
	Remainder of 2024	2025	2026	2027	2028 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$5,853	$19,668	$17,286	$14,640	$25,539	$82,986

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Other current liabilities
Other current liabilities consist of the following:

	June 29, 2024	September 30, 2023
(In thousands)
Reserve for returns	$23,338	$21,462
Warranty liability	8,790	7,466
Short-term operating lease liabilities	7,722	1,153
Other	4,891	4,172
Total other current liabilities	$44,741	$34,253
The following table presents the changes in the Company’s warranty liability:

	June 29, 2024	July 1, 2023
(In thousands)
Warranty liability, beginning of period	$7,466	$5,771
Provision for warranties issued during the period	13,363	10,670
Settlements of warranty claims during the period	(12,039)	(7,472)
Warranty liability, end of period	$8,790	$8,969

7. Debt
On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA as the other lenders party thereto (the "Revolving Credit Agreement"). The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. In June 2023, the Company amended the Revolving Credit Agreement, replacing prior references to LIBOR with references to SOFR as a result of the discontinuation of LIBOR. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (at the Term SOFR Rate, plus the applicable Term SOFR Adjustment ranging from 0.11% to 0.43%, plus an applicable margin (in total, "Adjusted Term SOFR")). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over Adjusted Term SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of June 29, 2024, the Company did not have any outstanding borrowings and had $1.8 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of June 29, 2024, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
8. Commitments and Contingencies
Commitments to suppliers
As of June 29, 2024, the Company's open purchase orders to contract manufacturers for finished goods were approximately $142 million, the majority of which are expected to be paid over the next six months. As of June 29, 2024, the Company's expected commitments to suppliers for components were in the range of $280 million to $320 million, the majority of which is expected to be paid and/or utilized by our contract manufacturers in building finished goods within the next two years. The expected commitments are subject to change as a result of fluctuations in the demand forecast, as well as ongoing negotiations with contract manufacturers and suppliers. These commitments are related to components that can be specific to Sonos products and include the following: 1) indirect obligations to third-party manufacturers and suppliers, 2) the inventory owned by contract manufacturers procured to manufacture Sonos products, and 3) purchase commitments made by contract manufacturers to their upstream suppliers on behalf of the Company.
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
The Company’s Lawsuits Against Google:
On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement by Alphabet and Google of certain Sonos patents related to its smart speakers and related technology. The counterpart lawsuit is stayed pending completion of the ITC investigation and appeal thereof. The ITC concluded its investigation in January 2022, finding all five of the Company’s asserted patents to be valid and infringed by Google, and further finding that one redesign per patent proposed by Google would avoid infringement. The ITC issued a limited exclusion order and a cease-and-desist order with respect to Google’s infringing products. The Company and Google each appealed the ITC’s determination, which was upheld in its entirety by a panel of the appeals court. Google has filed a petition for rehearing by the full appeals court. A decision is expected on this petition in August 2024.
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
On August 21, 2020, Google filed a lawsuit against Sonos Europe B.V. and Sonos, Inc. in France, alleging infringement of two Google patents seeking monetary damages and an injunction preventing sales of allegedly infringing products. In February 2021, Google withdrew its infringement allegations regarding one patent in view of prior art brought to the attention of the court by the Company. In March 2022, the French trial court ruled for the Company on one of Google's asserted patents. The French trial court found the other Google patent invalid in November 2023. Google appealed the French trial court's March 2022 and November 2023 rulings. In April 2024, Google dismissed its appeal of the November 2023 ruling, which is now final. In May 2024, Google's appeal of the March 2022 judgment was decided against Google and in favor of Sonos.
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
Implicit
On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company has infringed on certain claims of two patents in this case. The Company denies the allegations. The claims at issue have been held unpatentable by the U.S. Patent and Trademark Office. Implicit has appealed this ruling, which is currently scheduled to be heard by the appeals court in 2024. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of June 29, 2024.
The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.
9. Stockholders' Equity
On November 15, 2023, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $200.0 million. During the nine months ended June 29, 2024, the Company repurchased 7,777,208 shares for an aggregate purchase price of $128.7 million at an average price of $16.54 per share under the

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
repurchase program. Aggregate purchase price and average price per share exclude commission and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the condensed consolidated statements of equity. The Company had $71.3 million available for share repurchases under the repurchase program as of June 29, 2024.
Treasury stock during the nine months ended June 29, 2024, included 1,274,606 shares withheld to satisfy employees' tax withholding requirements in connection with vesting of stock awards. Additionally, during the nine months ended June 29, 2024, the Company retired 9,788,975 shares of treasury stock.
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
Stock options
Pursuant to the 2018 Plan, the Company issued stock options to employees and directors. The option price, number of shares, and grant date are determined at the discretion of the Board. For so long as the option holder performs services for the Company, the options generally vest over 48 months, on a monthly or quarterly basis, with certain options subject to an initial annual cliff vest and are exercisable for a period not to exceed ten years from the date of grant.
The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 30, 2023	8,549,957	$13.99	3.6	$1,689
Exercised	(1,282,266)	$12.72
Forfeited	(25,582)	$14.37
Outstanding at June 29, 2024	7,242,109	$14.21	3.1	$5,424
As of June 29, 2024 and September 30, 2023, all outstanding stock options have vested and the Company had no unrecognized stock-based compensation expense related to stock options.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Restricted stock units ("RSU")
Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. RSUs vest quarterly over the service period, which is generally four years, with certain awards subject to an initial annual cliff vest. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 30, 2023	7,662,035	$19.42	$98,917
Granted	9,294,757	$11.90
Released	(3,573,089)	$16.34
Forfeited	(926,096)	$15.84
Outstanding at June 29, 2024	12,457,607	$14.96	$183,874
At June 29, 2024
Units expected to vest	10,483,861	$15.06	$154,742
As of June 29, 2024 and September 30, 2023, the Company had $137.6 million and $111.6 million of unrecognized stock-based compensation expense related to RSUs, which are expected to be recognized over weighted-average periods of 2.5 and 2.4 years, respectively.
Performance stock units ("PSU")
Pursuant to the 2018 Plan, the Company has issued and may issue certain PSUs that vest on the satisfaction of service and performance conditions. The number of outstanding PSUs is based on the target number of share awards. The number of shares vested at the end of the performance period is based on achievement of performance conditions and may include adjustments to reflect the extent to which the corresponding performance goals have been achieved. The number of shares released during the nine months ended June 29, 2024, includes performance achievement adjustments of a net reduction of 25,057 units. The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 30, 2023	265,191	$21.27	$3,424
Granted	499,716	$17.64
Released	(80,827)	$23.35
Outstanding at June 29, 2024	684,080	$18.37	$10,097
As of June 29, 2024 and September 30, 2023, the Company had $3.8 million and $0.3 million of unrecognized stock-based compensation expense related to PSUs, which are expected to be recognized over weighted-average periods of 1.7 and 1.2 years, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Stock-based compensation
Total stock-based compensation expense by functional category was as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
(In thousands)
Cost of revenue	$655	$450	$1,995	$1,601
Research and development	9,735	8,637	29,133	27,353
Sales and marketing	4,510	3,590	13,297	12,178
General and administrative	7,030	5,652	20,536	18,417
Total stock-based compensation expense	$21,930	$18,329	$64,961	$59,549
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
The Company recorded a provision for income taxes of $8.9 million and $5.9 million for the three months ended June 29, 2024 and July 1, 2023, respectively, related to U.S. and non-U.S. income taxes.
The Company recorded a provision for income taxes of $20.2 million and $16.0 million for the nine months ended June 29, 2024 and July 1, 2023, respectively, related to U.S. and non-U.S. income taxes.
For the three and nine months ended June 29, 2024, and July 1, 2023, the Company calculated its U.S. income tax provision using the discrete method as though the interim year-to-date period was an annual period. The application of the AETR method generally required by ASC 740, Income Taxes, was not utilized to calculate the U.S. interim income tax provision given that deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method.
For the three and nine months ended June 29, 2024, and July 1, 2023, the Company's U.S. income tax provision was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 of the U.S. Internal Revenue Code ("Section 174") as the Company recorded a current U.S. tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against its U.S. deferred tax assets.
For the nine months ended June 29, 2024, the Company concluded that a full valuation allowance on its deferred tax assets in the U.S. continued to be appropriate considering cumulative pre-tax losses in recent years and uncertainty with respect to future taxable income. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the remaining valuation allowance. Release of the valuation allowance in the U.S. would result in a benefit to the income tax provision in the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S.
12. Net Income (Loss) Per Share
Basic net income (loss) per share attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income (loss) per share attributable to common

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
stockholders adjusts the basic net income (loss) per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock awards, using the treasury stock method.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$3,709	$(23,571)	$14,947	$20,966
Denominator:
Weighted-average shares of common stock—basic	122,553,129	128,311,109	123,828,150	127,825,410
Effect of potentially dilutive stock options	1,116,000	—	956,598	2,164,370
Effect of RSUs	3,543,526	—	3,085,571	2,807,869
Effect of PSUs	32,804	—	16,049	53,730
Weighted-average shares of common stock—diluted	127,245,459	128,311,109	127,886,368	132,851,379
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.18)	$0.12	$0.16
Diluted	$0.03	$(0.18)	$0.12	$0.16
The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Stock options to purchase common stock	6,371,604	9,035,818	6,998,738	7,525,339
Restricted stock units	9,556,879	9,569,869	9,828,619	7,429,364
Performance stock units	187,255	180,762	88,030	119,754
Total	16,115,738	18,786,449	16,915,387	15,074,457
13. Retirement Plans
The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $2.5 million for the three months ended June 29, 2024 and July 1, 2023, respectively. The Company's matching contributions totaled $7.4 million and $7.2 million for the nine months ended June 29, 2024 and July 1, 2023, respectively.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "would," "expect," "objective," "plan," "potential," "seek," "grow," "target," "if," and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, objectives, restructuring efforts, timing of certain tax impacts and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. Except as required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
Sonos is one of the world's leading sound experience brands.
We pioneered multi-room, wireless audio products, debuting the world’s first multi-room wireless sound system in 2005. In June 2024, we introduced Sonos Ace, marking Sonos' entry into the personal listening category. Today, our product lineup includes wireless, portable, and home theater speakers, headphones, components, and accessories to address consumers’ evolving audio needs. We are known for delivering unparalleled sound, thoughtful design aesthetic, simplicity of use, and an open platform. Our platform has attracted a broad range of more than 100 streaming content providers, such as Apple Music, Spotify, Deezer, and Pandora. These partners find value in our independent platform and access to our millions of desirable and engaged customers. We frequently introduce new services and features across our platform, providing our customers with enhanced functionality, improved sound, and an enriched user experience. In May 2024, we launched an extensive redesign of our Sonos app. We rebuilt the app from the ground up with the purpose of improving the user experience through a modern user interface and to provide a modular developer platform allowing us to drive more innovation faster in the future. We are committed to continuous technological innovation as reflected in our growing global patent portfolio. We believe our patents comprise the foundational intellectual property for wireless multi-room and other audio technologies.
We generate revenue from the sale of our Sonos speaker products, including wireless speakers, home theater speakers and beginning in June 2024, headphones, from our Sonos system products, which largely comprises our component products, and from partner products and other revenue, including partnerships with IKEA and Sonance, Sonos and third-party accessories, licensing, advertising, and subscription revenue.
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

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
(In thousands, except percentages)
Total revenue	$397,146	$373,356	$1,262,676	$1,350,108
Products sold	1,280	1,208	4,135	4,688
Net income (loss)	$3,709	$(23,571)	$14,947	$20,966
Net income (loss) margin(1)	0.9%	(6.3%)	1.2%	1.6%
Adjusted EBITDA(2)	$48,906	$34,304	$130,506	$147,600
Adjusted EBITDA margin(2)	12.3%	9.2%	10.3%	10.9%
(1)Net income (loss) margin is calculated by dividing net income (loss) by revenue.
(2)For additional information regarding Adjusted EBITDA and Adjusted EBITDA margin (which are non-GAAP financial measures), including reconciliations of net income (loss) to Adjusted EBITDA, see the section titled "Non-GAAP Financial Measures" below.
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
•do not reflect items that are not considered representative of our underlying operating performance which may reduce cash available to us; and
•may not be comparable to similar non-GAAP financial measures used by other companies, because the expenses and other items that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses and other items, if any, that other companies may exclude from these non-GAAP financial measures when they report their operating results.
Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
(In thousands, except percentages)
Net income (loss)	$3,709	$(23,571)	$14,947	$20,966
Add (deduct):
Depreciation and amortization	12,032	12,209	35,154	35,054
Stock-based compensation expense	21,930	18,329	64,961	59,549
Interest income	(2,629)	(2,391)	(9,638)	(7,540)
Interest expense	106	274	333	585
Other (income) expense, net	2,464	(1,424)	(4,507)	(22,169)
Provision for income taxes	8,939	5,851	20,188	15,974
Legal and transaction related costs(1)	1,062	14,699	7,202	30,006
Restructuring and abandonment costs(2)	1,293	10,328	1,866	15,175
Adjusted EBITDA	$48,906	$34,304	$130,506	$147,600
Revenue	$397,146	$373,356	$1,262,676	$1,350,108
Net income (loss) margin	0.9%	(6.3%)	1.2%	1.6%
Adjusted EBITDA margin	12.3%	9.2%	10.3%	10.9%
(1)Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google, as well as legal and transaction costs associated with our acquisition activity, which we do not consider representative of our underlying operating performance.
(2)Restructuring and abandonment costs for the three and nine months ended June 29, 2024 and July 1, 2023, are primarily related to our restructuring plan initiated on June 14, 2023, and also costs incurred in March 2023 related to the abandonment of portions of our office spaces.
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
In May 2024, we launched an extensive redesign of our Sonos app. We rebuilt the app from the ground up with the purpose of improving the user experience through a modern user interface and to provide a modular developer platform allowing us to drive more innovation faster in the future. App improvements are being rolled out on an ongoing basis following issues experienced by our partners and customers. Due to the ongoing improvements being made to resolve the outstanding issues with the Sonos app, we are delaying the introduction of two new products originally planned for the fourth quarter of fiscal 2024.
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
Interest Income, Interest Expense, and Other Income (Expense), Net
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

	Three Months Ended				Nine Months Ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
(Dollars in thousands)	$	%	$	%	$	%	$	%
Revenue	$397,146	100.0%	$373,356	100.0%	$1,262,676	100.0%	$1,350,108	100.0%
Cost of revenue(1)	205,505	51.7	201,594	54.0	676,320	53.6	761,672	56.4
Gross profit	191,641	48.3	171,762	46.0	586,356	46.4	588,436	43.6
Operating expenses
Research and development(1)	74,223	18.7	77,758	20.8	233,780	18.5	235,484	17.4
Sales and marketing(1)	71,643	18.0	66,600	17.8	217,428	17.2	208,917	15.5
General and administrative(1)	33,186	8.4	48,665	13.0	113,825	9.0	136,219	10.1
Total operating expenses	179,052	45.1	193,023	51.7	565,033	44.7	580,620	43.0
Operating income (loss)	12,589	3.2	(21,261)	(5.7)	21,323	1.7	7,816	0.6
Other income, net
Interest income	2,629	0.7	2,391	0.6	9,638	0.8	7,540	0.6
Interest expense	(106)	—	(274)	(0.1)	(333)	—	(585)	—
Other income (expense), net	(2,464)	(0.6)	1,424	0.4	4,507	0.4	22,169	1.6
Total other income, net	59	—	3,541	0.9	13,812	1.1	29,124	2.2
Income (loss) before provision for income taxes	12,648	3.2	(17,720)	(4.7)	35,135	2.8	36,940	2.7
Provision for income taxes	8,939	2.3	5,851	1.6	20,188	1.6	15,974	1.2
Net income (loss)	$3,709	0.9%	$(23,571)	(6.3%)	$14,947	1.2%	$20,966	1.6%
Adjusted EBITDA (2)	$48,906	12.3%	$34,304	9.2%	$130,506	10.3%	$147,600	10.9%
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended				Nine Months Ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
(In thousands, except percentages)	$	%	$	%	$	%	$	%
Cost of revenue	$655	0.2%	$450	0.1%	$1,995	0.2%	$1,601	0.1%
Research and development	9,735	2.5	8,637	2.3	29,133	2.3	27,353	2.0
Sales and marketing	4,510	1.1	3,590	1.0	13,297	1.1	12,178	0.9
General and administrative	7,030	1.8	5,652	1.5	20,536	1.6	18,417	1.4
Total stock-based compensation expense	$21,930	5.5%	$18,329	4.9%	$64,961	5.1%	$59,549	4.4%
(2)Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled "Non-GAAP Financial Measures" above.

Comparison of the three and nine months ended June 29, 2024 and July 1, 2023
Revenue
Comparison of the three months ended June 29, 2024 and July 1, 2023

	Three Months Ended				Change
	June 29, 2024		July 1, 2023		$	%
(In thousands, except percentages)	$	%	$	%
Sonos speakers	$301,105	75.8%	$289,740	77.6%	$11,365	3.9%
Sonos system products	75,186	18.9	64,224	17.2	10,962	17.1
Partner products and other revenue	20,855	5.3	19,392	5.2	1,463	7.5
Total revenue	$397,146	100.0%	$373,356	100.0%	$23,790	6.4%
Volume data (products sold/units in thousands)					Units	%
Total products sold	1,280		1,208		72	6.0%
Total revenue increased $23.8 million, or 6.4%, for the three months ended June 29, 2024 compared to the three months ended July 1, 2023, primarily driven by the introduction of our first-ever headphones, Sonos Ace, in June 2024, partially offset by softer demand across all regions and challenging market conditions.

Sonos speakers revenue represented 75.8% of total revenue for the three months ended June 29, 2024 and increased 3.9% compared to the three months ended July 1, 2023, primarily driven by the introduction of Sonos Ace in June 2024 and strong sales of Era 100. The increase was partially offset by expected declines in One as well as Sub. Sonos system products represented 18.9% of total revenue for the three months ended June 29, 2024 and increased 17.1% compared to the three months ended July 1, 2023, due to sales to our installed solutions channel relative to fiscal 2023. Partner products and other revenue represented 5.3% of total revenue for the three months ended June 29, 2024 and increased 7.5% compared to the three months ended July 1, 2023, primarily driven by increases in orders of our partner products.

The volume of products sold increased 6.0% for the three months ended June 29, 2024 compared to the three months ended July 1, 2023, primarily driven by the introduction of Sonos Ace in June 2024, and strong sales of Era 100. The increase was partially offset by expected declines in One.

	Three Months Ended		Change
	June 29, 2024	July 1, 2023	$	%	Constant Currency Change (1)
(In thousands, except percentages)
Americas	$264,611	$251,616	$12,995	5.2%	5.2%
EMEA	110,902	105,312	5,590	5.3	5.5
APAC	21,633	16,428	5,205	31.7	34.7
Total revenue	$397,146	$373,356	$23,790	6.4%	6.6%
(1)Constant currency is a financial measure that is not calculated in accordance with U.S. GAAP. For additional information, see the section titled "Non-GAAP Financial Measures" above.

Comparison of the nine months ended June 29, 2024 and July 1, 2023

	Nine Months Ended				Change
	June 29, 2024		July 1, 2023		$	%
(In thousands, except percentages)	$	%	$	%
Sonos speakers	$991,378	78.5%	$1,070,117	79.3%	$(78,739)	(7.4)%
Sonos system products	209,013	16.6	$222,748	16.5	(13,735)	(6.2)
Partner products and other revenue	62,285	4.9	$57,243	4.2	5,042	8.8
Total revenue	$1,262,676	100.0%	$1,350,108	100.0%	$(87,432)	(6.5)%
Volume data (products sold/units in thousands)					Units	%
Total products sold	4,135		4,688		(553)	(11.8)%
Total revenue decreased $87.4 million, or 6.5% for the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023, primarily due to softer demand across all regions and challenging market conditions, as well as declines in our retail and other channels as our channel partners normalized ordering levels, partially offset by the introduction of Sonos Ace in June 2024, and the impact of favorable foreign exchange rates.
Sonos speakers revenue represented 78.5% of total revenue for the nine months ended June 29, 2024 and decreased 7.4% compared to the nine months ended July 1, 2023, primarily driven by expected declines in One, softer demand across the category and challenging market conditions, particularly in Sub, Arc, and Beam, as well as Sub Mini. These declines were partially offset by strong sales of Era 100 and Era 300, which were introduced in March 2023, and by the introduction of Sonos Ace in June 2024. Sonos system products represented 16.6% of total revenue for the nine months ended June 29, 2024 and decreased 6.2% compared to the nine months ended July 1, 2023, due to continued normalization of ordering levels in our installed solutions channel relative to fiscal 2023. Partner products and other revenue represented 4.9% of total revenue for the nine months ended June 29, 2024 and increased 8.8% compared to the nine months ended July 1, 2023, primarily driven by increases in orders of our partner products.
The volume of products sold decreased 11.8% for the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023, primarily driven by expected declines in units of One, and softer demand and challenging market conditions across the Sonos Speakers category. These declines were partially offset by sales of Era 100, and Era 300, as well as the introduction of Ace in June 2024. The decrease in volume of products sold outpaced that of revenue due to the impact of product mix.

	Nine Months Ended		Change
	June 29, 2024	July 1, 2023	$	%	Constant Currency Change (1)
(In thousands, except percentages)
Americas	$827,238	$844,714	$(17,476)	(2.1)%	(2.2)%
EMEA	372,074	434,806	(62,732)	(14.4)	(17.0)
APAC	63,364	70,588	(7,224)	(10.2)	(8.6)
Total revenue	$1,262,676	$1,350,108	$(87,432)	(6.5)%	(7.3)%
(1)Constant currency is a financial measure that is not calculated in accordance with U.S. GAAP. For additional information, see the section titled "Non-GAAP Financial Measures" above.

Cost of Revenue and Gross Profit
Comparison of the three months ended June 29, 2024 and July 1, 2023

	Three Months Ended		Change
	June 29, 2024	July 1, 2023	$	%
(In thousands, except percentages)
Cost of revenue	$205,505	$201,594	$3,911	1.9%
Gross profit	$191,641	$171,762	$19,879	11.6%
Gross margin	48.3%	46.0%
Cost of revenue increased $3.9 million, or 1.9%, for the three months ended June 29, 2024 compared to the three months ended July 1, 2023, primarily due to an increase in products sold, partially offset by a decrease in product and material costs.
Gross margin increased 230 basis points for the three months ended June 29, 2024 compared to the three months ended July 1, 2023, primarily due to a decrease in inventory-related write-downs, and decreased product and material costs, partially offset by increased promotional activity, as well as the absence of tariff refunds this year compared to last year.
Comparison of the nine months ended June 29, 2024 and July 1, 2023

	Nine Months Ended		Change
	June 29, 2024	July 1, 2023	$	%
(In thousands, except percentages)
Cost of revenue	$676,320	$761,672	$(85,352)	(11.2)%
Gross profit	$586,356	$588,436	$(2,080)	(0.4)%
Gross margin	46.4%	43.6%
Cost of revenue decreased $85.4 million, or 11.2%, for the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023, primarily due to a decrease in products sold, decreased product and material costs, as well as decreased inventory-related write-downs, partially offset by the impact of product mix.
Gross margin increased 280 basis points for the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023. The increase was primarily due to a decrease in product and material costs, decreased inventory-related write-downs, and favorability from product mix, partially offset by increased promotional activity.
Research and Development
Comparison of the three months ended June 29, 2024 and July 1, 2023

	Three Months Ended		Change
	June 29, 2024	July 1, 2023	$	%
(In thousands, except percentages)
Research and development	$73,745	$74,072	$(327)	(0.4%)
Restructuring and abandonment costs	478	3,686	(3,208)	(87.0)
Total research and development	$74,223	$77,758	$(3,535)	(4.5%)
Percentage of revenue	18.7%	20.8%

Research and development expenses decreased $3.5 million, or 4.5%, for the three months ended June 29, 2024 compared to the three months ended July 1, 2023. This decrease was primarily driven by lower personnel-related expenses of $6.3 million and a decrease in restructuring and abandonment costs of $3.2 million, partially offset by an increase in product development costs of $2.4 million.
Comparison of the nine months ended June 29, 2024 and July 1, 2023

	Nine Months Ended		Change
	June 29, 2024	July 1, 2023	$	%
(In thousands, except percentages)
Research and development	$232,979	$229,116	$3,863	1.7%
Restructuring and abandonment costs	801	6,368	(5,567)	(87.4)
Total research and development	$233,780	$235,484	$(1,704)	(0.7%)
Percentage of revenue	18.5%	17.4%
Research and development expenses decreased $1.7 million, or 0.7%, for the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023. This decrease was primarily driven by a decrease in restructuring and abandonment costs of $5.6 million, partially offset by an increase in product development costs of $2.9 million.
Sales and Marketing
Comparison of the three months ended June 29, 2024 and July 1, 2023

	Three Months Ended		Change
	June 29, 2024	July 1, 2023	$	%
(In thousands, except percentages)
Sales and marketing	$71,458	$62,178	$9,280	14.9%
Restructuring and abandonment costs	185	4,422	(4,237)	(95.8)
Total sales and marketing	$71,643	$66,600	$5,043	7.6%
Percentage of revenue	18.0%	17.8%
Sales and marketing expenses increased $5.0 million, or 7.6%, for the three months ended June 29, 2024 compared to the three months ended July 1, 2023. This increase was primarily driven by higher advertising and marketing expenses of $7.0 million related to our recent product launch of Sonos Ace in June 2024, partially offset by a decrease in restructuring and abandonment costs of $4.2 million.
Comparison of the nine months ended June 29, 2024 and July 1, 2023

	Nine Months Ended		Change
	June 29, 2024	July 1, 2023	$	%
(In thousands, except percentages)
Sales and marketing	$217,131	$203,462	$13,669	6.7%
Restructuring and abandonment costs	297	5,455	(5,158)	(94.6)%
Total sales and marketing	$217,428	$208,917	$8,511	4.1%
Percentage of revenue	17.2%	15.5%
Sales and marketing expenses increased $8.5 million, or 4.1%, for the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023. The increase was primarily driven by an increase in our advertising and marketing expenses of $9.1 million, and an increase in depreciation of $2.7 million mainly related to our product displays, partially offset by a decrease in restructuring and abandonment costs of $5.2 million.
General and Administrative
Comparison of the three months ended June 29, 2024 and July 1, 2023

	Three Months Ended		Change
	June 29, 2024	July 1, 2023	$	%
(In thousands, except percentages)
General and administrative	$32,556	$46,445	$(13,889)	(29.9%)
Restructuring and abandonment costs	630	2,220	(1,590)	(71.6)
Total general and administrative	$33,186	$48,665	$(15,479)	(31.8%)
Percentage of revenue	8.4%	13.0%
General and administrative expenses decreased $15.5 million, or 31.8%, for the three months ended June 29, 2024 compared to the three months ended July 1, 2023, primarily related to a $13.6 million decrease in legal fees mainly related to our IP litigation, lower personnel-related costs of $2.3 million, and a decrease in restructuring and abandonment costs of $1.6 million.
Comparison of the nine months ended June 29, 2024 and July 1, 2023

	Nine Months Ended		Change
	June 29, 2024	July 1, 2023	$	%
(In thousands, except percentages)
General and administrative	$113,057	$132,867	$(19,810)	(14.9%)
Restructuring and abandonment costs	768	3,352	(2,584)	(77.1)
Total general and administrative	$113,825	$136,219	$(22,394)	(16.4%)
Percentage of revenue	9.0%	10.1%
General and administrative expenses decreased $22.4 million, or 16.4%, for the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023, primarily related to a $20.4 million decrease in legal fees mainly related to our IP litigation and a decrease in restructuring and abandonment costs of $2.6 million.
Interest Income, Interest Expense, and Other Income (Expense), Net
Comparison of the three months ended June 29, 2024 and July 1, 2023

	Three Months Ended		Change
	June 29, 2024	July 1, 2023	$	%
(In thousands, except percentages)
Other income, net
Interest income	$2,629	$2,391	$238	10.0%
Interest expense	(106)	(274)	168	(61.3)
Other income (expense), net	(2,464)	1,424	(3,888)	(273.0)
Total other income, net	$59	$3,541	$(3,482)	(98.3)%

Interest income for the three months ended June 29, 2024 compared to the three months ended July 1, 2023, increased due to higher yields on our marketable securities. Interest expense for the three months ended June 29, 2024 compared to the three months ended July 1, 2023, decreased primarily due to reduced expenses associated with our Revolving Credit Agreement and banking partners. Other income (expense), net for the three months ended June 29, 2024 compared to the three months ended July 1, 2023, decreased from other income of $1.4 million in July 1, 2023 to other expense of $2.5 million in June 29, 2024 due to foreign currency exchange fluctuations.
Comparison of the nine months ended June 29, 2024 and July 1, 2023

	Nine Months Ended		Change
	June 29, 2024	July 1, 2023	$	%
(In thousands, except percentages)
Other income, net
Interest income	$9,638	$7,540	$2,098	27.8%
Interest expense	(333)	(585)	252	(43.1)
Other income, net	4,507	22,169	(17,662)	(79.7)
Total other income, net	$13,812	$29,124	$(15,312)	(52.6)%
Interest income for the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023, increased due to higher yields on our cash and cash equivalents and marketable securities. Interest expense for the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023, decreased primarily due to reduced expenses associated with our Revolving Credit Agreement and banking partners. Other income, net for the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023, decreased due to foreign currency exchange fluctuations.
Provision for Income Taxes
Comparison of the three months ended June 29, 2024 and July 1, 2023

	Three Months Ended		Change
	June 29, 2024	July 1, 2023	$	%
(In thousands, except percentages)
Provision for income taxes	$8,939	$5,851	$3,088	52.8%
The provision for income taxes increased from $5.9 million for the three months ended July 1, 2023, to $8.9 million for the three months ended June 29, 2024. The increase in the provision for income taxes is driven by changes to the mix of earnings by jurisdiction and less available U.S. net operating loss carryforwards.
For the three months ended June 29, 2024, we calculated our U.S. income tax provision using the discrete method as though the interim year-to-date period was an annual period. This approach is consistent with the method used for the three months ended March 30, 2024. The application of the annual effective tax rate ("AETR") method generally required by ASC 740 was not utilized to calculate the U.S. interim tax provision as deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method.
For the three months ended July 1, 2023, we calculated our U.S. income tax provision using the discrete method as though the interim year-to-date period was an annual period. This approach is consistent with the method used for the three months ended April 1, 2023.

Comparison of the nine months ended June 29, 2024 and July 1, 2023

	Nine Months Ended		Change
	June 29, 2024	July 1, 2023	$	%
(In thousands, except percentages)
Provision for income taxes	$20,188	$15,974	$4,214	26.4%
The provision for income taxes increased from $16.0 million for the nine months ended July 1, 2023, to $20.2 million for the nine months ended June 29, 2024. The increase in the provision for income taxes is driven by changes to the mix of earnings by jurisdiction and less available U.S. net operating loss carryforwards.
Liquidity and Capital Resources
Our operations are financed primarily through cash flows from operating activities and net proceeds from the sale of our equity securities. As of June 29, 2024, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $227.1 million, including $86.4 million held by our foreign subsidiaries, marketable securities of $49.5 million, proceeds from the exercise of stock options, and borrowing capacity under the credit facility under our Revolving Credit Agreement. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of June 29, 2024, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
We believe our existing cash and cash equivalent balances, cash flows from operations and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. We hold our cash with a diverse group of major financial institutions and have processes and safeguards in place to manage our cash balances and mitigate the risk of loss. In October 2021, we entered into the Revolving Credit Agreement, which allows us to borrow up to $100 million, with a maturity date of October 2026. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, our potential merger and acquisition activity, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing, it would result in increased debt service obligations and the instruments governing such debt could require additional operating and financing covenants that would restrict our operations.
Debt Obligations
On October 13, 2021, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a five year senior secured revolving credit facility in the amount of up to $100 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (SOFR plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of June 29, 2024, we did not have any outstanding borrowings and had $1.8 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of June 29, 2024, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	June 29, 2024	July 1, 2023
(In thousands)
Net cash provided by (used in):
Operating activities	$227,640	$78,211
Investing activities	(88,153)	(40,085)
Financing activities	(133,184)	(48,935)
Effect of exchange rate changes	580	4,240
Net increase (decrease) in cash and cash equivalents	$6,883	$(6,569)
Cash flows from operating activities
Net cash provided by operating activities of $227.6 million for the nine months ended June 29, 2024, consisted of net income of $14.9 million, non-cash adjustments of $103.4 million, and a net increase in cash related to changes in operating assets and liabilities of $109.3 million. Non-cash adjustments primarily consisted of stock-based compensation expense of $65.0 million, depreciation and amortization of $35.2 million, provision for inventory obsolescence of $2.0 million, deferred income taxes of $0.8 million, and other adjustments of $3.0 million, partially offset by foreign currency transaction gains of $2.8 million. The net increase in cash from the change in operating assets and liabilities was primarily due to a decrease in inventories of $189.6 million as the result of measures taken to more efficiently manage inventory and the implementation of new payment terms with suppliers, an increase in accrued compensation of $10.3 million, an increase in other liabilities of $4.2 million primarily for provisions for our returns, and an increase in deferred revenue of $1.7 million. The net increase in cash from the change in operating assets and liabilities was partially offset by an increase in accounts receivable of $64.2 million, decreases in accounts payable and accrued expenses of $16.9 million, and an increase in other assets of $15.3 million due to timing of prepaid contracts.
Cash flows from investing activities
Cash used in investing activities of $88.2 million for the nine months ended June 29, 2024, primarily consisted of the purchases of marketable securities of $68.7 million and purchases of property and equipment of $39.5 million mainly related to point-of-sale product displays and manufacturing-related tooling and test equipment to support the launch of new products, partially offset by cash provided by maturities of marketable securities of $20.0 million.
Cash flows from financing activities
Cash used in financing activities of $133.2 million for the nine months ended June 29, 2024, primarily consisted of payments for repurchases of common stock of $128.7 million and payments for repurchases of common stock related to shares withheld for tax in connection with vesting of stock awards of $20.8 million, partially offset by proceeds from the exercise of stock options of $16.3 million.
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
We have not entered into any material foreign exchange contracts or derivatives to hedge any foreign currency exposures. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on our future results of operations.
For the three months ended June 29, 2024 and July 1, 2023, we recognized a loss from foreign currency exchange of $2.6 million and $0.5 million, respectively. For the nine months ended June 29, 2024 and July 1, 2023, we recognized a gain from foreign currency exchange of $4.2 million and $20.2 million, respectively. Based on transactions denominated in currencies other than U.S. dollar as of June 29, 2024, a hypothetical adverse change of 10% would have resulted in an adverse impact on income before provision for income taxes of approximately $4.5 million and $17.2 million for the three and nine months ended June 29, 2024, respectively.
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of June 29, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control
There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended June 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Due to the quickly evolving and highly competitive nature of the home audio and broader consumer electronics industry, we must frequently introduce new products, enhance existing products and effectively stimulate customer demand for new and upgraded products in both mature and developing markets. For example, in March 2023, we introduced Sonos Era 100 and Sonos Era 300, our next generation of smart speakers; in September 2023, we introduced Move 2, our next generation of our Move speaker; in April 2023, we introduced Sonos Pro, our new audio subscription service for businesses; in May 2024, we released an extensive redesign of our Sonos app; and in June 2024, we introduced Sonos Ace, our over-the-ear headphones product. The successful introduction of these products, product enhancements and any new products depends on a number of factors, such as the timely completion of development efforts to correspond with limited windows for market introduction. We face significant challenges in managing the risks associated with new product introductions, product enhancements and production ramp-up issues, including accurately forecasting initial consumer demand, and effectively managing any third-party strategic alliances or collaborative partnerships related to new product development or commercialization. New products and product enhancements may also have quality or other defects in the early stages of introduction or may not achieve the market acceptance necessary to generate sufficient revenue. New and upgraded products can also affect the sales and profitability of existing products. Accordingly, if we cannot properly manage the introduction of new products, our operating results, financial condition, customer or partner relationships and reputation may be adversely impacted, particularly if the cadence of new product introductions increases as we expect.
We face risks related to the adoption and operations of our recently redesigned Sonos app.
In May 2024, we launched an extensive redesign of our Sonos app and operating system. We did this to provide our customers with a more modern user interface and a modular developer platform that would allow us to deliver new and innovative customer experiences at a faster pace. Since the launch of our redesigned Sonos app, certain of our customers and partners have experienced performance issues, including missing features, trouble with set up, and general unreliability. These issues with the app have led to increased customer complaints and dissatisfaction, including complaints expressed publicly on social media and elsewhere, and we believe that the app rollout has led to decreased sales of our existing products and reputational harm.
We have begun to address these issues with software updates to fix bugs and add back certain features, and will continue to do so in future releases. That said, we may be unable to address all of our customers’ and partners’ issues on a timely basis or at all. Further, the issues resulting from the launch of the redesigned Sonos app, as well as the need to manage challenges associated with maintaining and improving the operations of the app, may result, and have resulted, in collateral consequences on our business. For example, we have delayed the introduction of two new products originally planned for launch in the fourth fiscal quarter of 2024 until we have further improved the app experience for customers and partners. Moreover, we expect to incur short-term costs as part of our efforts to improve the app experience and address the concerns of our customers and partners, including increasing customer support staff and taking other measures to engage with and support customers and partners.
If the quality and user experience of the Sonos app and related services do not meet the expectations of our customers and partners, or if we cannot successfully address the concerns raised by our customers and partners related to the launch of the redesigned Sonos app, our operating results, financial condition, customer or partner relationships and reputation may be further adversely impacted.

Although we have achieved profitability in the past, our results fluctuate, and we may not be able to regain or maintain, as applicable, profitability or consistent revenue growth and may incur increased operating costs in the future.
Although we were profitable in fiscal 2021 and fiscal 2022, we had a net loss of $10.3 million in fiscal 2023. As of June 29, 2024, we had retained earnings of $2.2 million.
Our operating expenses may increase in the future as we expand our operations and execute on our product roadmap and strategy. In order to expand our business and our product offerings, we expect to make future expenditures, including investments in:
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
Following a period of heightened demand during the COVID-19 pandemic, we have continued to see softer consumer demand, including as consumers experience inflationary pressures and shift from purchasing goods to purchasing services and travel. As a result, we have had to, and may continue to, write-down or write-off inventory or sell the excess inventory at discounted prices, which has, and could in the future, cause our gross margin to suffer. In addition, excess inventory has, and may in the future, result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. In addition, in the event of excess inventory, including excess component inventory, we may be unable to renegotiate our agreements with existing suppliers on mutually acceptable terms. Although in certain instances our agreements with certain suppliers allow us the option to cancel, reschedule, and adjust our requirements based on our business needs, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with suppliers or partners. We may also deem it necessary or advisable to renegotiate agreements with our supply partners in order to scale our inventory with demand.
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
In order to deliver products that appeal to changing and increasingly diverse consumer preferences and to overcome the fact that a relatively high percentage of consumers may already own or use products that they perceive to be similar to those that we offer, we must develop superior technology, anticipate increasingly diverse consumer tastes and rapidly develop attractive products with competitive selling prices. In addition, many of our competitors have business objectives that may drive them to sell their speaker products at a significant discount compared to ours, particularly during periods of reduced consumer discretionary spending. Many of these companies may also subsidize these prices and seek to monetize their customers through the sale of additional services rather than the speakers themselves. With respect to Sonos Ace, many of our competitors in the headphones market have greater financial resources available to them than those available to us, allowing them to sell their headphones products at a significant discount to ours from time to time. Even if we are able to efficiently develop and offer innovative products at competitive selling prices, our operating results and financial condition may be adversely impacted if we are unable to effectively anticipate and counter the ongoing price erosion that frequently affects consumer products or if the average selling prices of our products decrease faster than we are able to reduce our manufacturing costs.
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
We have, and may in the future continue to, seek to expand beyond our core sound systems and develop products that have wider applications outside of home sound, such as commercial or office. For example, in April 2023, we introduced Sonos Pro, our new audio subscription service for businesses and, in June 2024, we introduced Sonos Ace, our new headphones product and entry into the personal listening category. Developing these products would require us to devote substantial additional resources, and our ability to succeed in developing such products to address such markets is unproven. It is likely that we would need to hire additional personnel, partner with new third parties and incur considerable research and development expenses to pursue such an expansion successfully. We may have less familiarity with consumer preferences for these products and less product or category knowledge, and we could encounter difficulties in attracting new customers due to lower levels of consumer familiarity with our brand. As a result, we may not be successful in future efforts to achieve profitability from new markets, services or new types of products, and our ability to generate revenue from our existing products may suffer. If any such expansion does not enhance our ability to maintain or grow our revenue or recover any associated development costs, our operating results could be adversely affected.
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
The value of our brand could also be severely damaged by isolated incidents, which may be outside of our control. For example, in the United States, we rely on custom installers of home audio systems for a significant portion of our sales but maintain no control over the quality of their work and thus could suffer damage to our brand or business to the extent such installations are unsatisfactory or defective. In addition, certain of our customers and partners have experienced performance issues with our redesigned Sonos app launched in May 2024, which has negatively affected, and could further negatively affect, our brand and reputation. See "We face risks related to the adoption and operations of our recently redesigned Sonos app" above for further details. Any damage to our brand or reputation may adversely affect our business, financial condition and operating results.
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
In addition, the longer lead time for many of our components presents challenges in our efforts to manage component inventory, as we procure such components based on our then current forecast of demand for our products. For example, during the pandemic we increased our investments in, and purchase commitments for, components with longer lead times where possible to secure inventory in anticipation of shortages and strong demand, and we may need to do so again in the future. In the event that actual demand for our products differs from our forecast, we may end up with excess component inventory, as we saw in fiscal 2023 and through the third quarter of fiscal 2024, negatively impacting our working capital.
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
Under the previous administration, the U.S. government has imposed significant new tariffs on China related to the importation of certain product categories, including those under the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"). These Section 301 tariffs have increased our cost of revenue and adversely impacted our results of operations. We were able to obtain an exemption from the Section 301 tariffs for certain of our products, including our core speaker products, for certain periods since fiscal 2020, with the exemption for our core speaker product having expired in June 2024. To date, we have recovered virtually all refunds to which we are entitled on tariffs paid through fiscal 2022.
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
None.

Issuer Purchases of Equity Securities
The following table presents information with respect to the Company's repurchase of common stock during the quarter ended June 29, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Mar 31- Apr 27	204,115	$18.95	204,115	$119,938
Apr 28 - May 25	872,551	$16.89	872,551	$105,201
May 26 - Jun 29	2,176,802	$15.55	2,176,802	$71,348
Total	3,253,468		3,253,468
(1)In November 2023, the Board authorized a common stock repurchase program of up to $200 million. During the nine months ended June 29, 2024, the Company repurchased 7,777,208 shares for an aggregate purchase price of $128.7 million at an average price of $16.54 per share under the repurchase program. Aggregate purchase price and average price per share exclude commission and excise tax. See Note 9. Stockholders' Equity of the Company's condensed consolidated financial statements for further information. Over the past three fiscal years, the Company has completed $300.0 million in share repurchases, for 14,528,681 shares, at an average price of $20.65 per share. The Company withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under the Company's stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
On May 9, 2024, Patrick Spence, the Company's Chief Executive Officer and a member of the Board of Directors, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c). The plan provides that Mr. Spence may sell up to an aggregate of 15,000 shares of the Company's common stock. The plan terminates on the earlier of the date all shares under the plan are sold or May 12, 2025.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income (loss), (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags
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

Sonos, Inc.

Date: August 7, 2024	By:	/s/ Patrick Spence
Patrick Spence

Chief Executive Officer and Director

(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Saori Casey
Saori Casey

Chief Financial Officer

(Principal Financial Officer)

Date: August 7, 2024	By:	/s/ Chris Mason
Chris Mason

SVP Finance and Technology

(Principal Accounting Officer)