Form 10-K
period 2024-09-28
Sonos Inc
filed 2024-11-15
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38603
_______________________________________________________
SONOS, INC.
(Exact name of Registrant as specified in its charter)
_______________________________________________________

Delaware			03-0479476

(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

301 Coromar Drive	Santa Barbara	CA	93117

(Address of principal executive offices)			(Zip code)
805-965-3001
Registrant’s telephone number, including area code
_______________________________________________________
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of SONO common stock held by non-affiliates of the registrant as of March 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $1,664.6 million based on the closing price of $19.06 as reported by The Nasdaq Global Select Market System.
As of October 26, 2024, the registrant had 121,763,776 shares of common stock outstanding, $0.001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the "2025 Proxy Statement") relating to its 2025 Annual Meeting of Stockholders. The 2025 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "would," "expect," "objective," "plan," "potential," "seek," "grow," "target," "if," and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, objectives, restructuring efforts, timing of certain tax impacts, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled "Risk Factors" set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•our ability to successfully develop and introduce new products and services, including timing and cadence of launching new products and services;
•our ability to manage our international operations;
•the effects of tariffs, trade barriers and retaliatory trade measures;
•our ability to expand our customer base and expand sales to existing customers;
•our expectations regarding development of our direct-to-consumer sales channels;
•expansion of our partner network;
•the macroeconomic environment and our ability to navigate it;
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
Since we launched our first product 19 years ago, we have grown our install base by launching innovative new products, delivering a seamless customer experience, and expanding our global footprint. In fiscal 2024, existing customers accounted for approximately 44% of new product registrations. As of September 28, 2024, we had a total of nearly 50.4 million products registered in approximately 16.3 million households globally, including the addition of approximately 1.0 million new households during fiscal 2024. Our customers have typically purchased additional Sonos products over time. As of September 28, 2024, 39% of our 16.3 million households had registered more than one Sonos product. As of September 28, 2024, our households own 3.1 products on average.
Our Products
Our portfolio of products encourages customers to uniquely tailor their Sonos sound systems to best meet their sound and design preferences. In fiscal 2024, we introduced Ace, our first-ever headphones and Roam 2, our ultra-portable smart speaker.
Sonos Speakers
Our Sonos speakers category includes our all-in-one speakers, portables, home theater products, and beginning in June 2024, headphones, as follows:
All-in-one speakers:
•Era 100: Our powerful smart speaker with improved acoustics and design that delivers detailed stereo sound and deep bass. Originally launched as One in October 2017 and completely redesigned in March 2023 as Era 100. (General availability: March 2023)
•Era 300: Our bold, revolutionary speaker that offers the best out-loud listening experience for your favorite spatial audio content with Dolby Atmos. (General availability: March 2023)
•Five: Our high-fidelity speaker for superior sound. Originally launched as Play:5 (Gen 1) in November 2009 and completely redesigned in November 2015 as Play:5 (Gen 2). (General availability: June 2020)
Portables:
•Roam 2: Our ultra-portable, durable, portable smart speaker with Bluetooth and WiFi for listening on the go and at home. Originally introduced as Roam in April 2021. (General availability: May 2024)
•Move 2: Our portable, battery-powered smart speaker that delivers spacious stereo sound, with ultra-durable water resistant design for outdoor and indoor listening. Originally introduced as Move in September 2019. (General availability: September 2023)
Home theater:
•Ray: Our smallest, smart soundbar for TV, music, and more. (General availability: June 2022)
•Beam (Gen 2): Our smart, compact soundbar for TV, music, and more, with support for Dolby Atmos. Originally introduced as Beam (Gen 1) in June 2018. (General availability: October 2021)
•Arc: Our premium smart soundbar for TV, movies, music, gaming, and more, with support for Dolby Atmos. Replaced Playbar, our first smart soundbar released in April 2013 and Playbase, our powerful sound base for TVs released in 2017. (General availability: June 2020)

•Sub Mini: Our wireless subwoofer which delivers powerful, balanced bass, rich, clear low end frequencies, in a compact cylindrical design. (General availability: October 2022)
•Sub (Gen 3): Our wireless subwoofer for deep bass. Originally introduced as Sub (Gen 1) in June 2012. (General availability: June 2020)
Headphones
•Ace: Our first-ever Sonos headphones featuring lossless and spatial audio, Active Noise Cancellation, and extended battery life. (General availability: June 2024)
Sonos System Products
Our Sonos system products category includes our component products which allow customers to convert third-party wired systems, stereo systems, and home theater set-ups into our easy-to-use, wirelessly controlled streaming music system, as follows:
•Port: Our versatile streaming component for stereos or receivers. Replaced Connect which launched in January 2007. (General availability: September 2019)
•Amp: Our versatile amplifier powering all our customers’ entertainment. Replaced Connect: Amp which launched in September 2012. (General availability: February 2019)
Partner Products and Other Revenue
Our partner products and other revenue category includes our partnerships, accessories, professional services, licensing, and advertising revenue, as follows:
•Sonos Pro: Our software-as-a-service subscription offering for commercial audiences. (General availability: April 2023)
•Audi Partnership: Our first-ever automotive audio partnership delivering Sonos-tuned premium sound experience for the Q4 e-tron and further models including the A1, Q2, and Q3. (General availability: April 2021)
•Sonos Radio HD: Our subscription service of ad-free, high-definition streaming tier of our streaming radio, Sonos Radio. (General availability: November 2020)
•Sonos Radio: Our free, ad-supported streaming radio experience bringing together more than 60,000 stations from multiple streaming partners alongside original programming from Sonos. (General availability: April 2020)
•Sonos Architectural by Sonance: Our collection of installed passive speakers for indoor and outdoor use designed and optimized for Amp in partnership with Sonance, including in-ceiling, in-wall, and outdoor speakers. (General availability: April 2020)
•Accessories: Accessories allow our customers to integrate our products seamlessly into their homes including our custom-designed stands, mounts, shelves, cables, chargers, and more.
Our Software
Our proprietary software is the foundation of the Sonos sound system and further differentiates our products and services from those of our competitors. In May 2024, we launched an extensive redesign of our Sonos app. We rebuilt the app from the ground up with the purpose of improving the user experience through a modern user interface and to provide a modular developer platform allowing us to drive more innovation faster in the future. Following our launch, some of our customers and partners experienced missing features and performance issues and since May 2024, we have addressed these issues with software updates improving our app's performance and adding back certain features. We intend to continue to prioritize software update releases to optimize and enhance our app. We are committed to continuous technological innovation as reflected in our growing global patent portfolio. We believe our patents comprise the foundational intellectual property for wireless multi-room and other audio technologies.
Our software includes the following key benefits:
•Multi-room, multi-service experience. Our system enables our speakers to work individually or together in synchronized playback groups, powered by wireless network and Bluetooth capabilities to route and play audio optimally from all the different content services that our customers enjoy.

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
•Smart audio tuning. Our Trueplay technology uses the microphones on an iOS device to analyze room attributes, speaker placement and other acoustic factors to improve sound quality. We also developed Automatic TruePlay to deliver the same audio tuning experience, directly using the microphones integrated to our speakers and make this available to iOS and Android users.
•Sonos Voice Control. Designed with privacy at its core, Sonos Voice Control is the simplest way to control your music, offering complete command of your Sonos system using only your voice. Sonos Voice Control works on every voice-capable Sonos speaker, processing requests entirely on the Sonos device.
•Continuous Improvement. Our software platform and cloud service enables feature enhancements and delivery of new experiences on an ongoing basis. As a result, the Sonos experience improves for customers over time.
Our Partner Ecosystem
We have built a platform that attracts partners to enable our customers to play content from their preferred services. Our platform has attracted a broad range of more than 100 streaming content providers, such as Apple Music, Spotify, Deezer, and Pandora. These partners find value in our independent platform and access to our millions of desirable and engaged customers. Our partner ecosystem spans across content, control, and third-party applications:
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
•Third-party partnerships. We partner with third-party developers to build new applications and services on top of the Sonos platform, increasing customer engagement and creating new experiences for our customers, such as architectural in-ceiling, in-wall and outdoor speakers in partnership with Sonance, and automotive sound in partnership with Audi.
Research and Development
Our products and software demand significant technical expertise to develop competitively. Our research and development teams, include software and hardware engineering, user experience, product management, industrial design, and quality assurance, not only create and design new hardware, software, and services but also continually enhance existing products and user experiences to meet customer needs and emerging trends. We believe our research and development capabilities and intellectual property set us apart from competitors. Research and development investments are incurred in advance of any revenue benefits from these activities. We make substantial investments in research and development to bring new products and software to market and expand our platform and capabilities.
Sales and Marketing
Our products are distributed in more than 60 countries through retailer's traditional physical stores and their websites, online retailers, custom installers who bundle our products with their services, and directly through our website sonos.com.
Our marketing investments are focused on increasing brand awareness through advertising, public relations, and brand promotion activities, including digital platforms, sponsorships, collaborations, brand activations, and channel marketing. We also invest in capital expenditures on product displays to support our retail channel partners. While we maintain a base level of investment throughout the year, significant increases in spending have historically been highly correlated with the holiday shopping season, and new product launches. We intend to continue to invest in our marketing and brand development efforts, including investing in capital expenditures on product displays to support our channel marketing through our retail partners.

Manufacturing, Logistics and Fulfillment
We outsource the manufacturing of our speakers and components to contract manufacturers, who produce our products based on our design specifications. Our products are manufactured by contract manufacturers in China and Malaysia, and Vietnam. We have continued to maintain diversified contract manufacturing partnerships with more of our production in Malaysia and Vietnam, resulting in savings including tariff avoidance. In accordance with our agreements with our contract manufacturers, they will enter into purchase orders with their upstream suppliers for component inventory necessary to manufacture our products, based on our demand forecasts.
The vast majority of our products are shipped to our third-party warehouses which are then shipped to our distributors, retailers, and directly to our customers. Our third-party warehouses are located in North America, Australia, Europe, and Asia.
We use a small number of logistics providers for substantially all of our product delivery to both distributors and retailers. This approach generally allows us to reduce order fulfillment time, reduce shipping costs, and improve inventory flexibility.
Our Growth Strategies
Key elements of our growth strategy include:
Continued introduction of innovative products and services and expansion into new categories.
Since 2005, we have released products in multiple audio categories. To address our market opportunity, we have developed a long-term roadmap to deliver innovative products, services and software enhancements, and expand into new categories. For example, in fiscal 2024, we introduced Ace, marking our entry into the personal listening category. We intend to continue to introduce products and services across multiple categories.
Expansion of direct-to-consumer efforts and building relationships with existing channel partners and prospective customers.
We believe growing our own e-commerce channel will continue to be important to supporting our overall growth and profitability as consumers continue the shift from physical to online sales channels. We are investing in our e-commerce capabilities and in-app experience to drive direct sales. In fiscal 2024 and 2023, sales through our direct-to-consumer channel, primarily through sonos.com, represented 22.9% and 23.8% of our total revenue, respectively.
We expect that our partnerships with third-party retailers will continue to be an important part of our ecosystem. We will continue to seek retail partners that can deliver differentiated in-store and e-commerce experiences to support customer demand for product demonstrations. Additionally, we intend to expand and strengthen our partnerships with custom installers who are valuable to our customer base and contribute to our new household growth. In fiscal 2024 and 2023, we generated 21.6% and 20.7%, respectively, of total revenue through our installer solutions channel.
Expansion of our partner ecosystem to enhance platform.
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
Continued cultivation of customer experience with existing customers.
Our ability to sell additional products to existing customers is a key part of our business model, as follow-on purchases indicate high customer engagement and satisfaction, decrease the likelihood of competitive substitution, and result in higher customer lifetime value.
Our differentiated customer experience has cultivated a long-term, passionate, and engaged customer base. Coupled with our continuous improvements and enhancements to our products and software, this has driven momentum in our flywheel, prompting existing customers to add more products to their homes while we continually introduce new ones. In fiscal 2024, existing households represented approximately 44% of new product registrations. As we execute on our product roadmap to address evolving consumer preferences, we believe we can expand the number of products in our customers’ homes. We will continue to innovate and invest in product development in order to enhance customer experience and drive sales of additional products to existing customers.
Expansion into new and existing geographic markets.
We intend to increase our household penetration rates in our existing geographic markets by increasing brand awareness, expanding our product offerings and growing our partner ecosystem. Additionally, we are committed to strengthening our brand in global markets and our future success will depend in part on our growth in international markets. Our products are sold in more than 60 countries, and in fiscal 2024, 38.7% of our revenue was generated outside the United

States. Geographic expansion represents a growth opportunity in currently underserved countries. We intend to expand into new countries over time by employing country-specific marketing campaigns and distribution channels. Our international growth will depend on our ability to generate sales from the global population of consumers, develop international distribution channels, and diversify our partner ecosystem to appeal to a more global audience.
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
In January 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google alleging infringement of five Sonos patents. In September 2020, the Company filed another lawsuit against Google alleging infringement of an additional four Sonos patents. In December 2020, the Company filed another lawsuit against Google Germany Gmbh and Google Ireland Ltd. in the regional court of Hamburg, Germany, alleging infringement of a Sonos patent. The ITC case has concluded with a finding of all five Sonos patents infringed by Google and not invalid. The appeals court has affirmed this finding. The California case has concluded with a jury verdict against Google but the court holding the Sonos patents unenforceable and invalid. The California case is awaiting appeal. The Company has since withdrawn the German case. Starting in 2020, Google has responded by filing patent infringement lawsuits against the Company in the ITC, U.S. District Court for the Northern District of California, Canada, Germany, France, and the Netherlands, and patent infringement lawsuits against the Company’s subsidiary, Sonos Europe B.V., in Germany, France, and the Netherlands. One ITC case concluded with a finding of no violation by the Company and was not appealed. The other ITC case is awaiting a ruling by the judge. The cases in Canada, Germany, France, and the Netherlands have been decided against Google. In the California case, all of Google's patent claims have been dismissed or decided against Google. See Note 13. Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
While we believe that our active patents and patent applications are an important aspect of our business, we also rely heavily on the innovative skills, technical competence and marketing abilities of our personnel.
Competition
We compete against established, audio-focused sellers and developers of smart speakers, headphones and sound systems. In some cases, our competitors are also our partners in our product development and resale and distribution channels.
The principal competitive factors in our market include:
•brand awareness and reputation;
•breadth of product offering;
•price;
•sound quality;

•multi-room and wireless capabilities;
•customer support;
•product quality, reliability and design;
•ease of setup and use; and
•network of technology and content partners.
We believe we compete favorably with our competitors on the basis of the factors described above. Our leading sound system, proprietary app, open platform, long-term customer base, and intellectual property distinguish us from competitors. We have developed and refined our system for the last 21 years, resulting in significant customer awareness and market share among home audio professionals. .
Additionally, we own foundational intellectual property in wireless multi-room and other audio technologies and our patent portfolio grows each year. We were included in the Intellectual Property Owners Association's "Top 300 Patent Owners" report for 2023, marking our seventh consecutive year. As of calendar year 2023, we have obtained 1,551 issued patents in the United States. In calendar year 2023 alone, we acquired 229 US patents and are on pace to obtain approximately 200 US patents in calendar year 2024.
Seasonality
Historically, we have typically experienced the highest levels of revenue in the first fiscal quarter of the year coinciding with the holiday shopping season and our promotional activities.
Human Capital
Sonos is dedicated to creating the ultimate listening experience for our customers, and our employees are critical to achieving this mission. In order to continue to design innovative experiences and products, and compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we continue to attract and retain talented employees. As part of these efforts, we strive to offer a competitive compensation and benefits program, foster a community where everyone feels included and empowered to do their best work, and give employees the opportunity to give back to their communities and make a social impact.
As of September 28, 2024, we had 1,708 full-time employees. Additionally, we use independent contractors and temporary personnel to supplement our workforce. Of our full-time employees, 1,235 were in the United States and 473 were in our international locations. Except for our employees in France and the Netherlands, none of our employees are represented by a labor union or covered by a collective bargaining agreement.
Compensation and Benefits Program. Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, cash incentive bonuses, and long-term equity awards ("RSUs") tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer employees benefits such as life and health (medical, dental & vision) insurance, paid time off, paid parental leave, and a 401(k) plan with employer matching.
Diversity, Equity and Inclusion. At Sonos, we believe that music and sound is universal and connects us as people, and we strive to build products that move everyone. To do this, we are committed to building an equitable and inclusive environment where diverse teams build more creative solutions, drive better results, innovate and bring their authentic selves to work each day. We monitor the representation of women and racially or ethnically diverse team members at different levels throughout the company and disclose the composition of our team in our annual Listen Better Report, which is our corporate social responsibility report available on the Sustainability & Impact section of our website.
As an organization, we’ve committed to annual diversity, equity and inclusion goals to increase representation at all levels and foster greater connection and belonging at Sonos. To accomplish these goals, we’re implementing initiatives to help us reach these goals, including:
•holding management directly accountable in creating a more diverse and inclusive environment by designating 10% of the annual cash incentive plan for management for diversity, equity and inclusion goals;
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
Community Involvement. We aim to enhance the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain employees. We offer employees the opportunity to give back through our Sonos Soundwaves program, which partners with leading non-profits.
Corporate Information
We incorporated in Delaware in August 2002 as Rincon Audio, Inc. and we changed our name to Sonos, Inc. in May 2004. We completed the initial public offering ("IPO") of our common stock in August 2018 and our common stock is listed on The Nasdaq Global Select Market under the symbol of "SONO." Our principal executive offices are located at 301 Coromar Drive, Santa Barbara, California 93117, and our telephone number is (805) 965-3001.
Our website address is www.sonos.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. Investors should not rely on any such information in deciding whether to purchase our common stock.
Sonos, the Sonos logo, Sonos One, Sonos Five, Sonos Beam, Play:5, Playbase, Playbar, Sonos Arc, Amp, Sub, Sonos Move, Sonos Move 2, Port, Ray, Sonos Ray, Sonos Roam, Sonos Roam 2, Sonos Voice Control, Sonos Voice Control logo, Trueplay, Sub Mini, Sonos Sub Mini, Mayht, Era 100, Era 300, Sonos Ace and our other registered or common law trademarks, tradenames or service marks appearing in this Annual Report on Form 10-K are our property. Solely for convenience, our trademarks, tradenames, and service marks referred to in this Annual Report on Form 10-K appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, tradenames and service marks. This Annual Report on Form 10-K contains additional trademarks, tradenames and service marks of other companies that are the property of their respective owners.
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
Economic, Industry and Strategic Risk
To remain competitive and stimulate consumer demand, we must successfully manage the introduction of new products and services.
Due to the quickly evolving and highly competitive nature of the home audio and broader consumer electronics industry, we must continually introduce new products and services, enhance existing products and services, and effectively stimulate customer demand for new or upgraded products and services in both mature and developing markets. The successful introduction of new products and services depends on a number of factors, such as the timely and successful completion of development efforts, market and consumer acceptance, our ability to accurately forecast initial consumer demand, the management of purchase commitments and inventory levels, the management of manufacturing and supply costs, the management of any third-party strategic alliances or collaborative partnerships related to development or commercialization, successful launch of complementary products and services, and the risk that new products and services may have quality or other defects in the early stages of introduction. New products and services can also affect the sales and profitability of existing products and services as they may replace sales or shorten the life cycle of existing products and services. Accordingly, if we cannot properly manage the introduction of new products and services, our operating results, financial condition, customer or partner relationships and reputation may be adversely impacted. This risk is heightened with respect to introduction of new products and services planned for release during the holiday shopping season during which we typically see a significant increase in consumer spending patterns.
We face risks related to the adoption and operations of our redesigned Sonos app.
In May 2024, we launched an extensive redesign of our Sonos app and operating system. We did this to provide our customers with a more modern user interface and a modular developer platform that would allow us to deliver new and innovative customer experiences at a faster pace. Following the launch of our redesigned Sonos app, certain of our customers and partners experienced missing features and performance issues, including trouble with set up and general unreliability. These issues with the app have led to increased customer complaints and dissatisfaction, including complaints expressed publicly on social media and elsewhere, and we believe that the app rollout has led to decreased sales of our existing products and reputational harm.
Since May 2024, we addressed these issues with software updates to improve performance and add back certain features. Going forward, we intend to prioritize software update releases to optimize and enhance our app. We cannot guarantee that we will be able to release software updates on a cadence or with results that meet the expectations of our customers and partners. Further, the issues resulting from the launch of the redesigned Sonos app, as well as the need to manage challenges associated with maintaining and improving the operations of the app, may result, and have resulted, in impacts to other areas of our business. For example, we delayed the introduction of two new products originally planned for launch in the fourth fiscal quarter of 2024 until October 2024, negatively impacting fourth quarter sales. Moreover, we expect to incur short-term costs of up to $30 million as part of our efforts to improve the app experience and address the concerns of our customers and partners, including increasing customer support staff and taking other measures to engage with and support customers and partners.
If the quality and user experience of the Sonos app and related services do not meet the expectations of our customers and partners, or if we cannot successfully address the concerns raised by our customers and partners related the redesigned Sonos app, our operating results, financial condition, customer or partner relationships and reputation may be further adversely impacted.
We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve a return to profitability in the future.
Although we were profitable in fiscal 2021 and fiscal 2022, we had a net loss of $10.3 million in fiscal 2023 and a net loss of $38.1 million in fiscal 2024. As of September 28, 2024, we had an accumulated deficit of $50.9 million.
In order to grow our business, we need to successfully execute on our product roadmap and strategy, which requires that we make ongoing investments, including in research and development efforts to continue to introduce new or enhanced products and services, in our proprietary software, app and operating system, and in sales and marketing efforts to expand our global brand awareness, promote new products, increase our customer base and expand sales within our existing customer base. While we have taken and intend to continue to take actions to moderate operating expenses, these potential efforts and future investments may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue may decline for a number of reasons, including reduced demand for our products and services, increased competition, and macroeconomic conditions. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.
If we are unable to accurately anticipate market demand for our products, we may have difficulty managing our production and inventory and our operating results could be harmed.
We must forecast production and inventory needs in advance with our suppliers and manufacturers, and our ability to do so accurately could be affected by many factors, including changes in consumer demand and spending patterns, new product introductions, sales promotions, channel inventory levels, and general economic and political conditions. If we fail to accurately forecast consumer demand, we may experience manufacturing delays or inefficiencies, increased costs, excess inventory levels or a shortage of products available for sale, all of which could adversely impact our operating results and financial condition.
We have in recent periods experienced, and may continue to experience, a decrease in consumer demand. As a result, we have had to, and may continue to, write-down or write-off inventory or sell the excess inventory at discounted prices, which has, and could in the future, cause our gross margin to suffer. In addition, excess inventory has, and may in the future, result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. In addition, in the event of excess inventory, including excess component inventory, we may be unable to renegotiate our agreements with existing suppliers on mutually acceptable terms. Although in certain instances our agreements with certain suppliers allow us the option to cancel, reschedule, and adjust our requirements based on our business needs, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with suppliers or partners. We may also deem it necessary or advisable to renegotiate agreements with our supply partners in order to scale our inventory with demand.

Global economic conditions and any associated impact on consumer discretionary spending could have a material adverse effect on our business, results of operations and financial condition.
Our products and services may be considered consumer discretionary items. Factors affecting the level of consumer spending for consumer discretionary items include general economic conditions, including the potential for an extended global recession, global economic and political uncertainty, continued inflationary pressures, high interest rates, consumer confidence and, in certain markets, foreign currency exchange rate fluctuations. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Any reduction in sales of our products and services resulting from reductions in consumer discretionary spending could have an adverse effect on our business, financial condition, and operating results.
The success of our business depends in significant part on the sale of our smart speakers and our ability to establish and maintain market share.
We generate a substantial majority of our revenue from the sale of our smart speakers, particularly wireless speakers and home theater soundbars. As a result, the success of our business and our operating results depend in significant part on the demand for smart speakers and our success in further penetrating the smart speaker market. To succeed in this market, we will need to develop and introduce innovative new products, enhance existing products, anticipate consumer preferences and engage in effective sales and marketing efforts, which may require significant financial investment in advance of anticipated sales. Even if we are successful in these efforts, demand for smart speakers may be affected by external factors such as macroeconomic conditions and changes in consumer spending habits.
The home audio and consumer electronics industries are highly competitive.
The markets in which we operate are extremely competitive and rapidly evolving, and we expect that competition will intensify in the future. Our competition includes established, well-known sellers of audio products such as Bose, Samsung (and its subsidiaries Harman International and JBL), Sony, Bang & Olufsen, Sennheiser, Apple, Google, Amazon, and Masimo (and its subsidiary Sound United that owns, among others, the Denon, Polk Audio and Bowers and Wilkens brands). We could also face competition from new market entrants, some of whom might be current partners of ours.
Many of our competitors have greater financial, technical and marketing resources than we do, which may allow them to more frequently introduce new products and services, invest more in research and development, incorporate technological advances into their products and services on a faster basis including artificial intelligence ("AI") technology, improve the performance of their products and services more frequently, implement and sustain aggressive pricing policies, have access to broader sales and distributions channels and the ability to exert more influence over these channels, and expend more on sales and marketing efforts. In particular, we have seen our competitors sell their products at a significant discount to ours from time to time. In addition, many of our competitors may subsidize the prices of speaker products and seek to monetize their customers through the sale of additional services rather than the speakers themselves.
Our ability to compete successfully depends on our ability to introduce and deliver products and services that appeal to consumers, including by developing superior and innovative technology, offering a differentiated customer experience, including through our app, anticipating increasingly diverse consumer tastes and rapidly developing attractive products and services with competitive selling prices. Even if we are able to efficiently develop and offer innovative products and services at competitive selling prices, our operating results and financial condition may be adversely impacted if we are unable to effectively anticipate and counter the ongoing price erosion that frequently affects the highly competitive consumer electronics industry or if the average selling prices of our products and services decrease faster than we are able to reduce our manufacturing costs. We must also overcome the fact that a relatively high percentage of consumers may already own or use products that they perceive to be similar to those that we offer.
Certain of our competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their products to address the needs of our prospective customers, and other companies may enter our markets by entering into strategic relationships with our competitors. A failure to effectively anticipate and respond to these established and new competitors may adversely impact our business and operating results.
Further, our current and prospective competitors may consolidate with each other or make acquisitions that would intensify the competition that we face, including by acquiring companies that will allow them to develop products that better compete with our products, or that would disrupt our business, including by acquiring one of our distribution, technology or content partners. For example, if one of our competitors were to acquire one of our content partners, the consolidated company may decide to disable the streaming functionality of its service with our products.
If we are unable to compete with these consolidated companies or if consolidation in the market disrupts our partnerships or reduces the number of companies we partner with, our business would be adversely affected.
Our investments in research and development may not yield the results expected.

Our business operates in intensely competitive markets characterized by changing consumer preferences and rapid technological innovation. Due to advanced technological innovation and the relative ease of technology imitation, new products and services tend to become standardized more rapidly, leading to more intense competition and ongoing price erosion. In order to strengthen the competitiveness of our products in this environment, we continue to invest heavily in research and development, including to develop new products and services and enhance existing products and services. We must also continue to invest significant resources into maintaining and enhancing our software and platform. However, these investments may not yield the innovation or the results expected on a timely basis, or our competitors may surpass us in technological innovation, hindering our ability to timely commercialize new and competitive products that meet the needs and demands of the market, which consequently may adversely impact our operating results as well as our reputation.
If we are not successful in continuing to expand our direct-to-consumer sales channel by driving consumer traffic and consumer purchases through our website, our business and results of operations could be harmed.
We have invested significant resources in our direct-to-consumer sales channel, primarily through our website and our app, and our future growth relies, in part, on our continued ability to attract consumers to this channel, which has and will continue to require significant expenditures in marketing, software development and infrastructure. If we are unable to continue to drive traffic to, and increase sales through, our website and our app, our business and results of operations could be harmed. The continued success of direct-to-consumer sales through our website is subject to risks associated with e-commerce, many of which are outside of our control. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business via our website and our app may have an adverse impact on our results of operations.
We experience seasonal demand for our products, and if our sales in high-demand periods are below our forecasts, our overall financial condition and operating results could be adversely affected.
Our business is seasonal, and we have historically experienced significantly higher revenue in our first fiscal quarter due to increased consumer spending patterns during the holiday season. Given the seasonal nature of our sales, accurate forecasting is critical to our business. Any shortfalls in expected first fiscal quarter revenue could cause our annual operating results to suffer significantly. In addition, if we fail to accurately forecast customer demand for the holiday season, we may experience excess inventory levels or a shortage of products available for sale, which could further harm our financial condition and operating results.
Our efforts to expand beyond our core offerings and offer products and services with wider applications may not succeed and could adversely impact our business.
We have, and may in the future continue to, seek to expand beyond our core offerings and develop products and services that have wider applications outside of home sound. For example, in April 2023, we introduced Sonos Pro, our new audio subscription service for businesses and, in June 2024, we introduced Sonos Ace, our new headphones product and entry into the personal listening category. Developing these products and services has and would require us to make significant financial and resource investments, and our ability to successfully establish meaningful market share for these products and services is unproven. It is likely that we would need to hire additional personnel, partner with new third parties and incur considerable research and development expenses to pursue such an expansion successfully. We could encounter difficulties in gaining market acceptance for these products and services due to lower levels of brand recognition and potentially less familiarity by us with consumers preferences in these markets. As a result, we may not be successful in future efforts to achieve profitability from new markets, services or new types of products, and our ability to generate revenue from our existing products and services may suffer. If any such expansion does not enhance our ability to maintain or grow our revenue or recover any associated development costs, our operating results could be adversely affected.
If market demand for streaming music does not grow as anticipated or the availability and quality of streaming services does not continue to increase, our business could be adversely affected.
A large portion of our customer base uses our products to listen to content via subscription-based streaming music services. Accordingly, we believe our future revenue growth will depend in part on the continued expansion of the market for streaming music. The success of the streaming music market depends on the quality, reliability and adoption of streaming technology and on the continued success of streaming music services such as Apple Music, Spotify, Deezer, and Pandora. If the streaming music market in general fails to expand or if the streaming services that we partner with are not successful, demand for our products may suffer and our operating results may be adversely affected.
If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
Our success depends in part on our ability to protect our intellectual property and other proprietary rights. We currently protect, and expect to continue to protect, our intellectual property and other proprietary rights through a combination of confidentiality and license agreements with our employees, consultants and third-party partners and patent, trademark, copyright and trade secret protection laws. In the United States and certain other countries, we have filed various applications for certain aspects of our intellectual property, most notably patents. However, third parties may knowingly or unknowingly infringe our proprietary rights or challenge our proprietary rights, and pending and future patent and trademark applications may not be approved. We may not be able to prevent infringement of our proprietary rights without incurring substantial expense. Such infringement could have a material adverse effect on our brand, business, financial condition and results of operations.
We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, in January 2020 we filed a complaint with the ITC against Alphabet and Google and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google alleging infringement of five Sonos patents, and in September 2020 we filed another lawsuit against Google alleging infringement of an additional four Sonos patents. See Note 13. Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Form 10-K for further details. The cost and effort of defending our intellectual property have been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims or actions against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. For example, Google has responded to our legal proceedings by filing multiple patent infringement lawsuits against us in the U.S. District Court for the Northern District of California, cases against us in the ITC, and patent infringement lawsuits against us and our subsidiary Sonos Europe B.V. in various foreign jurisdictions. See Note 13. Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Form 10-K for further details. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.
In addition, the regulations of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We have and may in the future discover unauthorized products in the marketplace that are counterfeit reproductions of our products. If we are unsuccessful in pursuing producers or sellers of counterfeit products, continued sales of these products could adversely impact our brand, business, financial condition and results of operations.
We currently are, and may continue to be, subject to intellectual property rights claims and other litigation which are expensive to support, and if resolved adversely, could have a significant impact on us and our stockholders.
Companies in the consumer electronics industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. Given our high profile and as we face more intense competition in our markets and introduce more products and services, including through acquisitions and through partners, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use, and we may be subject to litigation and disputes. The costs of supporting such litigation and disputes are considerable, and there can be no assurance that a favorable outcome would be obtained. We may be required to settle such litigation and disputes, or we may be subject to an unfavorable judgment in a trial, and the terms of a settlement or judgment against us may be unfavorable and require us to cease some or all our operations, limit our ability to use certain technologies, pay substantial amounts to the other party or issue additional shares of our capital stock to the other party, which would dilute our existing stockholders. Further, if we are found to have engaged in practices that are in violation of a third party’s rights, we may have to negotiate a license to continue such practices, which may not be available on reasonable or favorable terms, or may have to develop alternative, non-infringing technology or discontinue the practices altogether. In the event that these practices relate to an acquisition or a partner, we may not be successful in exercising any indemnification rights available to us under our agreements or in recovering damages in the event that we are successful. Each of these efforts could require significant effort and expense and ultimately may not be successful.
If we are not able to maintain and enhance the value and reputation of our brand, or if our reputation is otherwise harmed, our business and operating results could be adversely affected.
Our continued success depends on our reputation for providing high-quality products and consumer experiences, and the "Sonos" name is critical to preserving and expanding our business. Our brand and reputation are dependent on a number of factors, including our marketing efforts, product and platform quality, and trademark protection efforts, each of which requires significant expenditures.
The value of our brand could also be severely damaged by isolated incidents, which may be outside of our control. For example, in the United States, we rely on custom installers of home audio systems for a significant portion of our sales but maintain no control over the quality of their work and thus could suffer damage to our brand or business to the extent such installations are unsatisfactory or defective. In addition, certain of our customers and partners experienced performance issues with our redesigned Sonos app launched in May 2024, which has negatively affected, and could further negatively affect, our brand and reputation. See "We face risks related to the adoption and operations of our redesigned Sonos app" above for further details. Any damage to our brand or reputation may adversely affect our business, financial condition and operating results.
We sell our products through a limited number of key channel partners, and the loss of any such channel partner would adversely impact our business.
We are dependent on our channel partners for a vast majority of our product sales. Best Buy, one of our key channel partners, accounted for 16% of our revenue in fiscal 2024. We compete with other consumer products for placement and promotion of our products in the stores of our channel partners. Our contracts with our channel partners allow them to exercise significant discretion in the placement and promotion of our products, and such contracts do not contain any long-term volume commitments. If one or more of our channel partners do not effectively market and sell our products, discontinue or reduce the inventory of our products, promote competing products over ours, the volume of our products sold to customers could decrease, and our business and results of operations would therefore be significantly harmed.
Revenue from our channel partners also depends on a number of factors outside our control and may vary from period to period. One or more of our channel partners may experience serious financial difficulty, may consolidate with other channel partners or may close or reduce operations in their retail stores. Our business and results of operations have been in the past, and may continue to be, significantly harmed by retail store closures by many of our key channel partners. Loss of a key channel partner would require us to identify alternative channel partners or increase our reliance on our e-commerce channel, which may be time-consuming and expensive or we may be unsuccessful in our efforts to do so.
Conflicts with our channel and distribution partners could harm our business and operating results.
Conflicts with our channel and distribution partners could harm our business and operating results. Several of our existing products compete, and future products could compete, with the product offerings of certain of our channel and distribution partners. To the extent products offered by our partners compete with our products, they may choose to market and promote their own products over ours or could end our partnerships and cease selling or promoting our products entirely, which may require us to increase our marketing expenditures or seek other distribution channels. If we are unable to effectively sell our products due to conflicts with our distribution partners or the inability to find alternative distribution channels, our business would be harmed.
The expansion of our direct-to-consumer channel could alienate some of our channel partners. If our channel partners perceive themselves to be at a disadvantage based on the direct-to-consumer sales offered through our website and app, they may divert resources away from the promotion and sale of our products which could cause a reduction in product sales from these partners, adversely impact our business and results of operations.
Conflicts with our technology partners could harm our business and operating results.
Certain of our products incorporate the technologies of our partners. One or more of these technology partners may cease doing business with us, look to renegotiate the terms of their agreement with us or disable the technology they provide our products for a variety of reasons, and may be able to do so under the terms of our agreements with them with limited notice. In addition, certain of our technology partners have developed or may develop products competitive with ours. For example, our voice-enabled speakers feature Amazon’s Alexa or Google’s Google Assistant technology. In the event of a conflict with one of our technology partners, we cannot assure you that we will be successful in establishing partnerships with other companies or developing our own technology to replace such partner in a cost-effective manner or at all.
Competition with our content partners could cause these partners to cease allowing their content to be streamed on our products, which could lower product demand.
Demand for our products depends in large part on the availability of streaming third-party content that appeals to our existing and prospective customers. Compatibility with streaming music services, internet radio stations, podcast platforms and other content provided by our content partners is a key feature of our products. Some of these content partners compete with us already, and others may in the future produce and sell speakers along with their streaming services. Additionally, other content partners may form stronger alliances with our competitors in the home audio market. Any of our content partners may cease allowing their content to be streamed on our products for a variety of reasons, including as a result of our offering competing services, such as Sonos Radio HD, or to promote other partnerships or their own products over our products. In addition, to date, all of our arrangements have been entered into on a royalty-free basis, and one or more of our partners may seek to charge us for this streaming in the future. If any of the foregoing were to happen, demand for our products could decrease, our costs could increase and our operating results could be harmed.
Operational Risks
We are dependent on a limited number of contract manufacturers to manufacture our products and our efforts to diversify manufacturers may not be successful.
We depend on a limited number of contract manufacturers to manufacture our products, with our key manufacturer, Inventec Appliances Corporation, manufacturing a majority of our products. If these companies experience an interruption in their operations, fail to perform their obligations in a timely manner, or terminate their agreement with us, we may be unable to maintain our production capacity without incurring material additional costs and substantial delays or we may be fully prevented from selling our products. In the event that we need to replace a contract manufacturer or transfer volume to another contract manufacturer, we cannot assure you that we would be able to do so on acceptable terms or in a timely manner and such efforts may be costly and time-consuming. Any material disruption in our relationship with our manufacturers would harm our ability to compete effectively and satisfy demand for our products and could adversely impact our revenue, gross margin and operating results.

Beginning in fiscal 2020, we have engaged in efforts to diversify our supply chain through the addition of new contract manufacturers and geographic diversification. There is no guarantee that our efforts to diversify manufacturers will continue to be successful and such efforts require a significant amount of time and resources. In addition, if we are not successful in our efforts to onboard new contract manufacturers, we may have an insufficient supply of products to meet customer demand, and our financial performance and reporting may be adversely affected.
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
In addition, the longer lead time for many of our components presents challenges in our efforts to manage component inventory, as we procure such components based on our then current forecast of demand for our products. In the past, we have had to increase our purchase commitments and investments during industry-wide shortages. In the event that actual demand for our products differs from our forecast, we may end up with excess component inventory, as we saw in fiscal 2024, negatively impacting our working capital.
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
We generally provide a one-year warranty on all our products, except in the European Union ("EU") and select other countries where we provide a minimum two-year warranty, depending on the region, on all our products. In addition, as part of our commitments to our customers following the release of our redesigned Sonos app, in October 2024 we extended the warranty by one year for all home theater and plug-in speaker products then under warranty. The occurrence of any material defects in our products could expose us to liability for warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, our failure to comply with past, present and future laws regulating extended warranties and accidental damage coverage could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.
Our international operations are subject to increased business and economic risks that could impact our financial results.
We have operations outside the United States and generate a significant portion of our revenue from international sales. Our products are sold in more than 60 countries and, in fiscal 2024, 38.7% of our revenue was generated outside the United States. This subjects us to a variety of risks inherent in doing business internationally, including:
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
Our future success will depend in part on our ability to penetrate new international markets where we have limited experience and that require considerable time and financial resources before any significant revenue is generated. There can be no assurance that we will achieve success in these markets. Further, there can be no assurance that the markets we serve and target based on our business strategy will grow in the future, that we will be able to develop any necessary international distribution channels or that our existing and new products will achieve customer acceptance in these markets. Our failure to successfully manage these risks could harm our international operations and our plans for expansion into international markets, and have an adverse effect on our business, financial condition, and operating results.
We use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We have in the past and may in the future incorporate AI, including generative AI, into our products, services and business. These technologies are complex and rapidly evolving and building them requires significant investment in infrastructure and personnel with no assurance that we will realize the desired or anticipated benefits. Our competitors, many of whom have greater technological and financial resources than we do, may more successfully incorporate AI into their products and achieve higher market acceptance of their AI solutions, which could impair our ability to compete effectively and adversely affect our results of operations. Also, if we fail to keep pace with rapidly evolving technological developments in artificial intelligence, our competitive position and business results may suffer.

As with many innovations, the use of AI may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time. For example, our AI-related efforts, particularly those related to generative AI, subject us to risks related to accuracy, intellectual property infringement or misappropriation, data privacy, and cybersecurity, among others. Developing, testing and deploying AI systems in a responsible and ethical manner may also increase the cost profile of our products due to the nature of the computing costs and costs to develop or license proprietary datasets and machine learning models involved in such systems. Our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonably terms or prices. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of AI and also may make it more difficult to operate our business or to protect our intellectual property and may vary jurisdiction from jurisdiction. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the regulation of AI by government or other regulatory agencies, will require significant resources to develop, test and maintain our platforms, products, and services to implement AI ethically and minimize any unintended harmful impacts.
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
We track certain operational and business metrics with internal methods that are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We calculate certain of our key metrics, including households and registrations, using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring our key metrics. Our process for tracking these metrics may change over time, including to improve their accuracy, which could result in unexpected changes to the data reported. As our business develops, we may revise or cease reporting certain metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. If we discover material inaccuracies in our key metrics, or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, or if investors, analysts, or customers do not believe that they do, our reputation may be harmed, and our operating and financial results could be adversely affected.
Legal and Regulatory Risks
Changes in international trade policies, including the imposition of tariffs have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.
In the past, the U.S. government imposed significant tariffs on China related to the importation of certain product categories, including those under the August 2019 Section 301 Tariff Action (List 4A) ("Section 301 tariffs"). These Section 301 tariffs increased our cost of revenue and adversely impacted our results of operations. We were able to obtain an exemption from the Section 301 tariffs for certain of our products, including our core speaker products, for certain periods since fiscal 2020, with the exemption for our core speaker product having expired in June 2024. To date, we have recovered virtually all refunds to which we are entitled on tariffs paid through fiscal 2022. In addition, we have relocated a substantial portion of our contract manufacturing from China to Malaysia and Vietnam, mitigating the effects of the Section 301 tariffs on a going forward basis.
It remains unclear what the U.S. or foreign governments will do with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. In the event of expansion of trade restrictions, the imposition of future tariffs on imports of our products or other government actions related to tariffs or trade agreements, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.
We must comply with extensive regulatory requirements, and the cost of such compliance, and any failure to comply or perceived failure to comply, may adversely affect our business, financial condition and results of operations.
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
As of September 28, 2024, we had gross state net operating loss carryforwards of $33.4 million, which expire beginning in 2032, as well as $39.9 million in foreign net operating loss carryforwards with an indefinite life. As of September 28, 2024, we also had U.S. federal research and development tax credit carryforwards as filed of $37.6 million, and state research and development tax credit carryforwards as filed of $48.0 million, which will expire beginning in 2041 and 2026, respectively. Because of the change of ownership provisions of Sections 382 and 383 of the Code, use of a portion of the Company's domestic net operating losses and tax credit carryforwards may be limited in future periods depending upon future changes in ownership. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities if sufficient taxable income is not generated in future periods.
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
In October 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA (the "Revolving Credit Agreement"), which allows us to borrow up to $100.0 million, with a maturity date of October 2026. We may require additional equity or debt financing to fund our operations and capital expenditures. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms if and when required, or at all.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity risk management and strategy
We have developed and implemented an enterprise-wide cybersecurity program, which is part of our overall risk management system and is designed to provide cybersecurity risk management and governance. Our cybersecurity program prioritizes, among other things, proactive detection and mitigation of threats; protection of customer and internal confidential information; minimization of the impact of incidents; and identification, assessment, and management of material risks from cybersecurity threats.
We use a variety of strategies and techniques designed to identify cybersecurity risks and reduce the risk of unauthorized access to internal and customer confidential information and critical business systems and platforms. This approach utilizes both internal and external resources and includes regular risk assessments (for example, penetration testing and annual self-assessments), ongoing employee training, proactive monitoring of our IT systems, encryption of certain types of information, and certain controls governing access to our facilities and systems.
We maintain a detailed incident response plan to manage cybersecurity incidents when detected. The response plan includes procedures for identifying, containing, and responding to cybersecurity incidents. Our ability to respond to cybersecurity incidents is tested on a recurring basis.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including professional services firms, cybersecurity software providers, and certain testing firms.

We have processes in place designed to identify and mitigate risks from third-party vendors, including, as appropriate, pre-contractual security assessments and review of contractual terms addressing cybersecurity and data protection.
To date, we are not aware of cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Despite our security measures, however, there can be no assurance that we, or third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For a discussion regarding risks related to cybersecurity threats, refer to Item 1A. “Risk Factors” of this Form 10-K.
Cybersecurity governance
Our Board of Directors oversees the management of risks inherent in the operation of our business, with a focus on the most significant risks that we face, including those related to cybersecurity. The Board of Directors has delegated oversight of our cybersecurity program to the Audit Committee. In connection with that oversight responsibility, senior members of our information security team meet with the Audit Committee on a regular basis (but no less than semi-annually) and provide information and updates on our cybersecurity program and related topics. This includes existing and new cybersecurity risks, status on how management is identifying, assessing, managing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), status on key information security initiatives, and developments in the cybersecurity space and evolving standards.
Our enterprise-wide cybersecurity program is managed by a dedicated information security team, led by our Head of Cybersecurity, Risk & Trust (“Head of Cybersecurity”). Our Head of Cybersecurity has almost 25 years of cybersecurity, information governance, and IT experience in the technology industry.
Item 2. Properties
We are a global company with our corporate headquarters located in Santa Barbara County, California. In July 2023, we entered into a lease agreement in the city of Goleta located in Santa Barbara County, California and relocated our headquarters to this space in fiscal 2024. We also lease office space in various locations in the U.S. and around the world. We believe our existing facilities are adequate to meet our current requirements.
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
Holders of Record
As of October 31, 2024, there were 4 holders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchase of common stock during the quarter ended September 28, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
Jun 30- Jul 27	18,912	$14.76	18,912	$71,069
Jul 28 - Aug 24	—	$—	—	$71,069
Aug 25 - Sep 28	—	$—	—	$71,069
Total	18,912		18,912
(1)In November 2023, the Board authorized a common stock repurchase program of up to $200 million. During the twelve months ended September 28, 2024, the Company repurchased 7,796,120 shares for an aggregate purchase price of $128.9 million at an average price of $16.54 per share under the repurchase program. Aggregate purchase price and average price per share exclude commission and excise tax. See Note 9. Stockholders' Equity of the Company's consolidated financial statements for further information. The Company withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under the Company's stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting.
(2)Approximate dollar value of shares that may yet to be purchased under the plans or programs does not include the impact of direct costs incurred to acquire shares.

Stock Performance Graph

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
400
300
200
100
Index Value
9/27/2019
10/2/2020
10/1/2021
9/30/2022
9/29/2023
9/27/2024
Period Ending
Sonos, Inc
S&P 500
Nasdaq Computer Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled "Risk Factors."
We operate on a 52-week or 53-week fiscal year ending on the Saturday nearest September 30 each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. References to fiscal 2024 are to our 52-week fiscal year ended September 28, 2024, references to fiscal 2023 are to our 52-week fiscal year ended September 30, 2023, references to fiscal 2022 are to our 52-week fiscal year ended October 1, 2022 and references to fiscal 2021 are to our 52-week fiscal year ended October 2, 2021.
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

	Fiscal Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands, except percentages)
Revenue	$1,518,056	$1,655,255	$1,752,336
Products sold	5,000	5,725	6,281
Net income (loss)	(38,146)	(10,274)	67,383
Net income (loss) margin(1)	(2.5)%	(0.6)%	3.8%
Adjusted EBITDA(2)	$107,862	$153,878	$226,549
Adjusted EBITDA margin(2)	7.1%	9.3%	12.9%
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
Products Sold
Products sold represents the number of products that are sold during a period, net of returns and includes the sale of products in the Sonos speakers and Sonos system products categories, as well as module units sold through our Partner products and other revenue category. Growth rates between products sold and revenue are not perfectly correlated because our revenue is affected by other variables, such as the mix of products sold during the period, promotional discount activity, the introduction of new products that may have higher or lower than average selling prices, as well as the impact of recognition of previously deferred revenue.
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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Fiscal Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands, except percentages)
Net income (loss)	$(38,146)	$(10,274)	$67,383
Add (deduct):
Depreciation and amortization	52,378	48,969	38,504
Stock-based compensation expense	84,294	76,857	75,640
Interest income	(11,965)	(10,201)	(1,655)
Interest expense	441	733	552
Other (income) expense, net	(9,371)	(15,473)	21,905
Provision for income taxes	10,995	14,668	1,347
Legal and transaction related costs (1)	7,383	32,950	22,873
Restructuring, abandonment, and related expenses(2)	11,853	15,649	—
Adjusted EBITDA	$107,862	$153,878	$226,549
Revenue	1,518,056	1,655,255	1,752,336
Net income (loss) margin	(2.5)%	(0.6)%	3.8%
Adjusted EBITDA margin	7.1%	9.3%	12.9%
(1)Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google as well as legal and transaction costs associated with our acquisition activities, which we do not consider representative of our underlying operating performance.
(2)See Note 14. Restructuring Plan of the notes to our consolidated financial statement for further discussion related to our 2024 restructuring plan.
Comparison of Fiscal Years 2024 and 2023
Revenue

	Fiscal Year Ended				Change from Prior Fiscal Year
	September 28, 2024		September 30, 2023		$	%
(Dollars in thousands)	$	%	$	%
Sonos speakers	$1,169,604	77.0%	$1,293,440	78.1%	$(123,836)	(9.6)%
Sonos system products	267,744	17.6	285,064	17.2	(17,320)	(6.1)
Partner products and other revenue	80,708	5.3	76,751	4.6	3,957	5.2
Total revenue	$1,518,056	100.0%	$1,655,255	100.0%	$(137,199)	(8.3)%
Volume data (products sold in thousands)					Units	%
Total products sold	5,000		5,725		(725)	(12.7)%
Total revenue decreased $137.2 million, or 8.3% for fiscal 2024 compared to fiscal 2023, primarily due to softer demand across all regions due to market conditions and challenges resulting from our recent app rollout, partially offset by the introduction of Ace in June 2024, and the impact of favorable foreign exchange rates.
Sonos speakers represented 77.0% of total revenue for fiscal 2024 and decreased 9.6% compared to fiscal 2023, primarily driven by expected declines in Sonos One and softer demand across the category, particularly in our home theater products. These declines were partially offset by sales of Era 100 and Era 300 which were introduced in March 2023, and by the introduction of Ace in June 2024. Sonos system products represented 17.6% of total revenue for fiscal 2024 and decreased 6.1% compared fiscal 2023. Partner products and other revenue represented 5.3% of total revenue for fiscal 2024, and increased 5.2% compared to the twelve months ended September 30, 2023.
The volume of products sold decreased 12.7% for fiscal 2024, compared to fiscal 2023, primarily driven by expected declines in units of Sonos One, and softer demand, particularly in our home theater products. These declines were partially offset by sales of Era 100 and Era 300, as well as the introduction of Ace in June 2024. The decrease in volume of products sold outpaced that of revenue due to the impact of product mix.

Revenue by Region

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 28, 2024	September 30, 2023	$	%	Constant Currency Change (1)
(Dollars in thousands)
Americas	$1,004,770	$1,048,245	$(43,475)	(4.1%)	(4.2)%
Europe, Middle East and Africa	430,428	518,179	(87,751)	(16.9)	(19.2)
Asia Pacific	82,858	88,831	(5,973)	(6.7)	(5.5)
Total revenue	$1,518,056	$1,655,255	$(137,199)	(8.3)%	(9.0)%
(1) Constant currency is a financial measure that is not calculated in accordance with U.S. GAAP. For additional information, see the section titled "Non-GAAP Financial Measures" above.
Cost of Revenue and Gross Profit

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 28, 2024	September 30, 2023	$	%
(Dollars in thousands)
Cost of revenue	$828,683	$938,765	$(110,082)	(11.7)%
Gross profit	$689,373	$716,490	$(27,117)	(3.8)%
Gross margin	45.4%	43.3%
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
Our gross margin has fluctuated and may, in the future, fluctuate from period to period based on a number of factors, including the mix of products we sell, the mix of channels through which we sell our products, fluctuations of our product and material cost saving initiatives, fluctuations in our product and material markets, promotional activity, the foreign currency in which our products are sold, and tariffs and duty costs implemented by governmental authorities.
Cost of revenue and gross profit decreased for fiscal 2024 compared to fiscal 2023, primarily due to a decrease in products sold. Gross margin increased 210 basis points for fiscal 2024 compared to fiscal 2023. The increase was primarily due to a decrease in product and material costs, decreased inventory-related write-downs, and favorability from product mix, partially offset by higher promotional activity.

Operating Expenses

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 28, 2024	September 30, 2023	$	%
(Dollars in thousands)
Research and development	$298,815	$294,445	$4,370	1.5%
Restructuring and abandonment costs(1)	5,743	6,556	(813)	(12.4)
Total research and development	$304,558	$301,001	$3,557	1.2%
Percentage of revenue	20.1%	18.2%
Sales and marketing	$287,839	$261,883	$25,956	9.9%
Restructuring and abandonment costs(1)	2,770	5,635	(2,865)	(50.8)
Total sales and marketing	$290,609	$267,518	$23,091	8.6%
Percentage of revenue	19.1%	16.2%
General and administrative	$138,912	$165,060	$(26,148)	(15.8)%
Restructuring and abandonment costs(1)	3,340	3,458	(118)	(3.4)
Total general and administrative	$142,252	$168,518	$(26,266)	(15.6)%
Percentage of revenue	9.4%	10.2%
Operating expenses	$725,566	$721,388	$4,178	0.6%
Restructuring and abandonment costs(1)	11,853	15,649	(3,796)	(24.3)
Total operating expenses	$737,419	$737,037	$382	0.1%
Percent of revenue	48.6%	44.5%
(1) On August 14, 2024, we initiated a restructuring plan to reduce our cost base (the “2024 restructuring plan”), including a reduction in force involving approximately 6% of our employees. Restructuring and abandonment costs also include nominal remaining costs incurred related to the restructuring plan incurred on June 14, 2023. See Note 14. Restructuring Plan of the notes to our consolidated financial statements for further discussion related to our 2024 restructuring plan.
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
Research and development expenses increased $3.6 million, or 1.2%, for fiscal 2024 compared to fiscal 2023. This increase was primarily driven by product development program spend.
Sales and Marketing
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
Sales and marketing expenses increased $23.1 million, or 8.6%, for fiscal 2024 compared to fiscal 2023. This was primarily driven by an increase in our advertising and marketing activity, and an increase in depreciation mainly for our product displays.
General and Administrative
General and administrative expenses consist of administrative personnel-related expenses for our finance, legal, human resources and similar personnel, as well as the costs of professional services, information technology, litigation, patents, related overhead, and other administrative expenses.
General and administrative expenses decreased $26.3 million, or 15.6%, for fiscal 2024 compared to the fiscal 2023. This was primarily driven by a decrease in legal fees related to our IP litigation.

Interest Income, Interest Expense, and Other Income, Net

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 28, 2024	September 30, 2023	$	%
(Dollars in thousands)
Interest income	$11,965	$10,201	$1,764	17.3%
Interest expense	(441)	(733)	292	(39.8)
Other income, net	9,371	15,473	(6,102)	(39.4)
Total other income, net	$20,895	$24,941	$(4,046)	(16.2)%
Interest income consists primarily of interest income earned on our cash, cash equivalents, and marketable securities balances. Interest expense consists primarily of interest expense associated with our debt financing arrangements and amortization of debt issuance costs. Other income, net consists primarily of our foreign currency exchange gains and losses relating to transactions and remeasurement of asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Interest income for fiscal 2024, compared to fiscal 2023, increased primarily due to the allocation of some excess cash into marketable securities and higher yields on our cash and cash equivalents. Interest expense for fiscal 2024, compared to fiscal 2023, decreased primarily due to reduced expenses associated with our Revolving Credit Agreement. The decrease in other income, net for fiscal 2024, compared to fiscal 2023, was primarily due to foreign currency exchange fluctuations.
Provision for Income Taxes

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 28, 2024	September 30, 2023	$	%
(Dollars in thousands)
Provision for income taxes	$10,995	$14,668	$(3,673)	(25.0)%
Provision for income taxes for fiscal 2024, compared to fiscal 2023, decreased due to a favorable tax ruling on a Dutch Innovation Box application resulting in a revaluation of certain Dutch deferred tax liabilities, a reduction in the amount of net expense subject to capitalization under Section 174 of the U.S. Internal Revenue Code, and a reduction in operating income, partially offset by income tax expense in the Netherlands related to an intercompany sale of intellectual property to the U.S.
Comparison of Fiscal Years 2023 and 2022
For the comparison of fiscal years 2023 and 2022, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended September 30, 2023, filed with the SEC on November 20, 2023, under the subheading "Comparison of fiscal years 2023 and 2022."
Liquidity and Capital Resources
Our operations are financed primarily through cash flows from operating activities. As of September 28, 2024, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $169.7 million, including $36.4 million held by our foreign subsidiaries, marketable securities of $51.4 million, proceeds from the exercise of stock options, and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of September 28, 2024, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
We believe our existing cash and cash equivalent balances, cash flows from operations, and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. We hold our cash with a diverse group of major financial institutions and have processes and safeguards in place to manage our cash balances and mitigate the risk of loss. In October 2021, we entered into the Revolving Credit Agreement, which allows us to borrow up to $100 million, with a maturity date of October 2026. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, our potential merger and acquisition activity, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing it would result in increased debt service obligations and the instruments governing such debt could require additional operating and financing covenants that would restrict our operations.
Debt Obligations
On October 13, 2021, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a five year senior secured revolving credit facility in the amount of up to $100 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. In June 2023, we amended our Revolving Credit Agreement to change the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”), effective July 1, 2023. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (SOFR plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of September 28, 2024, we did not have any outstanding borrowings and $1.8 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of September 28, 2024, we were in compliance with all financial covenants under the Revolving Credit Agreement.
Cash Flows
Fiscal 2024 Changes in Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
(In thousands)	September 28, 2024	September 30, 2023
Net cash provided by (used in):
Operating activities	$189,906	$100,406
Investing activities	(105,242)	(50,286)
Financing activities	(137,309)	(108,592)
Effect of exchange rate changes	2,146	3,848
Net decrease in cash, cash equivalents and restricted cash	$(50,499)	$(54,624)
Cash Flows from Operating Activities
Net cash provided by operating activities of $189.9 million for fiscal 2024 consisted of a net loss of $38.1 million, a favorable impact of non-cash adjustments of $125.3 million, and a favorable impact of net changes in operating assets and liabilities of $102.8 million. Non-cash adjustments primarily consisted of stock-based compensation expense and depreciation and amortization, partially offset by deferred income taxes as a result of a benefit from income taxes from the reversal of a deferred tax liability related to an intercompany sale of intellectual property. The net increase in cash from the change in operating assets and liabilities was primarily due to a decrease in inventories of $106.1 million as the result of measures taken to more efficiently manage inventory and the implementation of new payment terms with suppliers, and a decrease in accounts receivable of $23.0 million. The net increase in cash from the change in operating assets and liabilities was partially offset by an increase in other assets of $28.8 million due to timing of prepaid contracts.
Cash Flows from Investing Activities
Cash used in investing activities of $105.2 million for fiscal 2024, primarily consisted of the purchases of marketable securities of $90.5 million, and purchases of property and equipment of $55.2 million mainly related to point-of-sale product displays, manufacturing-related tooling and test equipment to support the launch of new products, and leasehold improvements, partially offset by cash provided by maturities of marketable securities of $40.5 million.
Cash Flows from Financing Activities
Cash used in financing activities of $137.3 million for fiscal 2024, primarily consisted of payments for repurchase of common stock of $129.0 million and payments for repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards of $25.3 million, partially offset by proceeds from the exercise of options of $17.1 million.

Fiscal 2023 Changes in Cash Flows
For the comparison of fiscal 2023 to fiscal 2022, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" of our Form 10-K for our fiscal year ended September 30, 2023, filed with the SEC on November 20, 2023, under the subheading "Liquidity and capital resources."
Contractual obligations
See Note 7. Leases and Note 13. Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
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
Revenue
Nature of Products and Services
We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from partner products and other revenue sources, such as architectural speakers from our Sonance partnership, and accessories such as speaker stands and wall mounts, as well as professional services, advertising revenue, licensing and subscription revenue such as Sonos Radio HD and Sonos Pro (software-as-a-service).
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
For fiscal 2024, there has not been any event that would require us to materially change the underlying assumptions of revenue estimates. A hypothetical 10% change to our SSP estimates and/or the estimated recognition period for unspecified software upgrades and cloud-based services, would not result in a material change to our fiscal 2024 revenue.
Inventories
Inventory consists of finished goods and component parts, which we purchase from contract manufacturers and component suppliers. We record and value our inventory at the lower-of-cost and net realizable value. We determine cost using a standard costing method, which approximates first-in first-out. On a quarterly basis, we assess the value of our inventory on hand and non-cancelable purchase commitments for potential excess and/or obsolete inventory and will periodically write down the value to account for estimated excess and/or obsolete inventory. We determine excess or obsolete inventory based on market conditions, age/condition of inventory, an estimate of the future demand for our products within a specified time horizon, generally the shorter of 24 months or remaining life of the product, and product life cycle status. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of revenue in our consolidated statement of operations and comprehensive income (loss). If actual demand is lower than our forecasted demand, we could be required to write down the value of additional inventory, which would have a negative effect on our gross profit. A hypothetical 10% change to our inventory reserves percentages would not result in a material change to our fiscal 2024 cost of revenue.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense.
We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is "more-likely-than-not" that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income and the effects of tax planning strategies. We recorded a valuation allowance against all our U.S. deferred tax assets as of September 28, 2024. We intend to continue maintaining a full valuation allowance on our U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:
Interest Rate Risk
As of September 28, 2024, we had cash and cash equivalents of $169.7 million, which consisted primarily of cash on hand, money market fund investments, and bank deposits. Additionally, we held $51.4 million in marketable securities, consisting of U.S. Treasury securities. Such interest-earning instruments carry a degree of interest rate risk due to floating interest rates.
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
We recognized net gains from foreign currency of $9.1 million, and $13.7 million, in fiscal 2024 and 2023, respectively, and a net loss from foreign currency of $21.9 million in fiscal 2022. Based on transactions denominated in currencies other than respective functional currencies as of September 28, 2024, a hypothetical adverse change of 10% would have resulted in an adverse impact on loss before provision for income taxes of approximately $19.5 million for the fiscal year ended 2024.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sonos, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sonos, Inc. and its subsidiaries (the “Company”) as of September 28, 2024 and September 30, 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended September 28, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Revenue Recognition – Estimates of Standalone Selling Price and Service Period for Unspecified Software Upgrades and Cloud-Based Services
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s contracts with customers generally contain promises to transfer products and services which are not sold separately. Service revenue includes revenue allocated to (i) unspecified software upgrades and (ii) cloud-based services, which are each distinct performance obligations, based on relative standalone selling price. Management’s estimation of standalone selling price requires judgment. Management has disclosed factors considered in estimating standalone selling price including competitive pricing information, where available, analyses of the cost of providing the products or services plus a reasonable gross margin, the nature of the products and services and the expected level of future services. Determining the revenue recognition period for unspecified software upgrades and cloud-based services also requires judgment. Management recognizes revenue attributable to these performance obligations ratably over the estimated service period. In developing the estimated service period over which to recognize service revenue, management considers past history, plans to continue to provide services, including plans to continue to support updates and enhancements to prior versions of the Company’s products, expected technological developments, obsolescence, competition and other factors. Deferred revenue primarily relates to revenue allocated to unspecified software upgrades and cloud-based services and was $81.5 million as of September 28, 2024.
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
November 15, 2024

We have served as the Company’s auditor since 2011, which includes periods before the Company became subject to SEC reporting requirements.

SONOS, INC.
Consolidated Balance Sheets
(in thousands, except share and par values)

	As of
	September 28, 2024	September 30, 2023

Assets
Current assets:
Cash and cash equivalents	$169,732	$220,231
Marketable securities	51,426	—
Accounts receivable, net of allowances of $51,741 and $31,786 as of September 28, 2024, and September 30, 2023, respectively	44,513	67,583
Inventories	231,505	346,521
Prepaid and other current assets	53,910	25,296
Total current assets	551,086	659,631
Property and equipment, net	102,148	87,075
Operating lease right-of-use assets	50,175	48,918
Goodwill	82,854	80,420
Intangible assets, net:
In-process research and development	73,770	69,791
Other intangible assets	14,266	20,218
Deferred tax assets	10,314	1,659
Other noncurrent assets	31,699	34,529
Total assets	$916,312	$1,002,241
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$194,590	$187,981
Accrued expenses	87,783	89,717
Accrued compensation	15,701	22,079
Deferred revenue, current	21,802	20,188
Other current liabilities	46,277	34,253
Total current liabilities	366,153	354,218
Operating lease liabilities, noncurrent	56,588	54,956
Deferred revenue, noncurrent	61,075	60,650
Deferred tax liabilities	60	9,846
Other noncurrent liabilities	3,816	3,914
Total liabilities	487,692	483,584
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized, 123,046,510 and 130,399,940 shares issued, 121,763,776 and 125,113,916 shares outstanding as of September 28, 2024, and September 30, 2023, respectively	123	130
Treasury stock, 1,282,734 and 5,286,024 shares at cost as of September 28, 2024 and September 30, 2023, respectively	(17,096)	(72,586)
Additional paid-in capital	498,245	607,345
Accumulated deficit	(50,934)	(12,788)
Accumulated other comprehensive loss	(1,718)	(3,444)
Total stockholders' equity	428,620	518,657
Total liabilities and stockholders’ equity	$916,312	$1,002,241
The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Revenue	$1,518,056	$1,655,255	$1,752,336
Cost of revenue	828,683	938,765	955,969
Gross profit	689,373	716,490	796,367
Operating expenses
Research and development	304,558	301,001	256,073
Sales and marketing	290,609	267,518	280,333
General and administrative	142,252	168,518	170,429
Total operating expenses	737,419	737,037	706,835
Operating income (loss)	(48,046)	(20,547)	89,532
Other income (expense), net
Interest income	11,965	10,201	1,655
Interest expense	(441)	(733)	(552)
Other income (expense)	9,371	15,473	(21,905)
Total other income (expense), net	20,895	24,941	(20,802)
Income (loss) before provision for income taxes	(27,151)	4,394	68,730
Provision for income taxes	10,995	14,668	1,347
Net income (loss)	$(38,146)	$(10,274)	$67,383
Net income (loss) attributable to common stockholders:
Basic and diluted	$(38,146)	$(10,274)	$67,383

Net income (loss) per share attributable to common stockholders:
Basic	$(0.31)	$(0.08)	$0.53
Diluted	$(0.31)	$(0.08)	$0.49
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	123,218,532	127,702,885	127,691,030
Diluted	123,218,532	127,702,885	137,762,078
Total comprehensive income (loss)
Net income (loss)	$(38,146)	$(10,274)	$67,383
Change in foreign currency translation adjustment	1,604	153	(2,221)
Net unrealized gain on marketable securities	122	—	—
Comprehensive income (loss)	$(36,420)	$(10,121)	$65,162
The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Total stockholders' equity, beginning balances	$518,657	$560,513	$569,042

Common stock:
Beginning balances	$130	$130	$129
Issuance of common stock pursuant to equity incentive plans	6	6	8
Retirement of treasury stock	(13)	(6)	(7)
Ending balances	$123	$130	$130
Additional paid-in capital:
Beginning balances	$607,345	$617,390	$690,462
Issuance of common stock pursuant to equity incentive plans	17,047	21,340	40,435
Retirement of treasury stock	(210,441)	(108,242)	(189,147)
Stock-based compensation expense	84,294	76,857	75,640
Ending balances	$498,245	$607,345	$617,390
Treasury stock:
Beginning balances	$(72,586)	$(50,896)	$(50,276)
Retirement of treasury stock	210,454	108,248	189,154
Repurchase of common stock	(129,620)	(100,064)	(150,121)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(25,344)	(29,874)	(39,653)
Ending balances	$(17,096)	$(72,586)	$(50,896)
Accumulated deficit:
Beginning balances	$(12,788)	$(2,514)	$(69,897)
Net income (loss)	(38,146)	(10,274)	67,383
Ending balances	$(50,934)	$(12,788)	$(2,514)
Accumulated other comprehensive loss:
Beginning balances	$(3,444)	$(3,597)	$(1,376)
Change in foreign currency translation adjustment	1,604	153	(2,221)
Unrealized gain on investments	$122	$—	$—
Ending balances	$(1,718)	$(3,444)	$(3,597)
Total stockholders' equity, ending balances	$428,620	$518,657	$560,513
Common stock shares:
Beginning balances	130,399,940	129,823,663	128,857,085
Issuance of common stock pursuant to equity incentive plans	6,122,884	6,714,406	7,825,793
Retirement of treasury stock	(13,476,314)	(6,138,129)	(6,859,215)
Ending balances	123,046,510	130,399,940	129,823,663
Treasury stock shares:
Beginning balances	(5,286,024)	(3,154,940)	(1,871,812)
Retirement of treasury stock	13,476,314	6,138,129	6,859,215
Repurchase of common stock	(7,796,120)	(6,555,702)	(6,578,973)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(1,676,904)	(1,713,511)	(1,563,370)
Ending balances	(1,282,734)	(5,286,024)	(3,154,940)
The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022

Cash flows from operating activities
Net income (loss)	$(38,146)	$(10,274)	$67,383
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,378	48,969	38,504
Restructuring and abandonment charges	2,204	5,533	—
Stock-based compensation expense	84,294	76,857	75,640
Provision for inventory obsolescence	8,894	20,640	6,276
Other	3,701	5,535	4,705
Deferred income taxes	(18,922)	(583)	(1,508)
Foreign currency transaction (gain) loss	(7,276)	(7,335)	10,775
Changes in operating assets and liabilities:
Accounts receivable, net	23,044	32,120	(5,513)
Inventories	106,122	87,004	(277,489)
Other assets	(28,775)	10,470	(16,604)
Accounts payable and accrued expenses	(789)	(162,345)	129,686
Accrued compensation	(6,775)	(2,185)	(52,904)
Deferred revenue	304	(4,576)	(1,667)
Other liabilities	9,648	576	(5,544)
Net cash provided by (used in) operating activities	189,906	100,406	(28,260)
Cash flows from investing activities
Purchases of marketable securities	(90,495)	—	—
Purchases of property and equipment and intangibles assets	(55,247)	(50,286)	(46,216)
Maturities of marketable securities	40,500	—	—
Cash paid for acquisitions, net of acquired cash	—	—	(126,416)
Net cash used in investing activities	(105,242)	(50,286)	(172,632)
Cash flows from financing activities
Payments for debt issuance costs	—	—	(929)
Proceeds from exercise of stock options	17,053	21,346	40,443
Payments for repurchase of common stock	(129,018)	(100,064)	(150,121)
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	(25,344)	(29,874)	(39,653)
Net cash used in financing activities	(137,309)	(108,592)	(150,260)
Effect of exchange rate changes on cash and cash equivalents	2,146	3,848	(14,094)
Net decrease in cash and cash equivalents	(50,499)	(54,624)	(365,246)
Cash and cash equivalents
Beginning of period	220,231	274,855	640,101
End of period	$169,732	$220,231	$274,855
Supplemental disclosure
Cash paid for interest	$256	$1,330	$344
Cash paid for taxes, net of refunds	$21,206	$9,522	$9,306
Cash paid for amounts included in the measurement of lease liabilities	$11,008	$14,218	$14,636
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment, accrued but not paid	$7,878	$2,784	$9,112
Right-of-use assets obtained in exchange for lease liabilities	$11,492	$31,692	$5,054
Excise tax on share repurchases, accrued but not paid	$602	$—	$—
Change in estimate of asset retirement obligations	$—	$2,290	$—
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
The Company’s products are sold through third-party physical retailers, including custom installers of home audio systems, e-commerce retailers, and its website sonos.com. The Company’s products are distributed in over 60 countries through its wholly owned subsidiaries: Sonos Europe B.V. in the Netherlands, Beijing Sonos Technology Co. Ltd. in China, Sonos Japan GK in Japan, and Sonos Australia Pty Ltd. in Australia.
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
The Company operates on a 52-week or 53-week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. As used in the Annual Report on Form 10-K, “fiscal 2024” refers to the 52-week fiscal year ending September 28, 2024, “fiscal 2023” refers to the 52-week fiscal year ending September 30, 2023, and “fiscal 2022” refers to the 52-week fiscal year ending October 1, 2022.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to net gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of net unrealized gains and losses on foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities.
Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of September 28, 2024, and September 30, 2023, cash equivalents consisted of money market funds, which are recorded at fair value.
Marketable Securities
The Company’s marketable securities consist of U.S. Treasury securities. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company classifies its marketable securities as available-for-sale and reports them at fair value in the consolidated balance sheets,

SONOS, INC.
Notes to Consolidated Financial Statements
with unrealized gains and losses recorded in accumulated other comprehensive loss. If securities are sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of securities are recorded in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
Classification of the Company's marketable securities in the consolidated balance sheets is based on each instrument’s underlying contractual maturity date. Securities with an original maturity of three months or less at time of purchase are recorded in cash and cash equivalents. Securities with an original maturity of greater than three months but less than one year are recorded in marketable securities.
For securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through earnings. For securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in accumulated other comprehensive loss in the consolidated balance sheets.
The Company has elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of its marketable securities for the purpose of identifying and measuring impairment. The Company presents accrued interest receivable related to its marketable securities in prepaid and other current assets, separate from marketable securities, on its consolidated balance sheets. The Company's accounting policy is to not measure an allowance for credit losses for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which it considers to be in the period in which it determines the accrued interest will not be collected.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains cash and cash equivalents and marketable securities in several high-quality financial institutions. Cash and cash equivalents held at these banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand, and management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to cash. The Company has not experienced any losses in such accounts.
As of September 28, 2024, and September 30, 2023, the Company’s customers that accounted for 10% or more of total accounts receivable, net, were as follows:

	September 28, 2024	September 30, 2023
Customer A	31%	32%
Customer B	20%	*
*Accounts receivable was less than 10%

SONOS, INC.
Notes to Consolidated Financial Statements
The Company’s customer that accounted for 10% or more of total revenue were as follows:

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Customer A	16%	17%	15%
Inventories
Inventories primarily consist of finished goods and component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard costing method, which approximates first-in first-out. Inventory costs primarily consist of materials, inbound freight, import duties, tariffs, direct labor and manufacturing overhead, logistics, and other handling fees. The Company assesses the valuation of inventory balances including an analysis of determine potential excess and/or obsolete inventory. The Company may be required to write down the value of inventory if estimates of future demand and market conditions indicate excess and/or obsolete inventory. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of revenue in the consolidated statements of operations and comprehensive income (loss). Losses related to purchase commitments for the fiscal year ended September 28, 2024, were not material, and were $14.7 million, for the fiscal year ended September 30, 2023. Ownership of inventory transfers to the Company based on contractual terms with its contract manufacturers.
Property and Equipment, Net
Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Computer hardware, equipment, and software	3 years
Furniture and fixtures	5 years
Tooling and production line test equipment	2-4 years
Leasehold improvements	2-15 years
Product displays	1-4 years
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
Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. For cloud computing arrangements that do not include a software license, implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the consolidated statements of operations and comprehensive income (loss). Capitalized costs related to cloud computing arrangements, net of accumulated amortization, are reported as a component of other noncurrent assets on the Company's consolidated balance sheets.
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

SONOS, INC.
Notes to Consolidated Financial Statements
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
For fiscal years 2024, 2023, and 2022, the Company’s qualitative assessments identified no factors indicating it was more likely than not that the fair value of the Company’s reporting unit and indefinite-lived intangible assets were less than their respective carrying amounts. Therefore, the Company incurred no impairment charges.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, which primarily comprises property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company performs impairment testing at the level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by comparing the carrying amounts to the expected future undiscounted cash flows attributable to the assets. If it is determined that an asset may not be recoverable, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on estimated discounted future cash flows analyses. There were no impairment charges identified on the Company's long-lived assets during fiscal 2024, 2023, and 2022.
Product Warranties
The Company’s products are covered by warranty to be free from defects in material and workmanship for a period of one year, except in the EU and select other countries where the Company provides a minimum two-year warranty, depending on the region. In September 2024, the Company extended the length of warranty by one year, worldwide, for certain products purchased during a specified time period, depending on the country. At the time of sale, an estimate of future warranty costs is recorded as a component of cost of revenue and a warranty liability is recorded for estimated costs to satisfy the warranty obligation. The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectations of future costs to repair or replace.
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

SONOS, INC.
Notes to Consolidated Financial Statements
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
Foreign currency remeasurement and transaction gains (losses) are recorded in other income (expense), net as follows:

	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands)
Foreign currency remeasurement and transaction gains (losses)	$9,062	$13,674	$(21,877)
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of allowances for returns, discounts, sales incentives, and any taxes collected from customers. The Company defers a portion of revenue that is allocated to unspecified software upgrades and cloud-based services, as well as for newly launched products sold to resellers not recognized until the date of general availability is reached. The Company's contracts generally include a combination of products and services. Revenue is allocated to distinct performance obligations and is recognized net of allowances for returns, discounts, sales incentives and any taxes collected from customers, which are subsequently remitted to governmental authorities. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are not considered a separate performance obligation and are accounted for as a fulfillment cost and are included in cost of revenue.
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
Supplier Concentration
The Company relies on third parties for the supply and manufacture of its products, as well as third-party logistics providers for the distribution of its products. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to customers on time, if at all. During fiscal 2024, 2023 and 2022, approximately 60%, 58% and 57%, respectively, of the Company’s finished goods purchased during each year were from one vendor.
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

SONOS, INC.
Notes to Consolidated Financial Statements
Advertising Costs
Advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses were $55.8 million, $43.9 million and $66.6 million for fiscal 2024, 2023 and 2022, respectively.
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
Retirement Plans
The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $9.5 million for fiscal 2024 and 2023, respectively, and $8.2 million for fiscal 2022.
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

SONOS, INC.
Notes to Consolidated Financial Statements
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
Leases
The majority of the Company’s leases are for its office spaces and facilities, which are accounted for as operating leases. The Company leases office space in California, as well as offices in various locations in the U.S., with additional sales, operations, and research and development offices around the world. The Company determines whether an arrangement is a lease at inception if there is an identified asset, and if it has the right to control the identified asset for a period of time. Some of the Company’s leases include options to extend the leases for up to 5 years, and some include options to terminate the leases within 1 year. The Company's lease terms are only for periods in which it has enforceable rights and are impacted by options to extend or terminate the lease only when it is reasonably certain that the Company will exercise the option. For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease obligation at the present value of lease payments over the lease terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. The Company's leases do not include any residual value guarantees or bargain purchase options.
Lease agreements will typically exist with lease and non-lease components, which are accounted for separately. The Company's agreements may contain variable lease payments. The Company includes variable lease payments that depend on an index or a rate and exclude those which depend on facts or circumstances occurring after the commencement date, other than the passage of time.
As most of the Company’s leases do not contain an implicit interest rate, the Company uses judgment to determine an incremental borrowing rate, which is defined as the rate of interest the Company would have to pay to borrow an amount that is equal to the lease obligations, on a collateralized basis, and over a similar term. The Company takes into consideration the terms of the Company's Credit Facility (as defined in Note 8. Debt), lease terms, and current interest rates to determine the incremental borrowing rate at lease commencement date. At September 28, 2024, the Company's weighted-average discount rate was 5.44%, while the weighted-average remaining lease term was 9.1 years. As part of the supplemental cash flow disclosure, the right-of-use assets obtained in exchange for new operating lease liabilities does not reflect the impact of prepaid or deferred rent.
Recent accounting pronouncements pending adoption
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the pronouncement to determine the impact it may have on the Company's consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the pronouncement to determine the impact it may have on the Company's consolidated financial statements and related disclosures.
3. Fair Value Measurements
The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment.

SONOS, INC.
Notes to Consolidated Financial Statements
The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis as of September 28, 2024, and September 30, 2023:

	September 28, 2024
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Cash equivalents:
Money market funds	$25,548	$—	$—	$25,548
Marketable Securities:
U.S. Treasury securities	—	51,426	—	51,426
Total assets	$25,548	$51,426	$—	$76,974

	September 30, 2023
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Cash equivalents:
Money market funds	$51,522	$—	$—	$51,522
4. Financial Instruments
As of September 28, 2024, the Company held no securities with original maturities exceeding one year. Realized gains and losses on the sale of securities are recorded in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
The following is a summary of marketable securities as of September 28, 2024 (in thousands):

	September 28, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities:
U.S. Treasury securities	$51,304	$122	$—	$51,426
Total marketable securities	$51,304	$122	$—	$51,426

Reported in:
Marketable securities				$51,426
Total				$51,426
The Company held no marketable securities as of September 30, 2023. There were no realized gains or losses on sales of marketable securities during the twelve months ended September 28, 2024. The Company does not intend to sell the securities, and it is more-likely-than-not that it will not be required to sell before recovery of their amortized cost basis. Accordingly, an allowance for credit losses was deemed unnecessary for these securities as of September 28, 2024.
Accrued interest receivable related to our marketable securities was nominal as of September 28, 2024. No accrued interest receivables were written off during the twelve months ended September 28, 2024.

SONOS, INC.
Notes to Consolidated Financial Statements
5. Revenue and Geographic Information
Disaggregation of Revenue
Revenue by geographical region also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region and is based on ship-to address, is as follows:

	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands)
Americas	$1,004,770	$1,048,245	$1,044,113
Europe, Middle East and Africa ("EMEA")	430,428	518,179	578,034
Asia Pacific ("APAC")	82,858	88,831	130,189
Total revenue	$1,518,056	$1,655,255	$1,752,336
Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands)
United States	$930,286	$971,151	$964,118
Other countries	587,770	684,104	788,218
Total revenue	$1,518,056	$1,655,255	$1,752,336
Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. In June 2024, the Company introduced its first-ever headphones, Sonos Ace, included within the Sonos speakers category. Revenue by major product category is as follows:

	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands)
Sonos speakers	$1,169,604	$1,293,440	$1,368,916
Sonos system products	267,744	285,064	297,110
Partner products and other revenue	80,708	76,751	86,310
Total revenue	$1,518,056	$1,655,255	$1,752,336
6. Balance Sheet Components
The following tables show the Company’s balance sheet component details.
Accounts Receivable Allowances
The following table summarizes changes in the allowance for credit losses for fiscal 2024, 2023 and 2022:

	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands)
Beginning balance	$2,711	$2,744	$1,547
Increases	1,188	1,561	2,098
Write-offs	(1,280)	(1,594)	(901)
Ending balance	$2,619	$2,711	$2,744

SONOS, INC.
Notes to Consolidated Financial Statements
The following table summarizes the changes in the allowance for sales incentives for fiscal 2024, 2023 and 2022:

	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands)
Beginning balance	$29,075	$23,573	$19,160
Charged to revenue	183,144	139,657	51,225
Utilization of sales incentive allowance	(163,097)	(134,155)	(46,812)
Ending balance	$49,122	$29,075	$23,573
Inventories
Inventories consist of the following:

	September 28, 2024	September 30, 2023
(In thousands)
Finished goods	$199,825	$281,571
Components	31,680	64,950
Inventories	$231,505	$346,521
The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value. As of September 28, 2024, and September 30, 2023, inventory write-downs were $33.3 million and $29.7 million, respectively.
Property and Equipment, Net
Property and equipment, net consist of the following:

	September 28, 2024	September 30, 2023
(In thousands)
Tooling and production line test equipment	$106,174	$108,693
Product displays	77,074	68,771
Leasehold improvements	52,112	53,648
Computer hardware, equipment, and software	39,163	41,679
Furniture and fixtures	5,724	6,971
Total property and equipment	280,247	279,762
Accumulated depreciation and amortization	(178,099)	(192,687)
Property and equipment, net	$102,148	$87,075
Depreciation expense was $46.4 million, $42.7 million and $33.3 million for fiscal 2024, 2023 and 2022, respectively. During fiscal 2024, 2023 and 2022, the Company abandoned and disposed of gross fixed assets of $59.9 million, $21.3 million and $18.9 million, with accumulated depreciation of $55.5 million, $21.1 million and $18.8 million, respectively. Disposals of fixed assets were recorded in operating expenses in the consolidated statements of operations and comprehensive income (loss) and resulted in losses of $4.4 million for fiscal 2024, and nominal losses for fiscal 2023 and 2022, respectively.

SONOS, INC.
Notes to Consolidated Financial Statements
Property and equipment, net by country as of September 28, 2024, and September 30, 2023 were as follows:

	September 28, 2024	September 30, 2023
(In thousands)
China	$31,653	$32,045
United States	32,647	30,430
Other countries	37,848	24,600
Property and equipment, net	$102,148	$87,075
Goodwill
The following table presents the changes in carrying amount of goodwill for the fiscal year ended September 28, 2024:

(In thousands)
Balance as of September 30, 2023	$80,420
Effect of exchange rate changes on goodwill	2,434
Balance as of September 28, 2024	$82,854
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

	September 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Tradename	$451	$(188)	$7	$270	3.50
Technology-based	31,480	(17,484)	-	13,996	4.52
Total finite-lived intangible assets	31,931	(17,672)	7	14,266	4.51
In-process research and development and other intangible assets not subject to amortization	73,770	-	-	73,770
Total intangible assets	$105,701	$(17,672)	$7	$88,036
The following table summarizes the estimated future amortization expense of the Company's intangible assets as September 28, 2024:

Fiscal years ending	Future Amortization Expense
(In thousands)
2025	$3,372
2026	3,043
2027	3,027
2028	2,910
2029 and thereafter	1,914
Total future amortization expense	$14,266

SONOS, INC.
Notes to Consolidated Financial Statements
Cloud Computing Arrangements
Capitalized costs to implement cloud computing arrangements net of accumulated amortization are reported as a component of other noncurrent assets on the Company's consolidated balance sheets and were as follows:

	September 28, 2024	September 30, 2023
(In thousands)
Cloud computing implementation costs	$25,038	$24,177
Less: accumulated amortization	9,697	6,207
Cloud computing implementation costs, net	$15,341	$17,970
Amortization expenses for implementation costs for cloud-based computing arrangements for the twelve months ended September 28, 2024 and September 30, 2023, were $3.5 million and $3.7 million, respectively.

Accrued Expenses
Accrued expenses consisted of the following:

	September 28, 2024	September 30, 2023
(In thousands)
Accrued inventory and supply chain costs	$34,204	$48,384
Accrued taxes	19,084	11,410
Accrued advertising and marketing	12,893	13,029
Accrued general and administrative expenses	10,870	9,924
Accrued product development	4,338	4,298
Other accrued payables	6,394	2,672
Total accrued expenses	$87,783	$89,717
Deferred Revenue
Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the consolidated balance sheets. For the fiscal years ended September 28, 2024, and September 30, 2023, deferred revenue included revenue allocated to unspecified software upgrades and cloud-based services of $81.5 million and $80.0 million, respectively, as well as current deferred revenue related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached.
The following table presents the changes in the Company's deferred revenue balances for the fiscal years ended September 28, 2024, September 30, 2023, and October 1, 2022:

	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands)
Deferred revenue, beginning of period	$80,838	$83,470	$89,498
Recognition of revenue included in beginning of period deferred revenue	(19,111)	(27,057)	(41,438)
Revenue deferred, net of revenue recognized on contracts in the respective period	21,150	24,425	35,410
Deferred revenue, end of period	$82,877	$80,838	$83,470
The Company expects the following recognition of deferred revenue as of September 28, 2024:

	For the fiscal years ending
	2025	2026	2027	2028	2029 and Beyond	Total
(In thousands)
Revenue expected to be recognized	$21,802	$18,007	$15,318	$12,241	$15,509	$82,877
Other Current Liabilities
Other current liabilities consist of the following:

SONOS, INC.
Notes to Consolidated Financial Statements

	September 28, 2024	September 30, 2023
(In thousands)
Reserve for returns	$20,304	$21,462
Warranty liability	10,565	7,466
Short-term operating lease liabilities	7,551	1,153
Other	7,857	4,172
Total other current liabilities	$46,277	$34,253
The following table presents the changes in the Company’s warranty liability for the fiscal years ended September 28, 2024, and September 30, 2023:

	September 28, 2024	September 30, 2023
(In thousands)
Warranty liability, beginning of period	$7,466	$5,771
Provision for warranties issued during the period	17,689	12,517
Settlements of warranty claims during the period	(14,590)	(10,822)
Warranty liability, end of period	$10,565	$7,466
7. Leases
In July 2023, as part of the Company's ongoing evaluation of real estate needs and overall lease consolidation initiatives, the Company entered into a lease agreement for a new headquarters location for approximately 50,000 square feet of office space located in Goleta, California. The lease expires in May 2031, with no option to extend. The Company took possession of the leased premises in October 2023, resulting in an increase in right-of-use assets and lease liabilities totaling $7.4 million and $7.8 million, respectively. The Company relocated to this space on June 20, 2024.
The components of lease expense for the fiscal year ended September 28, 2024, was as follows:

Year Ended September 28, 2024
(In thousands)
Operating lease cost	$13,565
Short-term lease cost	873
Variable lease cost	5,193
Total lease cost	$19,631
For the fiscal years ended September 28, 2024, and September 30, 2023, rent expense, including leases for offices and facilities as well as auto leases, was $14.4 million and $12.7 million, respectively, and common area maintenance expense was $5.2 million and $5.5 million, respectively.
The following table summarizes the maturity of lease liabilities under operating leases as of September 28, 2024:

Fiscal years ending	Operating leases
(In thousands)
2025	$8,701
2026	9,768
2027	8,344
2028	7,857
2029	7,830
Thereafter	41,105
Total lease payments	83,605
Less imputed interest	(19,469)
Total lease liabilities	$64,136

SONOS, INC.
Notes to Consolidated Financial Statements
8. Debt
On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA as the other lenders party thereto (the "Revolving Credit Agreement").
The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. In June 2023, the Company amended the Revolving Credit Agreement, replacing prior references to LIBOR with references to SOFR a result of the discontinuation of LIBOR. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (at the Term SOFR Rate, plus the applicable Term SOFR Adjustment ranging from 0.11% to 0.43%, plus an applicable margin (in total, "Adjusted Term SOFR")). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over Adjusted Term SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of September 28, 2024, the Company did not have any outstanding borrowings and had $1.8 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of September 28, 2024, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.
9. Stockholders' Equity
Share Repurchase Program
In November 2023, the Board of Directors authorized a common stock repurchase program of up to $200.0 million. During the fiscal year ended September 28, 2024, the Company repurchased 7,796,120 shares for an aggregate purchase price of $128.9 million at an average price of $16.54 per share under the repurchase program. Aggregate purchase price and average price per share exclude commission and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the consolidated statements of equity. As of September 28, 2024, the Company had $71.1 million available for share repurchases under the repurchase program.
Treasury stock during the fiscal year ended September 28, 2024, included 1,676,904 shares withheld to satisfy employees' tax withholding requirements in connection with vesting of RSUs. Additionally, during the fiscal year ended September 28, 2024, the Company retired 13,476,314 shares of treasury stock. The Company accounts for the retirement of treasury stock by deducting its par value from common stock and reflecting any excess of cost over par value as a deduction from additional paid-in-capital on the consolidated balance sheets.
10. Stock-Based Compensation
2018 Equity Incentive Plan
In July 2018, the Board of Directors (the "Board") adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective in connection with the Company's initial public offering ("IPO"). The number of shares reserved for issuance under the 2018 Plan increases automatically on January 1 of each year beginning in 2019 and continuing through 2028 by a number of shares of common stock equal to the lesser of (x) 5% of the total outstanding shares of the Company’s common stock and common stock equivalents as of the immediately preceding December 31 (rounded to the nearest whole share) and (y) a number of shares determined by the Company's the Board. As of September 28, 2024, there were 40,953,108 shares reserved for future issuance under the 2018 Plan.
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

SONOS, INC.
Notes to Consolidated Financial Statements
The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 30, 2023	8,549,957	$13.99	3.6	$1,689
Exercised	(1,346,552)	$12.67
Forfeited / expired	(121,016)	$14.24
Outstanding at September 28, 2024	7,082,389	$14.24	2.8	$210
The Company granted no options in fiscal 2024, 2023, and 2022. As of September 28, 2024 and September 30, 2023, respectively, all outstanding stock options had been vested and the Company had no unrecognized stock-based compensation expense related to stock options.
Restricted Stock Units
Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. RSUs generally vest quarterly over the service period, which is generally four years with certain awards subject to an initial annual cliff vest. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 30, 2023	7,662,035	$19.42	$98,917
Granted	9,437,212	$11.89
Released	(4,720,562)	$16.33
Forfeited	(1,615,587)	$15.34
Outstanding at September 28, 2024	10,763,098	$14.79	$130,772
At September 28, 2024
Units expected to vest	9,215,498	$14.86	$111,968
As of September 28, 2024 and September 30, 2023, the Company had $115.4 million and $111.6 million of unrecognized stock-based compensation expense related to RSUs, each of which are expected to be recognized over a weighted-average period of 2.4 years.
Performance Stock Units
Pursuant to the 2018 Plan, the Company has issued and may issue certain PSUs that vest on the satisfaction of service and performance conditions. The number of shares vested at the end of the performance period are based on the extent to which the corresponding performance goals have been achieved. The number of shares vested during the twelve months ended September 28, 2024, includes performance achievement adjustments of a net reduction of 25,057 units. The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 30, 2023	265,191	$21.27	$3,424
Granted	499,716	$17.64
Released	(80,827)	$23.35
Outstanding at September 28, 2024	684,080	$18.37	$8,312
As of September 28, 2024 and September 30, 2023, the Company had $0.2 million and $0.3 million of unrecognized stock-based compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.5 and 1.2 years, respectively.

SONOS, INC.
Notes to Consolidated Financial Statements
Stock-based Compensation
Total stock-based compensation expense by function category was as follows:

	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands)
Cost of revenue	$2,614	$2,038	$1,620
Research and development	37,913	35,530	30,724
Sales and marketing	17,499	15,677	15,335
General and administrative	26,268	23,612	27,961
Total stock-based compensation expense	$84,294	$76,857	$75,640
11. Income Taxes
The Company’s income (loss) before provision for income taxes for fiscal 2024, 2023 and 2022 were as follows:

	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands)
Domestic	$(56,661)	$(9,904)	$54,609
Foreign	29,510	14,298	14,121
Income (loss) before provision for income taxes	$(27,151)	$4,394	$68,730
Components of the provision for income taxes consisted of the following:

	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands)
Current:
U.S. Federal	$8,094	$7,507	$—
U.S. State	4,023	4,947	483
Foreign	17,798	2,810	3,401
Total current	29,915	15,264	3,884
Deferred:
U.S. Federal	—	—	(1,459)
U.S. State	—	—	(21)
Foreign	(18,920)	(596)	(1,057)
Total deferred	(18,920)	(596)	(2,537)
Provision for income taxes	$10,995	$14,668	$1,347
The Company is subject to income taxes in the United States and foreign jurisdictions in which it operates. The Company’s tax provision is impacted by the jurisdictional mix of earnings as its foreign subsidiaries have statutory tax rates different from those in the United States. Accordingly, the Company's effective tax rate will vary depending on jurisdictional mix of earnings and changes in tax laws. For the year ended September 28, 2024, the Company’s U.S. tax expense was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 of the U.S. Internal Revenue Code ("Section 174") as the Company recorded a current U.S. tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against its U.S. deferred tax assets. The Company recognized a benefit from income taxes from a favorable tax ruling on a Dutch Innovation Box application resulting in a lower Dutch corporate income tax rate applied to an intercompany sale of intellectual property and from the release of a non-U.S. valuation allowance.

SONOS, INC.
Notes to Consolidated Financial Statements
Components of the Company’s deferred income tax assets and liabilities are as follows:

	September 28, 2024	September 30, 2023
(In thousands)
Deferred tax assets
Capitalized research & development	$107,474	$63,395
Research & development tax credit carryforwards	58,156	75,593
Accrued expenses and reserves	17,070	17,837
Deferred revenue	15,374	15,855
Operating lease liability	14,259	13,097
Other capitalized costs	12,030	5,364
Stock-based compensation	8,195	7,727
Foreign net operating loss carryforwards	5,783	7,606
Depreciation	2,991	2,700
U.S. net operating loss carryforwards	2,296	1,852
Other	592	494
Total deferred tax assets	244,220	211,520
Valuation allowance	(216,365)	(185,840)
Deferred tax assets, net of valuation allowance	27,855	25,680
Deferred tax liabilities
Right-of-use asset	(10,955)	(11,392)
Intangibles	(3,392)	(22,475)
Capitalized inventory	(3,254)	—
Total deferred tax liabilities	(17,601)	(33,867)
Net deferred tax assets (liabilities)	$10,254	$(8,187)

Reported as
Deferred tax assets	$10,314	$1,659
Deferred tax liabilities	(60)	(9,846)
Net deferred tax assets (liabilities)	$10,254	$(8,187)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided to reduce the Company's deferred tax assets to amounts that are more-likely-than-not to be realized. The Company has assessed, on a jurisdictional basis, the realization of its net deferred tax assets, including the ability to carry back net operating losses, the existence of taxable temporary differences, the availability of tax planning strategies and available sources of future taxable income. The Company has concluded that based on cumulative taxable income and future taxable income that it is able to realize a benefit for net deferred tax assets in all non-U.S. jurisdictions. In addition, the Company has concluded that a valuation allowance on its net deferred tax assets in the U.S. continues to be appropriate considering cumulative taxable losses in recent years and uncertainty with respect to future taxable income. It is possible that within the next 12 months there may be sufficient positive evidence to release a portion or all of the remaining valuation allowance in the U.S. Release of the remaining valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the United States.
For the year ended September 28, 2024, the Company had gross state net operating loss carryforwards of $33.4 million, which expire beginning in 2032, as well as $39.9 million in foreign net operating loss carryforwards with an indefinite life. As of September 28, 2024, the Company also had U.S. federal research and development tax credit carryforwards as filed of $37.6 million, and state research and development tax credit carryforwards as filed of $48.0 million, which will expire beginning in 2041 and 2026, respectively. The federal and state research and development tax credits are shown net of uncertain tax positions and net of federal benefit, as applicable, in the components of the Company's deferred income tax assets and liabilities. For the year ended

SONOS, INC.
Notes to Consolidated Financial Statements
September 28, 2024, the increase in capitalized research and development relates to the requirement to capitalize research and development expenses under Section 174.
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
The following table summarizes changes in the valuation allowance for fiscal 2024, 2023 and 2022:

	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands)
Beginning balance	$185,840	$162,267	$155,978
Increase during the period	32,573	23,628	13,841
Decrease during the period	(2,048)	(55)	(7,552)
Ending balance	$216,365	$185,840	$162,267
Reconciliation of U.S. statutory federal income taxes to the Company’s provision for income taxes is as follows:

	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands)
U.S. federal income taxes at statutory rate	$(5,702)	$923	$14,433
U.S. state and local income taxes, net of federal benefit and state credits	(2,496)	(841)	(2,594)
Foreign income tax rate differential	1,544	734	970
Stock-based compensation	2,726	104	(15,532)
Federal research and development tax credits	(8,240)	(7,591)	(8,983)
Unrecognized federal tax benefits	1,082	184	(2,482)
Change in tax rate	(188)	—	5,013
Global intangible low taxed income, net of foreign tax credits	944	1,234	290
Foreign -derived intangible income (FDII) deduction	(1,519)	(6,863)	—
Subpart F income	733	1,374	—
162(m) executive compensation limitation	1,496	2,513	2,574
Deferred adjustments	504	—	—
Intercompany IP sale	(10,412)	—	—
Other	(121)	(695)	1,079
Change in valuation allowance	30,644	23,592	6,579
Provision for income taxes	$10,995	$14,668	$1,347
Change in gross unrecognized tax benefits, excluding interest and penalties, as a result of uncertain tax positions are as follows:

	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands)
Beginning balance	$17,619	$17,021	$21,252
Increase (decrease) - tax positions in prior periods	147	(566)	(6,039)
Increase - tax positions in current periods	1,144	1,164	1,808
Ending balance	$18,910	$17,619	$17,021
The Company does not anticipate changes to its unrecognized benefits within the next 12 months that would result in a material change to the Company’s financial position. The unrecognized tax benefits as of September 28, 2024, would have no impact on the effective tax rate if recognized

SONOS, INC.
Notes to Consolidated Financial Statements
The Company conducts business in a number of jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. U.S. federal income tax returns for the 2020 tax year and earlier are no longer subject to examination by the U.S. Internal Revenue Service (the "IRS"). All U.S. federal and state net operating losses as well as research and development tax credits generated to date, including 2020 and earlier, used in open tax years are subject to adjustment by the IRS and state tax authorities.
The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. There were no accrued interest or penalties as of September 28, 2024, and September 30, 2023.
As of September 28, 2024, the Company continues to assert that the unremitted earnings in our foreign subsidiaries are permanently reinvested and therefore no deferred taxes or withholding taxes have been provided. If, in the future, the Company decides to repatriate its $9.0 million of undistributed earnings from these subsidiaries in the form of dividends or otherwise, the Company could be subject to withholding taxes payable at that time. Outside basis differences in the Company's foreign subsidiaries including unremitted earnings and any related taxes are not material.
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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders:

	September 28, 2024	September 30, 2023	October 1, 2022
(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$(38,146)	$(10,274)	$67,383
Denominator:
Weighted-average shares of common stock - basic	123,218,532	127,702,885	127,691,030
Effect of potentially dilutive stock options	—	—	5,472,807
Effect of RSUs	—	—	4,385,406
Effect of PSUs	—	—	212,835
Weighted-average shares of common stock—diluted	123,218,532	127,702,885	137,762,078

Net income (loss) per share attributable to common stockholders:
Basic	$(0.31)	$(0.08)	$0.53
Diluted	$(0.31)	$(0.08)	$0.49
The following potentially dilutive shares as of the end of each period presented were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	September 28, 2024	September 30, 2023	October 1, 2022
Stock options to purchase common stock	7,756,572	9,449,904	6,877,530
Restricted stock units	12,613,434	9,742,444	5,041,645
Performance stock units	83,998	149,991	88,672
Total	20,454,004	19,342,339	12,007,847
13. Commitments and Contingencies
Commitments to suppliers
The Company utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information the Company supplies, which typically covers twelve months. Consistent with industry practice, the Company acquires inventories from such manufacturers through blanket purchase orders which are based on

SONOS, INC.
Notes to Consolidated Financial Statements
projected demand information and availability of goods. Such purchase commitments typically cover the Company's forecasted product and manufacturing requirements for periods that range a number of months. In certain instances, these agreements allow the Company the option to cancel, reschedule, and/or adjust our requirements based on its business needs for a period of time before the order is due to be fulfilled. The Company's purchase orders typically are not cancellable in the event of a demand plan change or other circumstances, such as where the supplier has procured unique, Sonos-specific designs, and/or specific non-cancellable, non-returnable components based on our provided forecasts.
As of September 28, 2024, the Company's open purchase orders to contract manufacturers for finished goods were approximately $151 million, the majority of which are expected to be paid in the next six months. As of September 28, 2024, the Company's expected commitments to suppliers for components were in the range of $160 million to $180 million, the majority of which is expected to be paid and/or utilized by our contract manufacturers in building finished goods within the next two years. The expected commitments are subject to change as a result of fluctuations in the demand forecast, as well as ongoing negotiations with contract manufacturers and suppliers. These commitments are related to components that can be specific to Sonos products and comprised 1) indirect obligations to third-party manufacturers and suppliers, 2) the inventory owned by contract manufacturers procured to manufacture Sonos products, and 3) purchase commitments made by contract manufacturers to their upstream suppliers.
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
The Company’s Lawsuits Against Google:
On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement by Alphabet and Google of certain Sonos patents related to its smart speakers and related technology. The counterpart lawsuit was stayed pending completion of the ITC investigation and appeal thereof. The ITC concluded its investigation in January 2022, finding all five of the Company’s asserted patents to be valid and infringed by Google, and further finding that one redesign per patent proposed by Google would avoid infringement. The ITC issued a limited exclusion order and a cease-and-desist order with respect to Google’s infringing products. The Company and Google each appealed the ITC’s determination, which was upheld in its entirety by a panel of the appeals court. Google's petition for rehearing by the full appeals court has been denied. The deadline for Google to file a Supreme Court petition for certiorari is December 2024. The stay in the counterpart lawsuit has been lifted as to certain patents that are not subject to review by the Supreme Court. No trial date has been set.
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
Google’s Lawsuits Against the Company:
On June 11, 2020, Google filed a lawsuit in the U.S. District Court for the Northern District of California against the Company alleging infringement by the Company of five Google patents and seeking monetary damages and other non-monetary relief. All five of these patents have since been found invalid or non-infringed by the Court or by the U.S. Patent and Trademark Office or have been withdrawn from the case by Google. Google’s deadline to appeal will run from when the Court enters final judgment, which is expected in November 2024.
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

SONOS, INC.
Notes to Consolidated Financial Statements
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
Implicit
On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company has infringed on certain claims of two patents in this case. The Company denies the allegations. The claims at issue have been held unpatentable by the U.S. Patent and Trademark Office. Implicit has appealed this ruling, which is currently scheduled to be heard by the appeals court in 2024. There is no assurance of a favorable outcome and the Company’s business could be adversely affected as a result of a finding that the Company patents-in-suit are invalid and/or unenforceable. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of September 28, 2024.
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
14. Restructuring Plan
On August 14, 2024, the Company initiated a restructuring plan to reduce its cost base (the “2024 restructuring plan”). The 2024 restructuring plan included a reduction in force involving approximately 6% of the Company's employees. Total pre-tax restructuring and abandonment costs under the 2024 restructuring plan were $11.3 million, substantially all of which were incurred in the fourth quarter of fiscal 2024, with nominal amounts to be incurred through the first quarter of fiscal 2025.
Restructuring and abandonment costs by major cost-type incurred were as follows:

(in thousands)	September 28, 2024
Employee-related costs	$7,371
Lease abandonment charges(1)	2,512
Other restructuring costs	1,970
Total restructuring and abandonment costs	$11,853

SONOS, INC.
Notes to Consolidated Financial Statements
(1) Lease abandonment charges include nominal remaining costs incurred related to the restructuring plan initiated on June 14, 2023, (the “2023 restructuring plan”).
Restructuring and abandonment costs are recorded in the Company's consolidated statements of operations and comprehensive income (loss) as follows:

(in thousands)	September 28, 2024
Research and development(1)	$5,743
Sales and marketing(1)	2,770
General and administrative(1)	3,340
Total restructuring and abandonment costs	$11,853
(1) Restructuring and abandonment costs recorded in the Company's consolidated statements of operations and comprehensive income (loss) include nominal remaining costs incurred related to the 2023 restructuring plan.
The following table summarizes the Company's restructuring activities recorded in accrued expenses and accrued compensation within the consolidated balance sheets:

(in thousands)	Employee Related Costs	Other Restructuring Costs	Total
Balance as of September 30, 2023(1)	$2,068	$56	$2,124
Restructuring charges	7,371	1,970	9,341
Cash paid	(7,287)	(989)	(8,276)
Balance as of September 28, 2024	$2,152	$1,037	$3,189
(1) Balance as of September 30, 2023, relates to activities under the 2023 restructuring plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of September 28, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 28, 2024.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).
Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of September 28, 2024, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 28, 2024.
The effectiveness of our internal control over financial reporting as of September 28, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended September 28, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) On November 13, 2024, in connection with his taking on expanded responsibilities in the finance, technology and operations function, Chris Mason resigned as the Company's principal accounting officer ("PAO"), effective as of immediately following the filing of this Form 10-K (the “Effective Date”). On November 14, 2024, Saori Casey, the Company's Chief Financial Officer, was appointed as the Company's PAO by the Board of Directors of the Company and Greg Price was promoted to Chief Accounting Officer of the Company, each effective as of the Effective Date. Mr. Price has held various finance leadership roles at the Company since July 2018, most recently as the Company’s Senior Director, Corporate Controller, and started his career in public accounting at KPMG.
Ms. Casey, age 57, has served as our Chief Financial Officer since January 2024. From July 2011 to December 2023, Ms. Casey served as Vice President of Financial Planning and Analysis at Apple Inc., a designer and manufacturer of consumer electronics and a variety of services. Prior to that, Ms. Casey held various roles as a finance executive at Cisco Systems Inc., a communications technology manufacturer, for fifteen years. She has served on the board of directors of Houzz Inc., a leading platform for home remodeling and design company, since 2019, and also serves on the Audit Committee, as a Chair, and the Compensation Committee. Ms. Casey holds a B.A. in Economics from the University of California, Santa Barbara, and an M.B.A. from Peter F. Drucker Graduate School of Management at the Claremont Graduate University, where she served as a member of the Drucker Advisory Board since 2018.
Ms. Casey's compensation was not changed in connection with her appointment as the Company's PAO. There are no arrangements or understandings with any other person pursuant to which Ms. Casey will be appointed as the Company’s PAO, and there are no family relationships between Ms. Casey and any director or executive officer of the Company. Additionally, there are no transactions between Ms. Casey and the Company that would be required to be reported under Item 404(a) of Regulation S-K.

(b) On August 26, 2024, Thomas Conrad, a member of the Company's Board of Directors, terminated his trading plan intended to satisfy the requirements of Rule 10b5-1(c), originally adopted on March 4, 2024 for the sale of up to 5,337 shares of the Company's common stock. The plan was originally scheduled to terminate on the earlier of the date all shares under the plan were sold or March 4, 2025.

On September 4, 2024, Maxime Bouvat-Merlin, the Company's Chief Product Officer, terminated his trading plan intended to satisfy the requirements of Rule 10b5-1(c), originally adopted on February 16, 2024 for the sale of up to 1) an aggregate of 49,299 shares of the Company's common stock, 2) an aggregate of 52,950 shares of common stock subject to options granted under our equity incentive plan and 3) an aggregate of 85,767 shares of common stock subject to restricted stock units granted under our equity incentive plan, as decreased by the number of shares withheld by the Company in connection with the vesting of such restricted stock units to satisfy applicable tax withholding requirements. The plan was originally scheduled to terminate on the earlier of the date all shares under the plan were sold or February 19, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is included under the captions "Board of Directors and Corporate Governance," "Proposal One: Election of Directors," "Executive Officers" and "Delinquent Section 16(a) Reports" included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 28, 2024, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is included under the captions “Board of Directors and Corporate Governance” and "Executive Compensation" in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 28, 2024, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions "Equity Compensation Plan Information" and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 28, 2024, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions "Board of Directors and Corporate Governance" and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 28, 2024, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item is included under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 28, 2024, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)Financial Statements
The information concerning Sonos’ consolidated financial statements and the Report of Independent Registered Public Accounting Firm required by this Item 15(a)(1) is incorporated by reference herein to the section of this Annual Report on Form 10-K in Part II, Item 8, titled "Financial Statements and Supplementary Data."
(a)(2)Financial Statement Schedules
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the consolidated financial statements or the notes to those consolidated financial statements.
(a)(3)Exhibits
We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.
EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-38603	3.1	9/11/2018
3.2	Restated Bylaws	10-Q	001-38603	3.2	9/11/2018
4.1	Form of Common Stock Certificate	S-1	333-226076	4.01	7/6/2018
4.2	Amended and Restated Investor Rights Agreement, dated as of July 18, 2012, by and among the Registrant and certain investors of the Registrant	S-1	333-226076	4.02	7/6/2018
4.3	Description of Securities	10-K	001-38603	4.3	11/26/19
10.1+	Form of Indemnification Agreement entered into between Sonos, Inc. and each of its directors and executive officers	S-1	333-226076	10.01	7/6/2018
10.2+	2003 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-226076	10.02	7/6/2018
10.3+	2018 Equity Incentive Plan and forms of agreement thereunder	10-Q	001-38603	10.1	8/12/2021
10.4+	2018 Employee Stock Purchase Plan and form of subscription agreement	S-1	333-226076	10.04	7/6/2018
10.5+	Offer Letter between Patrick Spence and the Registrant, dated May 25, 2012	S-1	333-226076	10.05	7/6/2018
10.6†	Manufacturing Agreement between Inventec Appliances Corporation and the Registrant, dated September 4, 2014, as amended	S-1	333-226076	10.08	7/6/2018
10.7+	Offer Letter between Nicholas Millington and the Registrant, dated February 27, 2003	10-K	001-38603	10.9	11/28/2018
10.8+	Offer Letter between Maxime Bouvat-Merlin and the Registrant dated June 23, 2016	10-K	001-38603	10.8	11/20/2023
10.9+	Executive Incentive Plan	10-Q	001-38603	10.1	2/7/2019
10.10+	Performance Share Award Agreement between Patrick Spence and the Registrant, dated May 28, 2020	10-Q	001-38603	10.1	8/6/2020
10.11+	Offer Letter between Edward Lazarus and the Registrant, dated December 5, 2018	10-Q	001-38603	10.1	2/6/2020
10.12+	Form of Performance Share Award Agreement under 2018 Equity Incentive Plan	10-Q	001-38603	10.1	2/11/2021

10.13+	Offer Letter between Saori Casey and the Registrant dated January 3, 2024	10-Q	001-38603	10.1	5/8/2024
10.14+	Form of Restricted Stock Unit Award Agreement between Saori Casey and the Registrant	10-Q	001-38603	10.2	5/8/2024
10.15+	Form of Performance Share Award Agreement between Saori Casey and the Registrant	10-Q	001-38603	10.3	5/8/2024
10.16+	Offer Letter between Deirdre Findlay and the Registrant dated September 5, 2023					X
10.17††	Amendment to Manufacturing Agreement between Inventec Appliances Corporation and the Registrant, dated January 19, 2024					X
19	Insider Trading Policy					X
21.1	List of subsidiaries of the Registrant	S-1	333-226076	21.01	7/6/2018
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97+	Sonos, Inc. Clawback Policy	10-K	001-38603	97	11/20/2023
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)					X
*Furnished and not filed.
+ Indicates a management contract or compensatory plan or arrangement.
† Confidential treatment has been granted with respect to portions of this exhibit.
†† Certain portions of this exhibit (indicated by "[*]") have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.
Sonos, Inc.

Date: November 15, 2024	By:	/s/ Patrick Spence
Patrick Spence
Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 15, 2024	By:	/s/ Saori Casey
Saori Casey
Chief Financial Officer
(Principal Financial Officer)
Date: November 15, 2024	By:	/s/ Chris Mason
Chris Mason
SVP Finance and Technology
(Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Patrick Spence, Saori Casey, Chris Mason, and each of them, such individual’s true and lawful attorneys-in-fact and agents with full power of substitution, for such individual and in such individual’s name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such individual might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick Spence	Chief Executive Officer and Director	November 15, 2024
Patrick Spence	(Principal Executive Officer)

/s/ Saori Casey	Chief Financial Officer	November 15, 2024
Saori Casey	(Principal Financial Officer)

/s/ Chris Mason	SVP Finance and Technology	November 15, 2024
Chris Mason	(Principal Accounting Officer)

/s/ Karen Boone	Director	November 15, 2024
Karen Boone

/s/ Joanna Coles	Director	November 15, 2024
Joanna Coles

/s/ Thomas Conrad	Director	November 15, 2024
Thomas Conrad

/s/ Bracken Darrell	Director	November 15, 2024
Bracken Darrell

/s/ Julius Genachowski	Director and Chairperson of the Board of Directors	November 15, 2024
Julius Genachowski

/s/ Jonathan Mildenhall	Director	November 15, 2024
Jonathan Mildenhall

/s/ Michelangelo Volpi	Director	November 15, 2024
Michelangelo Volpi