Form 10-Q
period 2024-12-28
Sonos Inc
filed 2025-02-06
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
As of January 25, 2025, the registrant had 119,082,663 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Financial statements
SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	As of
	December 28, 2024	September 28, 2024
Assets
Current assets:
Cash and cash equivalents	$279,955	$169,732
Marketable securities	47,902	51,426
Accounts receivable, net	84,786	44,513
Inventories	140,892	231,505
Prepaids and other current assets	58,991	53,910
Total current assets	612,526	551,086
Property and equipment, net	95,028	102,148
Operating lease right-of-use assets	47,935	50,175
Goodwill	82,854	82,854
Intangible assets, net
In-process research and development	—	73,770
Other intangible assets	84,488	14,266
Deferred tax assets	9,654	10,314
Other noncurrent assets	31,120	31,699
Total assets	$963,605	$916,312

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$162,080	$194,590
Accrued expenses	108,871	87,783
Accrued compensation	28,509	15,701
Deferred revenue, current	20,973	21,802
Other current liabilities	52,081	46,277
Total current liabilities	372,514	366,153
Operating lease liabilities, noncurrent	56,786	56,588
Deferred revenue, noncurrent	61,245	61,075
Deferred tax liabilities	176	60
Other noncurrent liabilities	3,757	3,816
Total liabilities	494,478	487,692

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	125	123
Treasury stock	(48,504)	(17,096)
Additional paid-in capital	521,121	498,245
Accumulated deficit	(697)	(50,934)
Accumulated other comprehensive loss	(2,918)	(1,718)
Total stockholders’ equity	469,127	428,620
Total liabilities and stockholders’ equity	$963,605	$916,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	December 28, 2024	December 30, 2023
Revenue	$550,857	$612,869
Cost of revenue	309,451	330,190
Gross profit	241,406	282,679
Operating expenses
Research and development	80,838	79,235
Sales and marketing	86,644	83,950
General and administrative	25,831	39,799
Total operating expenses	193,313	202,984
Operating income	48,093	79,695
Other income (expense), net
Interest income	1,861	3,075
Interest expense	(110)	(105)
Other income (expense), net	(6,029)	10,274
Total other income (expense), net	(4,278)	13,244
Income before provision for (benefit from) income taxes	43,815	92,939
Provision for (benefit from) income taxes	(6,422)	11,992
Net income	$50,237	$80,947
Net income attributable to common stockholders:
Basic and diluted	$50,237	$80,947

Net income per share attributable to common stockholders:
Basic	$0.41	$0.65
Diluted	$0.40	$0.64

Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	122,071,586	125,181,717
Diluted	124,731,619	126,742,153

Total comprehensive income
Net income	50,237	80,947
Change in foreign currency translation adjustment	(1,116)	(863)
Net unrealized loss on marketable securities	(84)	—
Comprehensive income	$49,037	$80,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended
	December 28, 2024	December 30, 2023
Total stockholders' equity, beginning balances	$428,620	$518,657

Common stock
Beginning balances	$123	$130
Issuance of common stock pursuant to equity incentive plans	2	1
Retirement of treasury stock	—	(4)
Ending balances	$125	$127

Additional paid-in capital
Beginning balances	$498,245	$607,345
Issuance of common stock pursuant to equity incentive plans	2,409	3,537
Retirement of treasury stock	(4,867)	(60,954)
Stock-based compensation expense	25,334	19,358
Ending balances	$521,121	$569,286

Treasury stock
Beginning balances	$(17,096)	$(72,586)
Retirement of treasury stock	4,867	60,959
Repurchase of common stock, including excise tax and commission	(27,231)	(23,484)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(9,044)	(3,745)
Ending balances	$(48,504)	$(38,856)

Retained earnings (accumulated deficit)
Beginning balances	$(50,934)	$(12,788)
Net income	50,237	80,947
Ending balances	$(697)	$68,159

Accumulated other comprehensive loss
Beginning balances	$(1,718)	$(3,444)
Change in foreign currency translation adjustment	(1,116)	(863)
Unrealized loss on investments	(84)	—
Ending balances	$(2,918)	$(4,307)

Total stockholders' equity, ending balances	$469,127	$594,409

Common stock shares:
Beginning balances	123,046,510	130,399,940
Issuance of common stock pursuant to equity incentive plans	2,103,983	1,268,520
Retirement of treasury stock	(421,210)	(4,424,500)
Ending balances	124,729,283	127,243,960

Treasury stock shares:
Beginning balances	(1,282,734)	(5,286,024)
Retirement of treasury stock	421,210	4,424,500
Repurchase of common stock	(1,884,654)	(1,478,597)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(658,055)	(332,550)
Ending balances	(3,404,233)	(2,672,671)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	December 28, 2024	December 30, 2023
Cash flows from operating activities
Net income	$50,237	$80,947
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	25,334	19,358
Depreciation and amortization	17,611	11,878
Provision for inventory obsolescence	1,305	5,837
Restructuring and abandonment charges	—	260
Deferred income taxes	123	(45)
Other	841	1,236
Foreign currency transaction (gain) loss	2,129	(7,388)
Changes in operating assets and liabilities:
Accounts receivable	(41,374)	(12,215)
Inventories	89,308	167,641
Other assets	(6,437)	(12,878)
Accounts payable and accrued expenses	(5,940)	(7,429)
Accrued compensation	12,394	5,988
Deferred revenue	1,513	3,660
Other liabilities	9,129	18,551
Net cash provided by operating activities	156,173	275,401
Cash flows from investing activities
Purchases of marketable securities	(10,128)	—
Purchases of property and equipment	(13,106)	(6,077)
Maturities of marketable securities	13,900	—
Net cash used in investing activities	(9,334)	(6,077)
Cash flows from financing activities
Payments for repurchase of common stock, including excise tax and commission	(27,165)	(23,484)
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(9,044)	(3,745)
Proceeds from exercise of common stock options	2,411	3,538
Net cash used in financing activities	(33,798)	(23,691)
Effect of exchange rate changes on cash and cash equivalents	(2,818)	1,478
Net increase in cash and cash equivalents	110,223	247,111
Cash and cash equivalents
Beginning of period	169,732	220,231
End of period	$279,955	$467,342
Supplemental disclosure
Cash paid for interest	$63	$58
Cash paid for taxes, net of refunds	$658	$3,684
Cash paid for amounts included in the measurement of lease liabilities, net of tenant improvement reimbursements received	$(2,531)	$2,601
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$3,693	$6,141
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$7,637
Excise tax on share repurchases, accrued but not paid	$668	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business Overview and Basis of Presentation
Description of business
Sonos, Inc. and its wholly owned subsidiaries (collectively, "Sonos," the "Company," "we," "us" or "our") designs, develops, manufactures, and sells audio products and services. The Sonos sound system provides customers with an immersive listening experience created by the design of its speakers, headphones and components, a proprietary software platform, and the ability to stream content from a variety of sources over the customer’s wireless network or over Bluetooth.
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
Basis of presentation and preparation
The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet as of September 28, 2024, has been derived from the audited consolidated financial statements of the Company.
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual financial statements. They should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024, (the "Annual Report"), filed with the SEC on November 15, 2024.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three months ended December 28, 2024, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. The three months ended December 28, 2024 and December 30, 2023, spanned 13 weeks each. As used in this Quarterly Report on Form 10-Q, "fiscal 2025" refers to the fiscal year ending September 27, 2025, "fiscal 2024" refers to the fiscal year ended September 28, 2024, and "fiscal 2023" refers to the fiscal year ended September 30, 2023.
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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Recent accounting pronouncements pending adoption
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires disclosure of disaggregated information about significant expenses within relevant income statement captions, such as purchases of inventory, employee compensation, depreciation, and amortization. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments may be applied retrospectively or prospectively. The Company is currently evaluating the pronouncement to determine the impact it may have on the Company's consolidated financial statements and related disclosures.
3. Financial Instruments
The carrying values of the Company’s accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The Company utilizes the following fair value hierarchy to establish priorities of the inputs used to measure fair value:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
The following table summarizes cash, cash equivalents and marketable securities by investment category as of December 28, 2024 and September 28, 2024:

	December 28, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$234,980	$—	$—	$234,980	$234,980	$—
Level 1:
Money market funds	40,881	—	—	40,881	40,881	—
Subtotal	40,881	—	—	40,881	40,881	—
Level 2:
U.S. Treasury securities	51,959	50	(13)	51,996	4,094	47,902
Subtotal	51,959	50	(13)	51,996	4,094	47,902
Total	$327,820	$50	$(13)	$327,857	$279,955	$47,902

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	September 28, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$144,184	$—	$—	$144,184	$144,184	$—
Level 1:
Money market funds	25,548	—	—	25,548	25,548	—
Subtotal	25,548	—	—	25,548	25,548	—
Level 2:
U.S. Treasury securities	51,304	122	—	51,426	—	51,426
Subtotal	51,304	122	—	51,426	—	51,426
Total	$221,036	$122	$—	$221,158	$169,732	$51,426
Marketable securities
As of December 28, 2024, the Company held no securities with original maturities exceeding one year. Realized gains and losses on the sale of securities are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive income.
There were no realized gains or losses on sales of marketable securities during the three months ended December 28, 2024. The Company does not intend to sell the securities, and it is more-likely-than-not that it will not be required to sell before recovery of their amortized cost basis. Accordingly, an allowance for credit losses was deemed unnecessary for these securities as of December 28, 2024.
Accrued interest receivable related to our marketable securities was immaterial as of December 28, 2024. No accrued interest receivables were written off during the three months ended December 28, 2024.
4. Revenue and Geographic Information
Disaggregation of revenue
Revenue is attributed to each region based on ship-to address, and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region. Revenue by region is as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
(In thousands)
Americas	$324,583	$392,439
Europe, Middle East and Africa ("EMEA")	197,612	191,817
Asia Pacific ("APAC")	28,662	28,613
Total revenue	$550,857	$612,869
Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
(In thousands)
United States	$294,629	$361,850
Other countries	256,228	251,019
Total revenue	$550,857	$612,869
Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
(In thousands)
Sonos speakers	$467,142	$503,011
Sonos system products	60,274	84,562
Partner products and other revenue	23,441	25,296
Total revenue	$550,857	$612,869
5. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consist of the following:

	December 28, 2024	September 28, 2024
(In thousands)
Accounts receivable	$180,272	$96,254
Allowance for credit losses	(2,790)	(2,619)
Allowance for sales incentives	(92,696)	(49,122)
Accounts receivable, net of allowances	$84,786	$44,513
Inventories
Inventories consist of the following:

	December 28, 2024	September 28, 2024
(In thousands)
Finished goods	$117,040	$199,825
Component parts	23,852	31,680
Inventories	$140,892	$231,505
As of December 28, 2024 and September 28, 2024, inventory write-downs were $32.0 million and $33.3 million, respectively.
Property and equipment
Property and equipment net of accumulated depreciation were as follows:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	December 28, 2024	September 28, 2024
(In thousands)
Property and equipment	$284,166	$280,247
Less: accumulated depreciation	(189,138)	(178,099)
Property and equipment, net	$95,028	$102,148
Intangible assets
In the first quarter of fiscal year 2025, the Company determined that the underlying project related to the in-process research and development from the acquisition of Mayht Holding BV ("Mayht") was completed. As a result, the acquired $73.8 million of in-process research and development was reclassified as definite-lived developed technology and will amortize over its estimated economic life of 7 years. The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life (In years)
(In thousands, except weighted-average remaining life)
Trade name	$451	$(206)	$(10)	$235	3.25
Technology-based	94,419	(10,166)	—	84,253	6.46
Total intangible assets	$94,870	$(10,372)	$(10)	$84,488	6.45

	September 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Trade name	$451	$(188)	$7	$270	3.50
Technology-based	31,480	(17,484)	-	13,996	4.52
Total finite-lived intangible assets	31,931	(17,672)	7	14,266	4.51
In-process research and development not subject to amortization	73,770	-	—	73,770
Total intangible assets	$105,701	$(17,672)	$7	$88,036
The following table summarizes the estimated future amortization expense of the Company's intangible assets as of December 28, 2024:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2025	$9,154
2026	13,576
2027	13,561
2028	13,446
2029	12,453
2030 and thereafter	22,298
Total future amortization expense	$84,488
Cloud Computing Arrangements
Capitalized costs to implement cloud computing arrangements net of accumulated amortization are reported as a component of other noncurrent assets on the Company's condensed consolidated balance sheets and were as follows:

	December 28, 2024	September 28, 2024
(In thousands)
Cloud computing implementation costs	$26,087	$25,038
Less: accumulated amortization	(10,569)	(9,697)
Cloud computing implementation costs, net	$15,518	$15,341
Amortization expense for implementation costs for cloud-based computing arrangements for the three months ended December 28, 2024 and December 30, 2023 was $0.9 million.
Accrued expenses
Accrued expenses consisted of the following:

	December 28, 2024	September 28, 2024
(In thousands)
Accrued inventory and supply chain costs	$48,025	$34,204
Accrued taxes	28,048	19,084
Accrued advertising and marketing	18,905	12,893
Accrued general and administrative expenses	7,911	10,870
Accrued product development	3,045	4,338
Other accrued payables	2,937	6,394
Total accrued expenses	$108,871	$87,783
Deferred revenue
Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. For the three months ended December 28, 2024 and December 30, 2023, deferred revenue included revenue allocated to unspecified software upgrades and cloud-based services of $81.6 million and $85.3 million, respectively, as well as current deferred revenue related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached.
The following table presents the changes in the Company’s deferred revenue:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
(In thousands)
Deferred revenue, beginning of period	$82,877	$80,838
Recognition of revenue included in beginning of period deferred revenue	(8,221)	(4,023)
Revenue deferred, net of revenue recognized on contracts in the respective period	7,562	9,090
Deferred revenue, end of period	$82,218	$85,905
The Company expects the following recognition of deferred revenue as of December 28, 2024:

	For the fiscal years ending
	Remainder of 2025	2026	2027	2028	2029 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$16,060	$18,589	$15,974	$12,981	$18,614	$82,218
Other current liabilities
Other current liabilities consist of the following:

	December 28, 2024	September 28, 2024
(In thousands)
Reserve for returns	$27,393	$20,304
Warranty liability	10,921	10,565
Short-term operating lease liabilities	7,369	7,551
Other	6,398	7,857
Total other current liabilities	$52,081	$46,277
The following table presents the changes in the Company’s warranty liability:

	December 28, 2024	December 30, 2023
(In thousands)
Warranty liability, beginning of period	$10,565	$7,466
Provision for warranties issued during the period	5,475	5,582
Settlements of warranty claims during the period	(5,119)	(4,276)
Warranty liability, end of period	$10,921	$8,772

6. Debt
On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA as the other lenders party thereto (the "Revolving Credit Agreement"). The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
corporate purposes. In June 2023, the Company amended the Revolving Credit Agreement, replacing prior references to LIBOR with references to SOFR as a result of the discontinuation of LIBOR. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (at the Term SOFR Rate, plus the applicable Term SOFR Adjustment ranging from 0.11% to 0.43%, plus an applicable margin (in total, "Adjusted Term SOFR")). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over Adjusted Term SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of December 28, 2024, the Company did not have any outstanding borrowings and had $2.4 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of December 28, 2024, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.
7. Commitments and Contingencies
Commitments to suppliers
As of December 28, 2024, the Company's open purchase orders to contract manufacturers for finished goods were approximately $84 million, the majority of which are expected to be paid over the next six months. As of December 28, 2024, the Company's expected commitments to suppliers for components were in the range of $170 million to $190 million, the majority of which is expected to be paid and/or utilized by our contract manufacturers in building finished goods within the next two years. The expected commitments are subject to change as a result of fluctuations in the demand forecast, as well as ongoing negotiations with contract manufacturers and suppliers. These commitments are related to components that can be specific to Sonos products and comprised 1) indirect obligations to third-party manufacturers and suppliers, 2) the inventory owned by contract manufacturers procured to manufacture Sonos products, and 3) purchase commitments made by contract manufacturers to their upstream suppliers.
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
The Company’s Lawsuits Against Google:
On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement by Alphabet and Google of certain Sonos patents related to its smart speakers and related technology. The counterpart lawsuit was stayed pending completion of the ITC investigation and appeal thereof. The ITC concluded its investigation in January 2022, finding all five of the Company’s asserted patents to be valid and infringed by Google, and further finding that one redesign per patent proposed by Google would avoid infringement. The ITC issued a limited exclusion order and a cease-and-desist order with respect to Google’s infringing products. The Company and Google each appealed the ITC’s determination, which was upheld in its entirety by a panel of the appeals court. Google's petition for rehearing by the full appeals court has been denied. The stay in the counterpart lawsuit has been lifted. No trial date has been set.
On September 29, 2020, the Company filed another lawsuit against Google alleging infringement of additional Sonos patents and seeking monetary damages and other non-monetary relief. A jury trial was held in May 2023, which found one Sonos patent to be infringed and another Sonos patent not infringed, and returned an award of $32.5 million

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
based on a royalty rate of $2.30 per infringing unit. After trial, the court held Sonos’ patents unenforceable under the doctrine of prosecution laches and invalid as a result of amendments made during prosecution. The Company is appealing the ruling.
Google’s Lawsuits Against the Company:
On June 11, 2020, Google filed a lawsuit in the U.S. District Court for the Northern District of California against the Company alleging infringement by the Company of five Google patents and seeking monetary damages and other non-monetary relief. All five of these patents have since been found invalid or non-infringed by the Court or by the U.S. Patent and Trademark Office or have been withdrawn from the case by Google. The Court has now entered final judgment for Sonos and against Google. Google has appealed.
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
Implicit
On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company has infringed on certain claims of two patents in this case. The Company denies the allegations. The claims at issue have been held unpatentable by the U.S. Patent and Trademark Office. Implicit has appealed this ruling, which is currently scheduled to be heard by the appeals court by mid-2025. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of December 28, 2024.
The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.
8. Stockholders' Equity
On November 15, 2023, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $200.0 million. During the three months ended December 28, 2024, the Company repurchased 1,884,654 shares for an aggregate purchase price of $27.1 million and at an average price of $14.40 per share under the repurchase program. Aggregate purchase price and average price per share exclude commission and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the condensed consolidated statements of equity. The Company had $43.9 million available for share repurchases under the repurchase program as of December 28, 2024.
Treasury stock during the three months ended December 28, 2024, included 658,055 shares withheld to satisfy employees' tax withholding requirements in connection with vesting of stock awards. Additionally, during the three months ended December 28, 2024, the Company retired 421,210 shares of treasury stock.
9. Stock-based Compensation
2018 Equity Incentive Plan
In July 2018, the Board adopted the 2018 Equity Incentive Plan (the "2018 Plan").
Stock options
The summary of the Company’s stock option activity is as follows:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 28, 2024	7,082,389	$14.24	2.8	$210
Exercised	(177,433)	$13.60
Forfeited / expired	(137,698)	$14.73
Outstanding at December 28, 2024	6,767,258	$14.24	2.6	$5,852
As of December 28, 2024 and September 28, 2024, all outstanding stock options have vested and the Company had no unrecognized stock-based compensation expense related to stock options.
Restricted stock units ("RSU")
Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 28, 2024	10,763,098	$14.79	$130,772
Granted	6,737,566	$12.38
Released	(1,919,356)	$13.79
Forfeited	(492,848)	$14.04
Outstanding at December 28, 2024	15,088,460	$13.87	$226,629
As of December 28, 2024 and September 28, 2024, the Company had $156.8 million and $115.4 million of unrecognized stock-based compensation expense related to RSUs, which are expected to be recognized over weighted-average periods of 2.6 and 2.4 years, respectively.
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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 28, 2024	684,080	$18.37	$8,312
Released	(7,194)	$17.54
Performance adjustment(1)	(121,250)	$21.80
Outstanding at December 28, 2024	555,636	$17.63	$8,346
(1) Represents adjustment based on actual achievement of performance-based awards.
As of December 28, 2024 and September 28, 2024, the Company had $0.1 million and $0.2 million of unrecognized stock-based compensation expense related to PSUs, which are expected to be recognized over weighted-average period of 1.5 years.
Stock-based compensation
Total stock-based compensation expense by functional category was as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
(In thousands)
Cost of revenue	$1,349	$654
Research and development	13,315	8,979
Sales and marketing	5,632	3,815
General and administrative	5,038	5,910
Total stock-based compensation expense	$25,334	$19,358
10. Income Taxes
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
The Company recorded a benefit from income taxes of $6.4 million and a provision for income taxes of $12.0 million for the three months ended December 28, 2024 and December 30, 2023, respectively, related to U.S. and non-U.S. income taxes. The negative U.S. AETR is driven by anticipated income tax expense on a forecasted U.S. book loss resulting from capitalizing research and development expense pursuant to U.S. Internal Revenue Code ("Section 174") with no corresponding deferred tax benefit.
For the three months ended December 28, 2024, the Company utilized the AETR method to calculate separate U.S. and foreign income tax provisions. Separate U.S. and foreign AETRs were calculated in accordance with US GAAP since Sonos Inc is forecasted in a full-year loss with no corresponding deferred tax benefit while all non-U.S. entities are forecasted to profitability and, unlike the prior year, small fluctuations in forecasted pre-tax income (loss) are not expected to have a material impact on the estimated U.S. AETR. For the three months ended December 30, 2023, the Company calculated its U.S. income tax provision using the discrete method as though the interim period was an annual period since minor deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
For the three months ended December 28, 2024, the Company’s tax benefit resulted from the application of a negative U.S. AETR to year-to-date U.S. pretax income offset in part by a tax provision for non-U.S. income taxes. For the three months ended December 30, 2023, the Company's U.S. income tax provision was adversely impacted by Section 174 as the Company recorded a current U.S. tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against its U.S. deferred tax assets.
For the three months ended December 28, 2024, the Company concluded that a full valuation allowance on its deferred tax assets in the U.S. continued to be appropriate considering cumulative pre-tax losses in recent years and uncertainty with respect to future taxable income. Release of the valuation allowance in the U.S. would result in a benefit to the income tax provision in the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S.
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
The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders:

	Three Months Ended
	December 28, 2024	December 30, 2023
(In thousands, except share and per share data)
Numerator:
Net income attributable to common stockholders - basic and diluted	$50,237	$80,947
Denominator:
Weighted-average shares of common stock—basic	122,071,586	125,181,717
Effect of potentially dilutive stock options	34,490	133,009
Effect of RSUs	2,616,466	1,424,312
Effect of PSUs	9,077	3,115
Weighted-average shares of common stock—diluted	124,731,619	126,742,153
Net income per share attributable to common stockholders:
Basic	$0.41	$0.65
Diluted	$0.40	$0.64
The following potentially dilutive shares were excluded from the computation of diluted net income per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended
	December 28, 2024	December 30, 2023
Stock options to purchase common stock	6,934,553	8,300,168
Restricted stock units	13,147,922	9,903,792
Performance stock units	7,510	29,436
Total	20,089,985	18,233,396

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
12. Retirement Plans
The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $2.3 million and $2.6 million for the three months ended December 28, 2024 and December 30, 2023, respectively.
13. Subsequent Events
On January 13, 2025, the Company announced that Patrick Spence would be stepping down as Chief Executive Officer (“CEO”) and as a member of the Board, effective immediately. In connection with Mr. Spence’s departure, the Board appointed Tom Conrad as Interim CEO and President, effective January 13, 2025. Mr. Conrad will remain a member of the Board; however he has resigned from his position as Chair and member of the Compensation, People and Diversity & Inclusion Committee of the Board in connection with his appointment as Interim CEO.
On January 13, 2025, the Company informed Maxime Bouvat-Merlin, the Company’s Chief Product Officer (“CPO”), that the Company had eliminated the CPO role, effective immediately. The Company and Mr. Bouvat-Merlin have agreed that he will remain employed by the Company as an advisor to the Interim CEO for a mutually agreed transition period.
On February 5, 2025, the Company announced a reorganization and reduction in force involving approximately 12% of its employees to improve the Company's operating model and cost structure and set the Company up for long-term success. The Company estimates that it will incur approximately $15 million to $18 million of restructuring and related charges, substantially all of which are related to employee severance and benefits costs. The Company expects to incur substantially all of the restructuring and related charges in the second quarter of fiscal 2025.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations and performance, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "would," "expect," "objective," "plan," "potential," "seek," "grow," "target," "if," and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, objectives, restructuring efforts, timing of certain tax impacts and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled "Risk Factors" set forth in Part I, Item 1A of the Annual Report and in our other SEC filings. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. Except as required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
Sonos is one of the world's leading sound experience brands.
We pioneered multi-room, wireless audio products, debuting the world’s first multi-room wireless sound system in 2005. In October 2024, we introduced Arc Ultra, our new premium soundbar debuting Sound Motion TM, our revolutionary transducer technology, and Sonos Sub 4, the next generation of our iconic subwoofer with a refreshed design and internals. Today, our product lineup includes wireless, portable, and home theater speakers, headphones, components, and accessories to address consumers’ evolving audio needs. We are known for delivering unparalleled sound, thoughtful design aesthetic, simplicity of use, and an open platform. Our platform has attracted a broad range of more than 100 streaming content providers, such as Apple Music, Spotify, Deezer, and Pandora. These partners find value in our independent platform and access to our millions of desirable and engaged customers. We frequently introduce new services and features across our platform, providing our customers with enhanced functionality, improved sound, and an enriched user experience. In May 2024, we launched an extensive redesign of our Sonos app. We rebuilt the app from the ground up with the purpose of improving the user experience through a modern user interface and to provide a modular developer platform allowing us to drive more innovation faster in the future. We are committed to continuous technological innovation as reflected in our growing global patent portfolio. We believe our patents comprise the foundational intellectual property for wireless multi-room and other audio technologies.
We generate revenue from the sale of our Sonos speaker products, including wireless speakers, home theater speakers and beginning in June 2024, headphones, from our Sonos system products, including our component products, and from partner products and other revenue, including Sonos and third-party accessories and partnerships.
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

	Three Months Ended
	December 28, 2024	December 30, 2023
(In thousands, except percentages)
Total revenue	$550,857	$612,869
Products sold	1,850	2,109
Net income	$50,237	$80,947
Net income margin(1)	9.1%	13.2%
Adjusted EBITDA(2)	$91,173	$115,242
Adjusted EBITDA margin(2)	16.6%	18.8%
(1)Net income margin is calculated by dividing net income by revenue.
(2)For additional information regarding Adjusted EBITDA and Adjusted EBITDA margin (which are non-GAAP financial measures), including reconciliations of net income to Adjusted EBITDA, see the section titled "Non-GAAP Financial Measures" below.
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
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we use Adjusted EBITDA, Adjusted EBITDA margin, and constant currency which are non-GAAP financial measures. We use these non-GAAP financial measures to evaluate our operating performance and trends and make planning decisions. We believe that these non-GAAP financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses and other items that we exclude from these non-GAAP financial measures. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to a key financial metric used by our management in its financial and operational decision-making.
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
We present percentage sales growth in constant currency to show performance unaffected by fluctuations in currency exchange rates. We calculate constant currency growth percentages by translating our current period financial results using the prior period average currency exchange rates and comparing these amounts to our prior period reported results.
These non-GAAP financial measures are not based on standardized methodology prescribed by U.S. GAAP and are not necessarily comparable to similarly titled measures presented by other companies. Furthermore, other companies may not publish these or similar metrics. These metrics may also have certain limitations as they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations and comprehensive income, including stock-based compensation, which has been and will continue to be, a significant recurring expense for our business and an important part of our compensation strategy. Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.
The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	December 28, 2024	December 30, 2023
(In thousands, except percentages)
Net income	$50,237	$80,947
Add (deduct):
Depreciation and amortization	17,611	11,878
Stock-based compensation expense	25,334	19,358
Interest income	(1,861)	(3,075)
Interest expense	110	105
Other (income) expense, net	6,029	(10,274)
Provision for (benefit from) income taxes	(6,422)	11,992
Legal and transaction related costs(1)	195	3,743
Restructuring and abandonment costs(2)	(60)	568
Adjusted EBITDA	$91,173	$115,242
Revenue	$550,857	$612,869
Net income margin	9.1%	13.2%
Adjusted EBITDA margin	16.6%	18.8%
(1)Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google, as well as legal and transaction costs associated with our acquisition activity, which we do not consider representative of our underlying operating performance.
(2)On August 14, 2024, we initiated a restructuring plan to reduce our cost base involving approximately 6% of our employees (the "2024 restructuring plan"). Substantially all restructuring related costs were incurred in the fourth quarter of fiscal 2024. In the first quarter of fiscal 2025, we recorded a gain resulting from the impact of remaining restructuring costs that were lower than our estimated liability. The gain was recognized as a credit in research and development expenses on the condensed consolidated statements of operations and comprehensive income. For fiscal 2024, restructuring and abandonment costs also include nominal remaining costs incurred related to the restructuring plan incurred on June 14, 2023.

Results of Operations
Comparison of the three months ended December 28, 2024 and December 30, 2023
Revenue
Comparison of the three months ended December 28, 2024 and December 30, 2023

	Three Months Ended				Change
	December 28, 2024		December 30, 2023		$	%
(In thousands, except percentages)	$	%	$	%
Sonos speakers	$467,142	84.8%	$503,011	82.1%	$(35,869)	(7.1)%
Sonos system products	60,274	10.9	84,562	13.8	(24,288)	(28.7)
Partner products and other revenue	23,441	4.3	25,296	4.1	(1,855)	(7.3)
Total revenue	$550,857	100.0%	$612,869	100.0%	$(62,012)	(10.1)%
Volume data (products sold/units in thousands)					Units	%
Total products sold	1,850		2,109		(259)	(12.3)%
We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from Partner products and other revenue sources, including accessories such as speaker stands and wall mounts, and architectural speakers from our Sonance partnership.
Total revenue decreased $62.0 million, or 10.1%, for the three months ended December 28, 2024 compared to the three months ended December 30, 2023, driven by softer demand due to market conditions and challenges resulting from our 2024 app rollout, partially offset by the introduction of Arc Ultra in October 2024 and Ace in June 2024.
Sonos speakers revenue represented 84.8% of total revenue for the three months ended December 28, 2024 and decreased 7.1% compared to the three months ended December 30, 2023, primarily driven by expected declines in Arc and Sonos One, as well as Move, partially offset by the introduction of Arc Ultra and Ace, as well as Era 100. Sonos system products represented 10.9% of total revenue for the three months ended December 28, 2024 and decreased 28.7% compared to the three months ended December 30, 2023, due to lower sales to our installed solutions channel. Partner products and other revenue represented 4.3% of total revenue for the three months ended December 28, 2024 and decreased 7.3% compared to the three months ended December 30, 2023.
The volume of products sold decreased 12.3% for the three months ended December 28, 2024 compared to the three months ended December 30, 2023, primarily driven by expected declines in Arc and Sonos One, as well as Move, and partially offset by the introduction of Arc Ultra and Ace, as well as Era 100.
Revenue by Region

	Three Months Ended		Change
	December 28, 2024	December 30, 2023	$	%	Constant Currency Change (1)
(In thousands, except percentages)
Americas	$324,583	$392,439	$(67,856)	(17.3)%	(16.9)%
EMEA	197,612	191,817	5,795	3.0	2.1
APAC	28,662	28,613	49	0.2	(1.5)
Total revenue	$550,857	$612,869	$(62,012)	(10.1)%	(10.2)%
(1)Constant currency is a financial measure that is not calculated in accordance with U.S. GAAP. For additional information, see the section titled "Non-GAAP Financial Measures" above.

Cost of Revenue and Gross Profit
Comparison of the three months ended December 28, 2024 and December 30, 2023

	Three Months Ended		Change
	December 28, 2024	December 30, 2023	$	%
(In thousands, except percentages)
Cost of revenue	$309,451	$330,190	$(20,739)	(6.3)%
Gross profit	$241,406	$282,679	$(41,273)	(14.6)%
Gross margin	43.8%	46.1%
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
Cost of revenue decreased $20.7 million, or 6.3%, for the three months ended December 28, 2024 compared to the three months ended December 30, 2023, primarily due to a decrease in products sold as well as a decrease in product and material costs, partially offset by a shift into higher cost products.
Gross margin decreased 230 basis points for the three months ended December 28, 2024 compared to the three months ended December 30, 2023, primarily due to an increase in inventory-related write-downs, unfavorable channel mix, and increased depreciation and amortization primarily related to the reclassification of our Mayht in-process research and development into finite-lived intangible assets, partially offset by decreased product and material costs.

Operating Expenses
Comparison of the three months ended December 28, 2024 and December 30, 2023

	Three Months Ended		Change from Prior Fiscal Year
	December 28, 2024	December 30, 2023	$	%
(Dollars in thousands)
Research and development	$80,898	$78,912	$1,986	2.5%
Restructuring and abandonment costs(1)	(60)	323	(383)	(118.6)
Total research and development	$80,838	$79,235	$1,603	2.0%
Percentage of revenue	14.7%	12.9%
Sales and marketing	$86,644	$83,837	$2,807	3.3%
Restructuring and abandonment costs(1)	—	113	(113)	(100.0)
Total sales and marketing	$86,644	$83,950	$2,694	3.2%
Percentage of revenue	15.7%	13.7%
General and administrative	$25,831	$39,667	$(13,836)	(34.9)%
Restructuring and abandonment costs(1)	—	132	(132)	(100.0)
Total general and administrative	$25,831	$39,799	$(13,968)	(35.1)%
Percentage of revenue	4.7%	6.5%
Operating expenses	$193,373	$202,416	$(9,043)	(4.5)%
Restructuring and abandonment costs(1)	(60)	568	(628)	(110.6)
Total operating expenses	$193,313	$202,984	$(9,671)	(4.8)%
Percent of revenue	35.1%	33.1%
(1)    On August 14, 2024, we initiated the 2024 restructuring plan. Substantially all restructuring related costs were incurred in the fourth quarter of fiscal 2024. In the first quarter of fiscal 2025, we recorded a gain resulting from the impact of remaining restructuring costs that were lower than our estimated liability. The gain was recognized as a credit in research and development expenses on the condensed consolidated statements of operations and comprehensive income. For fiscal 2024, restructuring and abandonment costs also include nominal remaining costs incurred related to the restructuring plan incurred on June 14, 2023.
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
Research and development expenses increased $1.6 million, or 2.0%, for the three months ended December 28, 2024 compared to the three months ended December 30, 2023. This increase was primarily driven by a stock-based compensation expense related to retention of key personnel, partially offset by lower personnel-related costs due to lower headcount.
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and marketing activity for our products and personnel-related expenses, as well as trade show and event costs, sponsorship costs, consulting and contractor expenses, travel costs, depreciation for product displays, as well as related maintenance and repair expenses, customer experience and technology support tool expenses, revenue related sales fees from our direct-to-consumer business, and related overhead costs.
Sales and marketing expenses increased $2.7 million, or 3.2%, for the three months ended December 28, 2024 compared to the three months ended December 30, 2023. This was primarily driven by app recovery spend and depreciation costs associated with a refresh of our product displays deployed at retail locations, partially offset by lower revenue-related sales fees.
General and Administrative
General and administrative expenses consist of administrative personnel-related expenses for our finance, legal, human resources and similar personnel, as well as the costs of professional services, information technology, litigation, patents, related overhead, and other administrative expenses.
General and administrative expenses decreased $14.0 million, or 35.1%, for the three months ended December 28, 2024 compared to the three months ended December 30, 2023. This decrease was primarily driven by lower personnel and facilities costs following the 2024 restructuring plan and a decrease in legal fees mainly related to our IP litigation.
Interest Income, Interest Expense, and Other Income (Expense), Net
Comparison of the three months ended December 28, 2024 and December 30, 2023

	Three Months Ended		Change
	December 28, 2024	December 30, 2023	$	%
(In thousands, except percentages)
Interest income	$1,861	$3,075	$(1,214)	(39.5%)
Interest expense	(110)	(105)	(5)	4.8
Other income (expense), net	(6,029)	10,274	(16,303)	(158.7)
Total other income, net	$(4,278)	$13,244	$(17,522)	(132.3)%
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
Interest income for the three months ended December 28, 2024 compared to the three months ended December 30, 2023, decreased due to lower cash balances. Interest expense for the three months ended December 28, 2024 compared to the three months ended December 30, 2023, increased primarily due to increased expenses associated with our Revolving Credit Agreement and banking partners. Other income (expense), net for the three months ended December 28, 2024 compared to the three months ended December 30, 2023, decreased from other income of $10.3 million for the three months ended December 30, 2023 to other expense of $6.0 million for the three months ended December 28, 2024 due to foreign currency exchange fluctuations.
Provision for (Benefit from) Income Taxes
Comparison of the three months ended December 28, 2024 and December 30, 2023

	Three Months Ended		Change
	December 28, 2024	December 30, 2023	$	%
(In thousands, except percentages)
Provision for (benefit from) income taxes	$(6,422)	$11,992	$(18,414)	(153.6)%
We recognized a tax benefit of $6.4 million for the three months ended December 28, 2024, compared to a provision for income taxes of $12.0 million for the three months ended December 30, 2023. This decrease was driven by a change in the prescribed US GAAP method to calculate the interim income tax benefit for the period ending December 28, 2024 versus the method used to calculate the income tax provision for the period ending December 30, 2023.

For the three months ended December 28, 2024, we utilized the AETR method to calculate separate U.S. and foreign income tax provisions. Separate U.S. and non-U.S. AETRs were calculated in accordance with interim US GAAP reporting requirements since, unlike the prior year, small fluctuations in forecasted pre-tax income (loss) are not expected to have a material impact on the estimated U.S. AETR. For the three months ended December 30, 2023, we calculated our U.S. income tax provision using the discrete method as though the interim period was an annual period, since minor deviations in the projected pre-tax loss in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method.
Liquidity and Capital Resources
Our operations are financed primarily through cash flows from operating activities. As of December 28, 2024, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $280.0 million, including $143.3 million held by our foreign subsidiaries, marketable securities of $47.9 million, proceeds from the exercise of stock options, and borrowing capacity under the credit facility under our Revolving Credit Agreement. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of December 28, 2024, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
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
Debt Obligations
On October 13, 2021, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a five year senior secured revolving credit facility in the amount of up to $100 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (SOFR plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of December 28, 2024, we did not have any outstanding borrowings and had $2.4 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of December 28, 2024, we were in compliance with all financial covenants under the Revolving Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	December 28, 2024	December 30, 2023
(In thousands)
Net cash provided by (used in):
Operating activities	$156,173	$275,401
Investing activities	(9,334)	(6,077)
Financing activities	(33,798)	(23,691)
Effect of exchange rate changes	(2,818)	1,478
Net increase in cash and cash equivalents	$110,223	$247,111
Cash flows from operating activities
Net cash provided by operating activities of $156.2 million for the three months ended December 28, 2024, consisted of net income of $50.2 million, non-cash adjustments of $47.3 million, and a favorable impact of net changes in operating assets and liabilities of $58.6 million. Non-cash adjustments primarily consisted of stock-based compensation expense and depreciation and amortization. The net increase in cash from the change in operating assets and liabilities was primarily due to a decrease in inventories of $89.3 million as the result of measures taken to more efficiently manage inventory, an increase in accrued compensation of $12.4 million, and an increase in other liabilities of $9.1 million primarily for provisions for our returns. The net increase in cash from the change in operating assets and liabilities was partially offset by an increase in accounts receivable of $41.4 million.
Cash flows from investing activities
Cash used in investing activities of $9.3 million for the three months ended December 28, 2024, primarily consisted of the purchases of marketable securities of $10.1 million and purchases of property and equipment of $13.1 million mainly related to point-of-sale product displays and manufacturing-related tooling and test equipment to support the launch of new products, partially offset by cash provided by maturities of marketable securities of $13.9 million.
Cash flows from financing activities
Cash used in financing activities of $33.8 million for the three months ended December 28, 2024, primarily consisted of payments for repurchases of common stock of $27.2 million and payments for repurchases of common stock related to shares withheld for tax in connection with vesting of stock awards of $9.0 million, partially offset by proceeds from the exercise of stock options of $2.4 million.
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
For the three months ended December 28, 2024 and December 30, 2023, we recognized a loss from foreign currency exchange of $6.0 million and gain of $10.1 million, respectively. Based on transactions denominated in currencies other than U.S. dollar as of December 28, 2024, a hypothetical adverse change of 10% would have resulted in an adverse impact on income before benefit from income taxes of approximately $9.3 million for the three months ended December 28, 2024.
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of December 28, 2024. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control
There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended December 28, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than the matters described in Note 7. Commitments and Contingencies of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we were not a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended September 28, 2024, which could adversely affect our business, reputation, financial condition and operating results, and affect the trading price of our common stock. There have been no material changes to the risk factors disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to the Company's repurchase of common stock during the quarter ended December 28, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
Sep 29- Oct 26	—	$—	—	$71,069
Oct 27 - Nov 23	—	$—	—	$71,069
Nov 24 - Dec 28	1,884,654	$14.40	1,884,654	$43,928
Total	1,884,654		1,884,654
(1)In November 2023, the Board authorized a common stock repurchase program of up to $200 million. During the three months ended December 28, 2024, the Company repurchased 1,884,654 shares for an aggregate purchase price of $27.1 million, and an average price of $14.40 per share under the repurchase program. Aggregate purchase price and average price per share exclude commission and excise tax. See Note 8. Stockholders' Equity of the Company's condensed consolidated financial statements for further information. The Company withholds shares of common stock from certain employees in connection with the vesting of stock awards issued to such employees to satisfy applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under the Company's stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in the Company's financial statements as they reduce the number of shares that would have been issued upon vesting.
(2)Approximate dollar value of shares that may yet to be purchased under the plans or programs does not include the impact of direct costs incurred to acquire shares.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
On November 15, 2024, Joanna Coles, a member of the Company's Board of Directors, terminated her trading plan intended to satisfy the requirements of Rule 10b5-1(c), originally adopted on December 7, 2023 for the sale of up to 10,860 shares of the Company's common stock. The plan was originally scheduled to terminate on the earlier of the date all shares under the plan were sold or April 4, 2025.

Item 6. Exhibit Index

Incorporated by reference
Exhibit number	Exhibit title	Form	File no.	Exhibit	Filing date	Filed or furnished herewith
31.1	Certification of Interim Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2024, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income, (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags
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

Sonos, Inc.

Date: February 6, 2025	By:	/s/ Tom Conrad
Tom Conrad

Interim Chief Executive Officer

(Principal Executive Officer)

Date: February 6, 2025	By:	/s/ Saori Casey
Saori Casey

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)