Form 10-Q
period 2025-03-29
Sonos Inc
filed 2025-05-08
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
As of April 21, 2025, the registrant had 120,087,493 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Financial statements
SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	As of
	March 29, 2025	September 28, 2024
Assets
Current assets:
Cash and cash equivalents	$173,158	$169,732
Marketable securities	50,349	51,426
Accounts receivable, net	40,430	44,513
Inventories	138,421	231,505
Prepaids and other current assets	50,666	53,910
Total current assets	453,024	551,086
Property and equipment, net	86,035	102,148
Operating lease right-of-use assets	48,011	50,175
Goodwill	82,854	82,854
Intangible assets, net
In-process research and development	—	73,770
Other intangible assets	81,311	14,266
Deferred tax assets	9,197	10,314
Other noncurrent assets	31,746	31,699
Total assets	$792,178	$916,312

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$117,946	$194,590
Accrued expenses	73,531	87,783
Accrued compensation	26,113	15,701
Deferred revenue, current	21,214	21,802
Other current liabilities	50,786	46,277
Total current liabilities	289,590	366,153
Operating lease liabilities, noncurrent	56,442	56,588
Deferred revenue, noncurrent	60,276	61,075
Deferred tax liabilities	311	60
Other noncurrent liabilities	2,700	3,816
Total liabilities	409,319	487,692

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	124	123
Treasury stock	(51,934)	(17,096)
Additional paid-in capital	507,805	498,245
Accumulated deficit	(70,841)	(50,934)
Accumulated other comprehensive loss	(2,295)	(1,718)
Total stockholders’ equity	382,859	428,620
Total liabilities and stockholders’ equity	$792,178	$916,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Revenue	$259,756	$252,662	$810,613	$865,531
Cost of revenue	146,147	140,624	455,597	470,815
Gross profit	113,609	112,038	355,016	394,716
Operating expenses
Research and development	77,423	80,322	158,261	159,557
Sales and marketing	64,210	61,835	150,854	145,785
General and administrative	33,200	40,841	59,032	80,639
Total operating expenses	174,833	182,998	368,147	385,981
Operating income (loss)	(61,224)	(70,960)	(13,131)	8,735
Other income (expense), net
Interest income	1,973	3,933	3,834	7,008
Interest expense	(109)	(122)	(219)	(227)
Other income (expense), net	193	(3,303)	(5,836)	6,971
Total other income (expense), net	2,057	508	(2,221)	13,752
Income (loss) before provision for (benefit from) income taxes	(59,167)	(70,452)	(15,352)	22,487
Provision for (benefit from) income taxes	10,977	(743)	4,555	11,249
Net income (loss)	$(70,144)	$(69,709)	$(19,907)	$11,238

Net income (loss) per share:
Basic	$(0.58)	$(0.56)	$(0.16)	$0.09
Diluted	$(0.58)	$(0.56)	$(0.16)	$0.09

Weighted-average shares used in computing net income (loss) per share:
Basic	119,919,163	123,749,605	120,995,375	124,465,661
Diluted	119,919,163	123,749,605	120,995,375	128,206,823

Total comprehensive income (loss)
Net income (loss)	(70,144)	(69,709)	(19,907)	11,238
Change in foreign currency translation adjustment	656	(85)	(460)	(948)
Net unrealized loss on marketable securities	(33)	(26)	(117)	(26)
Comprehensive income (loss)	$(69,521)	$(69,820)	$(20,484)	$10,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Total stockholders' equity, beginning balances	$469,127	$594,409	$428,620	$518,657

Common stock
Beginning balances	$125	$127	$123	$130
Issuance of common stock pursuant to equity incentive plans	2	2	4	4
Retirement of treasury stock	(3)	(1)	(3)	(6)
Ending balances	$124	$128	$124	$128

Additional paid-in capital
Beginning balances	$521,121	$569,286	$498,245	$607,345
Issuance of common stock pursuant to equity incentive plans	242	8,364	2,650	11,901
Retirement of treasury stock	(36,803)	(23,483)	(41,669)	(84,437)
Stock-based compensation expense	23,245	23,673	48,579	43,031
Ending balances	$507,805	$577,840	$507,805	$577,840

Treasury stock
Beginning balances	$(48,504)	$(38,856)	$(17,096)	$(72,586)
Retirement of treasury stock	36,806	23,484	41,672	84,443
Repurchase of common stock, including excise tax and commission	(33,033)	(53,126)	(60,264)	(76,611)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(7,203)	(9,498)	(16,246)	(13,242)
Ending balances	$(51,934)	$(77,996)	$(51,934)	$(77,996)

Accumulated deficit
Beginning balances	$(697)	$68,159	$(50,934)	$(12,788)
Net income (loss)	(70,144)	(69,709)	(19,907)	11,238
Ending balances	$(70,841)	$(1,550)	$(70,841)	$(1,550)

Accumulated other comprehensive loss
Beginning balances	$(2,918)	$(4,307)	$(1,718)	$(3,444)
Change in foreign currency translation adjustment	656	(85)	(460)	(948)
Unrealized loss on investments	(33)	(26)	$(117)	$(26)
Ending balances	$(2,295)	$(4,418)	$(2,295)	$(4,418)

Total stockholders' equity, ending balances	$382,859	$494,004	$382,859	$494,004

Common stock shares:
Beginning balances	124,729,283	127,243,960	123,046,510	130,399,940
Issuance of common stock pursuant to equity incentive plans	1,573,594	2,059,833	3,677,577	3,328,353
Retirement of treasury stock	(2,542,709)	(1,478,597)	(2,963,919)	(5,903,097)
Ending balances	123,760,168	127,825,196	123,760,168	127,825,196

Treasury stock shares:
Beginning balances	(3,404,233)	(2,672,671)	(1,282,734)	(5,286,024)
Retirement of treasury stock	2,542,709	1,478,597	2,963,919	5,903,097
Repurchase of common stock	(2,282,549)	(3,045,143)	(4,167,203)	(4,523,740)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(548,209)	(508,185)	(1,206,264)	(840,735)
Ending balances	(3,692,282)	(4,747,402)	(3,692,282)	(4,747,402)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities
Net income (loss)	$(19,907)	$11,238
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	45,436	43,031
Depreciation and amortization	32,778	23,121
Provision for inventory obsolescence	(143)	5,293
Restructuring and other charges	4,889	266
Deferred income taxes	997	(31)
Other	1,528	2,188
Foreign currency transaction gain	(72)	(3,441)
Changes in operating assets and liabilities:
Accounts receivable	4,702	(2,793)
Inventories	92,615	161,683
Other assets	1,328	(15,169)
Accounts payable and accrued expenses	(83,634)	(89,151)
Accrued compensation	10,456	16,040
Deferred revenue	(257)	1,857
Other liabilities	5,791	10,025
Net cash provided by operating activities	96,507	164,157
Cash flows from investing activities
Purchases of marketable securities	(25,900)	(45,280)
Purchases of property and equipment	(18,662)	(16,263)
Maturities of marketable securities	27,400	—
Net cash used in investing activities	(17,162)	(61,543)
Cash flows from financing activities
Payments for repurchase of common stock, including excise tax and commission	(60,602)	(76,250)
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(16,246)	(13,242)
Proceeds from exercise of common stock options	2,654	11,905
Net cash used in financing activities	(74,194)	(77,587)
Effect of exchange rate changes on cash and cash equivalents	(1,725)	704
Net increase in cash and cash equivalents	3,426	25,731
Cash and cash equivalents
Beginning of period	169,732	220,231
End of period	$173,158	$245,962
Supplemental disclosure
Cash paid for interest	$126	$134
Cash paid for taxes, net of refunds	$16,493	$12,247
Cash paid for amounts included in the measurement of lease liabilities, net of tenant improvement reimbursements received	$1,149	$6,670
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$1,311	$7,582
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,491	$7,637
Excise tax on share repurchases, accrued but not paid	$264	$361
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three and six months ended March 29, 2025, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. The six months ended March 29, 2025 and March 30, 2024, spanned 26 weeks each. As used in this Quarterly Report on Form 10-Q, "fiscal 2025" refers to the fiscal year ending September 27, 2025 and "fiscal 2024" refers to the fiscal year ended September 28, 2024.
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
Recent accounting pronouncements pending adoption
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires disclosure of disaggregated information about significant expenses within relevant income statement captions, such as purchases of inventory, employee compensation, depreciation, and amortization. Also

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. In January 2025, FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies that the amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The amendments may be applied retrospectively or prospectively, with early adoption permitted. The Company is currently evaluating the pronouncement to determine the impact it may have on the Company's consolidated financial statements and related disclosures.
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
The following table summarizes cash, cash equivalents and marketable securities by investment category as of March 29, 2025 and September 28, 2024:

	March 29, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$157,192	$—	$—	$157,192	$157,192	$—
Level 1:
Money market funds	13,775	—	—	13,775	13,775	—
Subtotal	13,775	—	—	13,775	13,775	—
Level 2:
U.S. Treasury securities	52,535	15	(10)	52,540	2,191	50,349
Subtotal	52,535	15	(10)	52,540	2,191	50,349
Total	$223,502	$15	$(10)	$223,507	$173,158	$50,349

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
Marketable securities
As of March 29, 2025, the Company held no securities with original maturities exceeding one year. Realized gains and losses on the sale of securities are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive income.
There were no realized gains or losses on sales of marketable securities during the three and six months ended March 29, 2025. For securities in a loss position, the Company does not intend to sell the securities, and it is more-likely-than-not that it will not be required to sell before recovery of their amortized cost basis. The Company evaluated whether the decline in fair value resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of the securities and were due primarily to changes in interest rates and market conditions of the underlying securities. Accordingly, an allowance for credit losses was deemed unnecessary for these securities as of March 29, 2025.
Accrued interest receivable related to our marketable securities was immaterial as of March 29, 2025. No accrued interest receivables were written off during the three and six months ended March 29, 2025.
4. Revenue and Geographic Information
Disaggregation of revenue
Revenue is attributed to each region based on ship-to address, and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region. Revenue by region is as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
(In thousands)
Americas	$176,802	$170,187	$501,385	$562,627
Europe, Middle East and Africa ("EMEA")	68,785	69,356	266,397	261,173
Asia Pacific ("APAC")	14,169	13,119	42,831	41,731
Total revenue	$259,756	$252,662	$810,613	$865,531
Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
(In thousands)
United States	$167,102	$155,695	$461,732	$517,544
Other countries	92,654	96,967	348,881	347,987
Total revenue	$259,756	$252,662	$810,613	$865,531
Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
(In thousands)
Sonos speakers	$194,519	$187,262	$661,661	$690,273
Sonos system products	50,540	49,265	110,814	133,826
Partner products and other revenue	14,697	16,135	38,138	41,432
Total revenue	$259,756	$252,662	$810,613	$865,531

5. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consist of the following:

	March 29, 2025	September 28, 2024
(In thousands)
Accounts receivable	$96,337	$96,254
Allowance for credit losses	(2,785)	(2,619)
Allowance for sales incentives	(53,122)	(49,122)
Accounts receivable, net of allowances	$40,430	$44,513
Inventories
Inventories consist of the following:

	March 29, 2025	September 28, 2024
(In thousands)
Finished goods	$112,910	$199,825
Component parts	25,511	31,680
Inventories	$138,421	$231,505
As of March 29, 2025 and September 28, 2024, inventory write-downs were $29.8 million and $33.3 million, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Property and equipment
Property and equipment net of accumulated depreciation were as follows:

	March 29, 2025	September 28, 2024
(In thousands)
Property and equipment	$287,670	$280,247
Less: accumulated depreciation	(201,635)	(178,099)
Property and equipment, net	$86,035	$102,148
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

	March 29, 2025
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life (In years)
(In thousands, except weighted-average remaining life)
Trade name	$451	$(224)	$(2)	$225	3.00
Technology-based	94,419	(13,333)	-	81,086	6.22
Total intangible assets	$94,870	$(13,557)	$(2)	$81,311	6.21

	September 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life (In years)
(In thousands, except weighted-average remaining life)
Trade name	$451	$(188)	$7	$270	3.50
Technology-based	31,480	(17,484)	-	13,996	4.52
Total finite-lived intangible assets	31,931	(17,672)	7	14,266	4.51
In-process research and development not subject to amortization	73,770	-	-	73,770
Total intangible assets	$105,701	$(17,672)	$7	$88,036

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table summarizes the estimated future amortization expense of the Company's intangible assets as of March 29, 2025:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2025	$5,971
2026	13,579
2027	13,563
2028	13,447
2029	12,453
2030 and thereafter	22,298
Total future amortization expense	$81,311
Cloud Computing Arrangements
Capitalized costs to implement cloud computing arrangements net of accumulated amortization are reported as a component of other noncurrent assets on the Company's condensed consolidated balance sheets and were as follows:

	March 29, 2025	September 28, 2024
(In thousands)
Cloud computing implementation costs	$26,288	$25,038
Less: accumulated amortization	(11,411)	(9,697)
Cloud computing implementation costs, net	$14,877	$15,341
Amortization expense for implementation costs for cloud-based computing arrangements for the three months ended March 29, 2025 and March 30, 2024, were $0.9 million. Amortization expense for implementation costs for cloud-based computing arrangements for the six months ended March 29, 2025 and March 30, 2024, were $1.7 million.
Accrued expenses
Accrued expenses included the following:

	March 29, 2025	September 28, 2024
(In thousands)
Accrued inventory and supply chain costs	$39,027	$34,204
Accrued advertising and marketing	11,854	12,893
Accrued general and administrative expenses	7,974	10,870
Accrued taxes	6,843	19,084
Accrued product development	2,565	4,338
Other accrued payables	5,268	6,394
Total accrued expenses	$73,531	$87,783
Deferred revenue
Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. For the six months ended March 29, 2025 and March 30, 2024, deferred revenue included revenue allocated to unspecified software upgrades and cloud-based services of $80.8 million and $82.7 million, respectively, as well as current deferred revenue related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table presents the changes in the Company’s deferred revenue:

	Six Months Ended
	March 29, 2025	March 30, 2024
(In thousands)
Deferred revenue, beginning of period	$82,877	$80,838
Recognition of revenue included in beginning of period deferred revenue	(12,229)	(12,775)
Revenue deferred, net of revenue recognized on contracts in the respective period	10,842	15,245
Deferred revenue, end of period	$81,490	$83,308
The Company expects the following recognition of deferred revenue as of March 29, 2025:

	For the fiscal years ending
	Remainder of 2025	2026	2027	2028	2029 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$11,230	$19,329	$16,678	$13,644	$20,609	$81,490
Other current liabilities
Other current liabilities consist of the following:

	March 29, 2025	September 28, 2024
(In thousands)
Reserve for returns	$24,870	$20,304
Warranty liability	9,974	10,565
Short-term operating lease liabilities	6,584	7,551
Other	9,358	7,857
Total other current liabilities	$50,786	$46,277
The following table presents the changes in the Company’s warranty liability:

	March 29, 2025	March 30, 2024
(In thousands)
Warranty liability, beginning of period	$10,565	$7,466
Provision for warranties issued during the period	7,428	8,126
Settlements of warranty claims during the period	(8,019)	(8,692)
Warranty liability, end of period	$9,974	$6,900
6. Debt
On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA as the other lenders party thereto (the "Revolving Credit Agreement"). The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. In June 2023, the Company amended the Revolving Credit Agreement, replacing prior references to LIBOR with references to SOFR as a result of the discontinuation of LIBOR. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (at the Term SOFR Rate, plus the applicable Term SOFR Adjustment ranging from 0.11% to 0.43%, plus an applicable margin (in total, "Adjusted Term SOFR")). The

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over Adjusted Term SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of March 29, 2025, the Company did not have any outstanding borrowings and had $2.4 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of March 29, 2025, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.
7. Commitments and Contingencies
Commitments to suppliers
As of March 29, 2025, the Company's open purchase orders to contract manufacturers for finished goods were approximately $98 million, the majority of which are expected to be paid over the next six months. As of March 29, 2025, the Company's expected commitments to suppliers for components were in the range of $180 million to $200 million, the majority of which is expected to be paid and/or utilized by our contract manufacturers in building finished goods within the next two years. The expected commitments are subject to change as a result of fluctuations in the demand forecast, as well as ongoing negotiations with contract manufacturers and suppliers. These commitments are related to components that can be specific to Sonos products and comprised 1) indirect obligations to third-party manufacturers and suppliers, 2) the inventory owned by contract manufacturers procured to manufacture Sonos products, and 3) purchase commitments made by contract manufacturers to their upstream suppliers.
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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
these patents have since been found invalid or non-infringed by the Court or by the U.S. Patent and Trademark Office or have been withdrawn from the case by Google. The Court has now entered final judgment for Sonos and against Google. Google has appealed.
On August 8, 2022, Google filed two complaints with the ITC against the Company and two counterpart lawsuits in the Northern District of California against the Company, collectively alleging infringement by the Company of seven Google patents generally related to wireless charging, device setup, and voice control, and seeking monetary damages and other non-monetary relief. The counterpart lawsuits are stayed pending completion of the ITC investigations. In the first ITC investigation, the ITC terminated the investigation as to one Google patent as a result of the expiration of that Google patent and found the other two Google patents invalid as indefinite, thus concluding the first investigation. The second ITC investigation concluded in December 2023 with a final determination of no violation by the Company. Google did not appeal this determination within the deadline but has since petitioned the ITC for acceptance of a petition for review out of time.
Implicit
On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company has infringed on certain claims of two patents in this case. The Company denies the allegations. The claims at issue have been held unpatentable by the U.S. Patent and Trademark Office. Implicit has appealed this ruling, which is currently scheduled to be heard by the appeals court by mid-2025. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of March 29, 2025.
The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.
8. Stockholders' Equity
On November 15, 2023, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $200.0 million (the "2023 Stock Repurchase Program"). On February 24, 2025, the Board authorized a new common stock repurchase program of up to $150.0 million (the "2025 Stock Repurchase Program") resulting in the expiration of the $11.1 million remaining under the 2023 Stock Repurchase Program.
During the six months ended March 29, 2025, the Company repurchased 4,167,203 shares for an aggregate purchase price of $60.0 million and at an average price of $14.39 per share under the 2023 Stock Repurchase Program. Aggregate purchase price and average price per share exclude commission and excise tax. The Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the condensed consolidated statements of equity. The Company has not made any repurchases under the 2025 Stock Repurchase Program.
Treasury stock during the six months ended March 29, 2025, included 1,206,264 shares withheld to satisfy employees' tax withholding requirements in connection with vesting of stock awards. Additionally, during the six months ended March 29, 2025, the Company retired 2,963,919 shares of treasury stock.
9. Stock-based Compensation
2018 Equity Incentive Plan
In July 2018, the Board adopted the 2018 Equity Incentive Plan (the "2018 Plan").

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Stock options
The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 28, 2024	7,082,389	$14.24	2.8	$210
Exercised	(195,479)	$13.59
Forfeited / expired	(235,600)	$14.61
Outstanding at March 29, 2025	6,651,310	$14.24	1.8	$—
As of March 29, 2025 and September 28, 2024, all outstanding stock options have vested and the Company had no unrecognized stock-based compensation expense related to stock options.
Restricted stock units ("RSU")
Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 28, 2024	10,763,098	$14.79	$130,772
Granted	7,089,087	$12.45
Released	(3,474,904)	$15.09
Forfeited	(2,808,466)	$13.81
Outstanding at March 29, 2025	11,568,815	$13.51	$124,712
As of March 29, 2025 and September 28, 2024, the Company had $115.6 million and $115.4 million of unrecognized stock-based compensation expense related to RSUs, which are expected to be recognized over weighted-average periods of 2.4 years.
Performance stock units ("PSU")
Pursuant to the 2018 Plan, the Company has issued and may issue certain PSUs that vest on the satisfaction of service and performance conditions. The number of outstanding PSUs is based on the target number of share awards. The number of shares vested at the end of the performance period is based on achievement of performance conditions and includes a performance adjustment to reflect the extent to which the corresponding performance goals have been achieved. The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 28, 2024	684,080	$18.37	$8,312
Granted	326,375	$11.55
Released	(7,194)	$17.54
Performance adjustment	(121,250)	$21.80
Forfeited	(79,517)	$17.42
Outstanding at March 29, 2025	802,494	$15.18	$8,651
As of March 29, 2025 and September 28, 2024, the Company had $3.8 million and $0.2 million of unrecognized stock-based compensation expense related to PSUs, which are expected to be recognized over weighted-average periods of 1.5 years.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Stock-based compensation
Total stock-based compensation expense by functional category was as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
(In thousands)
Cost of revenue	$1,606	$686	$2,955	$1,340
Research and development	8,557	10,419	21,872	19,398
Sales and marketing	4,027	4,972	9,659	8,787
General and administrative	9,055	7,596	14,093	13,506
Total stock-based compensation expense	$23,245	$23,673	$48,579	$43,031
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
The Company recorded a provision for income taxes of $11.0 million and a benefit from income taxes of $0.7 million for the three months ended March 29, 2025 and March 30, 2024, respectively, related to U.S. and non-U.S. income taxes. The Company recorded a provision for income taxes of $4.6 million and $11.2 million for the six months ended March 29, 2025 and March 30, 2024, respectively, related to U.S. and non-U.S. income taxes.
For the three and six months ended March 29, 2025, the Company utilized the AETR method to calculate separate U.S. and foreign income tax provisions. Separate U.S. and foreign AETRs were calculated in accordance with U.S. GAAP since Sonos, Inc. is forecasted to a full-year loss with no corresponding deferred tax benefit while all non-U.S. entities are forecasted to profitability and, unlike the prior year, small fluctuations in forecasted pre-tax income (loss) are not expected to have a material impact on the estimated U.S. AETR. For the three and six months ended March 30, 2024, the Company calculated its U.S. income tax provision using the discrete method as though the interim period was an annual period since minor deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method.
For the three and six months ended March 29, 2025, the Company’s tax provision is comprised of a U.S. tax provision resulting from the application of a negative U.S. AETR to year-to-date U.S. pretax loss and a tax provision for non-U.S. income taxes. For the three and six months ended March 30, 2024, the Company's U.S. income tax provision was adversely impacted by Section 174 as the Company recorded a current U.S. tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against its U.S. deferred tax assets.
For the six months ended March 29, 2025, the Company concluded that a full valuation allowance on its deferred tax assets in the U.S. continued to be appropriate considering cumulative pre-tax losses in recent years and uncertainty with respect to future taxable income. Release of the valuation allowance in the U.S. would result in a benefit to the income tax provision in the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S.
11. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income (loss) per share adjusts the basic net income (loss) per share and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock awards, using the treasury stock method.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
(In thousands, except share and per share data)
Numerator:
Net income (loss) - basic and diluted	$(70,144)	$(69,709)	$(19,907)	$11,238
Denominator:
Weighted-average shares of common stock—basic	119,919,163	123,749,605	120,995,375	124,465,661
Effect of potentially dilutive stock options	—	—	—	876,897
Effect of RSUs	—	—	—	2,856,594
Effect of PSUs	—	—	—	7,671
Weighted-average shares of common stock—diluted	119,919,163	123,749,605	120,995,375	128,206,823
Net income (loss) per share:
Basic	$(0.58)	$(0.56)	$(0.16)	$0.09
Diluted	$(0.58)	$(0.56)	$(0.16)	$0.09
The following shares were excluded from the computation of diluted net income (loss) per share because their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Stock options to purchase common stock	6,713,001	7,945,226	6,841,022	7,312,304
Restricted stock units	13,555,418	14,314,063	14,659,903	9,964,490
Performance stock units	71,790	59,627	44,188	38,417
Total	20,340,209	22,318,916	21,545,113	17,315,211
12. Retirement Plans
The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended. The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $2.0 million and $2.3 million for the three months ended March 29, 2025 and March 30, 2024, respectively. The Company's matching contributions totaled $4.3 million and $4.9 million for the six months ended March 29, 2025 and March 30, 2024, respectively.
13. Restructuring and Other Charges
The Company started a cost transformation initiative in the second half of fiscal 2024 with the goal of optimizing investments for sustainable, long-term growth. This included the August 14, 2024 initiation of a restructuring plan (the "2024 restructuring plan") that involved a reduction in force of approximately 6% of its employees and a reduction to its real estate footprint. Building on this effort, the Company announced a subsequent restructuring on February 5, 2025, including a reduction in force involving approximately 12% of its employees (the “2025 restructuring plan”). This cost transformation also involved charges related to rationalization of its product roadmap. Furthermore, in January 2025, Patrick Spence stepped down from his role as Chief Executive Officer ("CEO") and as a member of the Board, resulting in the Company incurring costs related to this transition, which are also included in restructuring and other charges.
The following table summarizes the components of restructuring and other charges:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cash restructuring charges:
Employee-related costs	$15,353	$—	$15,353	$—
Other restructuring costs (1)	3,458	—	3,398	308
Total cash charges	$18,811	$—	$18,751	$308
Non-cash charges:
Stock-based awards (2)	$3,143	$—	$3,143	$—
Asset write-offs	1,746	6	1,746	266
Total non-cash charges	$4,889	$6	$4,889	$266

Total restructuring and other charges	$23,700	$6	$23,640	$574
(1)Other restructuring charges include costs primarily related to rationalization of the Company's product roadmap.
(2)Non-cash charges for stock-based awards were related to modifications for equity awards primarily in connection with the CEO transition. These modifications included accelerated vesting of certain RSUs and an extension of the post-termination exercise period for certain stock options.
The following table summarizes restructuring and other charges recorded in the Company's condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Six Months Ended
(in thousands)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cost of revenue	$3,935	$—	$3,935	$—
Research and development	12,766	—	12,706	323
Sales and marketing	2,792	—	2,792	113
General and administrative	4,207	6	4,207	138
Total restructuring and other charges	$23,700	$6	$23,640	$574
The following table summarizes the Company's restructuring and other charges recorded in accrued expenses and accrued compensation within the condensed consolidated balance sheets:

(in thousands)	Employee Related Costs	Other Restructuring Costs	Total
Balance as of September 28, 2024(1)	$2,152	$1,037	$3,189
Restructuring charges	15,353	3,398	18,751
Cash paid	(12,984)	(900)	(13,884)
Balance as of March 29, 2025	$4,521	$3,535	$8,056
(1)Balance as of September 28, 2024, relates to activities under the 2024 restructuring plan.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations and performance, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "would," "expect," "objective," "plan," "potential," "seek," "grow," "target," "if," and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, objectives, restructuring efforts, cost initiatives, timing of certain tax impacts and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled "Risk Factors" set forth in Part I, Item 1A of the Annual Report and in our other SEC filings. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. Except as required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
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
During the second half of fiscal 2024, we started a cost transformation initiative aimed at optimizing our investments for sustainable, long-term growth and enhance our agility. We've taken steps to streamline, reorganize and flatten our organizational structures, including workforce reductions of approximately 6% in August 2024 (the "2024 restructuring plan") and approximately 12% in February 2025 (the "2025 restructuring plan"). These restructuring efforts are expected to result in approximately $42.0 million in savings during the remainder of fiscal 2025. Furthermore, we've been working to rationalize our product roadmap and we intend to continue to take steps that drive operating efficiency. See Note 13. Restructuring and Other Charges in the notes to condensed consolidated financial statements for further information.

Macroeconomic environment
Our business and financial performance depend significantly on worldwide economic conditions. We face global macroeconomic challenges such as inflation, ongoing geopolitical conflicts, uncertainty in the markets, volatility in exchange rates, low or negative growth in certain regions, declining consumer sentiment of international customers towards US-based companies as a result of US trade policy, and uncertainty in consumer demand. In addition, our business may be adversely impacted by the potential expansion of tariffs on goods imported into the U.S., as well as any retaliatory tariffs or policies enacted in other countries.
Global economic and political conditions and uncertainties, including global trade tensions, have caused and may continue to cause volatility in demand for our products as well as cost of materials and logistics, and as a result may impact our results of operations. We are continuing to evaluate and implement mitigating actions, including taking measures to manage our expenses and contain costs, leveraging our supply chain flexibility and evaluating potential pricing and promotion strategies.
For additional information, see Part II, Item 1A "Risk Factors."
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

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
(In thousands, except percentages)
Total revenue	$259,756	$252,662	$810,613	$865,531
Products sold	768	747	2,618	2,856
Net income (loss)	$(70,144)	$(69,709)	(19,907)	11,238
Net income (loss) margin(1)	(27.0%)	(27.6%)	(2.5%)	1.3%
Adjusted EBITDA(2)	$(826)	$(33,643)	90,347	81,601
Adjusted EBITDA margin(2)	(0.3%)	(13.3%)	11.1%	9.4%
(1)Net income (loss) margin is calculated by dividing net income (loss) by revenue.
(2)For additional information regarding Adjusted EBITDA and Adjusted EBITDA margin (which are non-GAAP financial measures), including reconciliations of net income (loss) to Adjusted EBITDA, see the section titled "Non-GAAP Financial Measures" below.
Products Sold
Products sold represents the number of products that are sold during a period, net of returns and includes the sale of products in the Sonos speakers and Sonos system products categories, as well as module units sold through our partnerships from our Partner products and other revenue category. Growth rates between products sold and revenue are not perfectly correlated because our revenue is affected by other variables, such as the mix of products sold during the period, promotional discount activity, the introduction of new products that may have higher or lower than average selling prices, changes to selling prices, as well as the impact of recognition of previously deferred revenue.
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

We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of depreciation and amortization, stock-based compensation expense, interest income, interest expense, other income (expense), income taxes, legal and transaction related costs, restructuring and other costs, and other items that we do not consider representative of underlying operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue.
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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
(In thousands, except percentages)
Net income (loss)	$(70,144)	$(69,709)	$(19,907)	$11,238
Add (deduct):
Depreciation and amortization	15,167	11,243	32,778	23,121
Stock-based compensation expense	20,102	23,673	45,436	43,031
Interest income	(1,973)	(3,933)	(3,834)	(7,008)
Interest expense	109	122	219	227
Other (income) expense, net	(193)	3,303	5,836	(6,971)
Provision for (benefit from) income taxes	10,977	(743)	4,555	11,249
Legal and transaction related costs(1)	1,429	2,395	1,624	6,140
Restructuring and other charges(2)	23,700	6	23,640	574
Adjusted EBITDA	$(826)	$(33,643)	$90,347	$81,601
Revenue	$259,756	$252,662	$810,613	$865,531
Net income (loss) margin	(27.0%)	(27.6%)	(2.5%)	1.3%
Adjusted EBITDA margin	(0.3%)	(13.3%)	11.1%	9.4%
(1)Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google, as well as legal and transaction costs associated with our acquisition activity, which we do not consider representative of our underlying operating performance.
(2)Restructuring and other charges for the three and six months ended March 29, 2025, primarily reflect costs associated with our cost transformation initiative including the 2025 restructuring plan and rationalization of our product roadmap, as well as non-recurring CEO transition costs related to modifications to equity awards. See Note 13. Restructuring and Other Charges in the notes to condensed consolidated financial statements for further information.

Results of Operations
Comparison of the three and six months ended March 29, 2025 and March 30, 2024
Revenue by Product
Comparison of the three and six months ended March 29, 2025 and March 30, 2024

	Three Months Ended		Change		Six Months Ended		Change
	March 29, 2025	March 30, 2024	$	%	March 29, 2025	March 30, 2024	$	%
(In thousands)
Sonos speakers	$194,519	$187,262	$7,257	3.9%	$661,661	$690,273	$(28,612)	(4.1)%
% of total revenue	74.9%	74.1%			81.6%	79.8%
Sonos system products	50,540	49,265	1,275	2.6	110,814	$133,826	(23,012)	(17.2)
% of total revenue	19.5%	19.5%			13.7%	15.5%
Partner products and other revenue	14,697	16,135	(1,438)	(8.9)	38,138	$41,432	(3,294)	(8.0)
% of total revenue	5.7%	6.4%			4.7%	4.8%
Total revenue	$259,756	$252,662	$7,094	2.8%	$810,613	$865,531	$(54,918)	(6.3)%
Volume data (products sold in thousands)			Units	%			Units	%
Total products sold	768	747	21	2.8%	2,618	2,856	(238)	(8.3)%
We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from Partner products and other revenue sources, including accessories such as speaker stands and wall mounts, and architectural speakers from our Sonance partnership.
Total revenue increased $7.1 million, or 2.8%, for the three months ended March 29, 2025 compared to the three months ended March 30, 2024, primarily due to the introduction of Arc Ultra in October 2024 and Ace in June 2024, partially offset by softer demand due to challenging market conditions and the impact of unfavorable foreign exchange rates.
Sonos speakers revenue represented 74.9% of total revenue for the three months ended March 29, 2025 and increased 3.9% compared to the three months ended March 30, 2024, primarily driven by the introduction of Arc Ultra and Ace, partially offset by expected declines in sales of Arc. Sonos system products represented 19.5% of total revenue for the three months ended March 29, 2025 and increased 2.6% compared to the three months ended March 30, 2024. Partner products and other revenue represented 5.7% of total revenue for the three months ended March 29, 2025 and decreased 8.9% compared to the three months ended March 30, 2024.
The volume of products sold increased 2.8% for the three months ended March 29, 2025 compared to the three months ended March 30, 2024, primarily driven by the introduction of Arc Ultra and Ace, partially offset by expected declines in sales of Arc.
Total revenue decreased $54.9 million, or 6.3%, for the six months ended March 29, 2025 compared to the six months ended March 30, 2024, primarily due to softer demand due to market conditions and challenges resulting from our 2024 app rollout, partially offset by the introduction of Arc Ultra in October 2024 and Ace in June 2024.
Sonos speakers revenue represented 81.6% of total revenue for the six months ended March 29, 2025 and decreased 4.1% compared to the six months ended March 30, 2024, primarily driven by expected declines in sales of Arc and Sonos One, as well as Move. These declines were partially offset by the introduction of Arc Ultra and Ace, as well as Era 100. Sonos system products represented 13.7% of total revenue for the six months ended March 29, 2025 and decreased 17.2% compared to the six months ended March 30, 2024, due to lower sales to our installed solutions channel. Partner products and other revenue represented 4.7% of total revenue for the six months ended March 29, 2025 and decreased 8.0% compared to the six months ended March 30, 2024.
The volume of products sold decreased 8.3% for the six months ended March 29, 2025 compared to the six months ended March 30, 2024, primarily driven by expected declines in units sold of Sonos One and Arc, as well as Roam and Move. These declines were partially offset by the introduction of Arc Ultra and Ace, as well as increases in sales of Era 100.

Revenue by Region
The following table presents the change in revenue for the three and six months ended March 29, 2025 compared with the three and six months ended March 30, 2024:

	Three Months Ended March 29, 2025		Six Months Ended March 29, 2025
	Change (%)	Constant Currency Change (%)(1)	Change (%)	Constant Currency Change (%)(1)
Americas	3.9%	4.9%	(10.9)%	(10.3)%
EMEA	(0.8)%	1.7%	2.0%	2.0%
APAC	8.0%	12.6%	2.6%	2.9%
(1)Constant currency is a financial measure that is not calculated in accordance with U.S. GAAP. For additional information, see the section titled "Non-GAAP Financial Measures" above.
Cost of Revenue and Gross Profit
Comparison of the three and six months ended March 29, 2025 and March 30, 2024

	Three Months Ended		Change		Six Months Ended		Change
	March 29, 2025	March 30, 2024	$	%	March 29, 2025	March 30, 2024	$	%
(In thousands, except percentages)
Cost of revenue	$146,147	$140,624	$5,523	3.9%	$455,597	$470,815	$(15,218)	(3.2)%
Gross profit	$113,609	$112,038	$1,571	1.4%	$355,016	$394,716	$(39,700)	(10.1)%
Gross margin	43.7%	44.3%			43.8%	45.6%
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
Cost of revenue increased $5.5 million, or 3.9%, for the three months ended March 29, 2025 compared to the three months ended March 30, 2024, primarily due to shift into higher cost products, and the impact of reorganization efforts, partially offset by a decrease in inventory-related write-downs and a decrease in product and material costs.
Cost of revenue decreased $15.2 million, or 3.2%, for the six months ended March 29, 2025 compared to the six months ended March 30, 2024, primarily due to a decrease in products sold as well as a decrease in product and material costs, partially offset by a shift into higher cost products, the impact of reorganization efforts, and increased depreciation and amortization primarily related to the completion of our Mayht in-process research and development project and related reclassification into finite-lived intangible assets.
Gross Margin
Our gross margin has fluctuated and may, in the future, fluctuate from period to period based on a number of factors, including the mix of products we sell, the mix of channels through which we sell our products, fluctuations of our product and material cost savings, fluctuations in our product and material and logistics markets, product pricing strategies and promotional activity, the foreign currency in which our products are sold, and tariffs and duty costs implemented by governmental authorities.
Gross margin decreased 60 basis points for the three months ended March 29, 2025 compared to the three months ended March 30, 2024, primarily due to the impact of reorganization efforts, and the impact of unfavorable foreign exchange rates, partially offset by decreased inventory-related write-downs and decreased product and material costs.

Gross margin decreased 180 basis points for the six months ended March 29, 2025 compared to the six months ended March 30, 2024, primarily due to unfavorable channel mix, the impact of reorganization efforts, and increased depreciation and amortization primarily related to the completion of our Mayht in-process research and development project and related reclassification into finite-lived intangible assets, partially offset by decreased product and material costs and favorable product mix.
Operating Expenses
Comparison of the three and six months ended March 29, 2025 and March 30, 2024

	Three Months Ended		Change		Six Months Ended		Change
	March 29, 2025	March 30, 2024	$	%	March 29, 2025	March 30, 2024	$	%
(Dollars in thousands)
Research and development	$77,423	$80,322	$(2,899)	(3.6%)	$158,261	$159,557	$(1,296)	(0.8%)
Less restructuring and other charges(1)	12,766	—	12,766	*	12,706	323	12,383	*
Research and development, net of restructuring and other charges	$64,657	$80,322	$(15,665)	(19.5%)	$145,555	$159,234	$(13,679)	(8.6%)

Sales and marketing	$64,210	$61,835	$2,375	3.8%	$150,854	$145,785	$5,069	3.5%
Less restructuring and other charges(1)	2,792	—	2,792	*	2,792	113	2,679	*
Sales and marketing, net of restructuring and other charges	$61,418	$61,835	$(417)	(0.7)%	$148,062	$145,672	$2,390	1.6%

General and administrative	$33,200	$40,841	$(7,641)	(18.7)%	$59,032	$80,639	$(21,607)	(26.8)%
Less restructuring and other charges(1)	4,207	6	4,201	*	4,207	138	4,069	*
General and administrative, net of restructuring and other charges	$28,993	$40,835	$(11,842)	(29.0)%	$54,825	$80,501	$(25,676)	(31.9)%

Operating expenses	$174,833	$182,998	$(8,165)	(4.5)%	$368,147	$385,981	$(17,834)	(4.6)%
Less restructuring and other charges(1)	19,765	6	19,759	*	19,705	574	19,131	*
Operating expenses, net of restructuring and other charges	$155,068	$182,992	$(27,924)	(15.3)%	$348,442	$385,407	$(36,965)	(9.6)%
* Not meaningful
(1)Restructuring and other charges for the three and six months ended March 29, 2025, primarily reflect costs associated with our cost transformation initiative including the 2025 restructuring plan and rationalization of our product roadmap, as well as non-recurring CEO transition costs related to modifications to equity awards. See Note 13. Restructuring and Other Charges in the notes to condensed consolidated financial statements for further information.
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

Research and development expenses excluding restructuring and other costs decreased $15.7 million, or 19.5%, for the three months ended March 29, 2025 compared to the three months ended March 30, 2024. This decrease was primarily driven by lower personnel-related costs due to lower headcount and lower product development spend.
Research and development expenses excluding restructuring and other costs decreased $13.7 million, or 8.6%, for the six months ended March 29, 2025 compared to the six months ended March 30, 2024. This decrease was primarily driven by lower personnel-related costs due to lower headcount and lower product development spend, partially offset by stock-based compensation expense related to retention of key personnel.
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and marketing activity for our products and personnel-related expenses, depreciation for product displays, as well as related maintenance and repair expenses, customer experience expenses, revenue related sales fees from our direct-to-consumer business, and related overhead costs.
Sales and marketing expenses excluding restructuring and other costs decreased $0.4 million, or 0.7%, for the three months ended March 29, 2025 compared to the three months ended March 30, 2024. This decrease was primarily driven by lower personnel-related costs due to lower headcount, partially offset by increased depreciation costs associated with our product displays.
Sales and marketing expenses excluding restructuring and other costs increased $2.4 million, or 1.6%, for the six months ended March 29, 2025 compared to the six months ended March 30, 2024. This was primarily driven by app recovery spend and depreciation costs associated with our product displays, partially offset by decreased advertising and marketing activity, lower personnel-related costs due to lower headcount, and lower revenue-related sales fees.
General and Administrative
General and administrative expenses consist of administrative personnel-related expenses for our finance, legal, human resources and similar personnel, as well as the costs of professional services, information technology, litigation, patents, related overhead, and other administrative expenses.
General and administrative expenses excluding restructuring and other costs decreased $11.8 million, or 29.0%, for the three months ended March 29, 2025 compared to the three months ended March 30, 2024. This decrease was primarily driven by lower personnel-related costs due to lower headcount and a decrease in legal fees mainly related to our IP litigation.
General and administrative expenses excluding restructuring and other costs decreased $25.7 million, or 31.9%, for the six months ended March 29, 2025 compared to the six months ended March 30, 2024. This decrease was primarily driven by lower personnel-related costs due to lower headcount and a decrease in legal fees mainly related to our IP litigation.
Interest Income, Interest Expense, and Other Income (Expense), Net
Comparison of the three and six months ended March 29, 2025 and March 30, 2024

	Three Months Ended		Change		Six Months Ended		Change
	March 29, 2025	March 30, 2024	$	%	March 29, 2025	March 30, 2024	$	%
(In thousands, except percentages)
Interest income	$1,973	$3,933	$(1,960)	(49.8%)	$3,834	$7,008	$(3,174)	(45.3%)
Interest expense	(109)	(122)	13	(10.7)	(219)	(227)	8	(3.5)
Other income (expense), net	193	(3,303)	3,496	(105.8)	(5,836)	6,971	(12,807)	(183.7)
Total other income, net	$2,057	$508	$1,549	*	$(2,221)	$13,752	$(15,973)	(116.2)%
* not meaningful
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

Interest income for the three months ended March 29, 2025 compared to the three months ended March 30, 2024, decreased due to lower cash balances. Interest expense for the three months ended March 29, 2025 compared to the three months ended March 30, 2024, decreased primarily due to lower interest expense on a foreign income tax obligation. Other income (expense), net for the three months ended March 29, 2025 compared to the three months ended March 30, 2024, increased from other expenses of $3.3 million for the three months ended March 30, 2024 to other income of $0.2 million for the three months ended March 29, 2025 due to foreign currency exchange fluctuations.
Interest income for the six months ended March 29, 2025 compared to the six months ended March 30, 2024, decreased due to lower cash balances. Other income (expense), net for the six months ended March 29, 2025 compared to the six months ended March 30, 2024, decreased from other income of $7.0 million for the six months ended March 30, 2024 to other expense of $5.8 million for the six months ended March 29, 2025 due to foreign currency exchange fluctuations.
Provision for (Benefit from) Income Taxes
Comparison of the three and six months ended March 29, 2025 and March 30, 2024

	Three Months Ended		Change		Six Months Ended		Change
	March 29, 2025	March 30, 2024	$	%	March 29, 2025	March 30, 2024	$	%
(In thousands, except percentages)
Provision for (benefit from) income taxes	$10,977	$(743)	$11,720	*	$4,555	$11,249	$(6,694)	(59.5)%
* not meaningful
We recognized a tax provision of $11.0 million for the three months ended March 29, 2025, compared to a benefit from income taxes of $0.7 million for the three months ended March 30, 2024. This increase was driven by a change in the prescribed U.S. GAAP method to calculate the interim income tax provision for the period ending March 29, 2025 versus the discrete method used to calculate the income tax benefit for the period ending March 30, 2024.
For the three months ended March 29, 2025, we utilized the AETR method to calculate separate U.S. and foreign income tax provisions. Separate U.S. and non-U.S. AETRs were calculated in accordance with interim U.S. GAAP reporting requirements since, unlike the prior year, small fluctuations in forecasted pre-tax income (loss) are not expected to have a material impact on the estimated U.S. AETR. For the three months ended March 30, 2024, we calculated our U.S. income tax provision using the discrete method as though the interim period was an annual period, since minor deviations in the projected pre-tax loss in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method.
We recognized tax provisions of $4.6 million and $11.2 million for the six months ended March 29, 2025 and March 30, 2024, respectively. This decrease was driven by a change in the prescribed U.S. GAAP method to calculate the interim income tax benefit for the period ending March 29, 2025 versus the method used to calculate the income tax provision for the period ending March 30, 2024.
Liquidity and Capital Resources
Our operations are financed primarily through cash flows from operating activities. As of March 29, 2025, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $173.2 million, including $72.9 million held by our foreign subsidiaries, marketable securities of $50.3 million, proceeds from the exercise of stock options, and borrowing capacity under the credit facility under our Revolving Credit Agreement. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of March 29, 2025, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
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
Debt Obligations
On October 13, 2021, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a five year senior secured revolving credit facility in the amount of up to $100 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (SOFR plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of March 29, 2025, we did not have any outstanding borrowings and had $2.4 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of March 29, 2025, we were in compliance with all financial covenants under the Revolving Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	March 29, 2025	March 30, 2024
(In thousands)
Net cash provided by (used in):
Operating activities	$96,507	$164,157
Investing activities	(17,162)	(61,543)
Financing activities	(74,194)	(77,587)
Effect of exchange rate changes	(1,725)	704
Net increase in cash and cash equivalents	$3,426	$25,731
Cash flows from operating activities
Net cash provided by operating activities of $96.5 million for the six months ended March 29, 2025, consisted of net loss of $19.9 million, non-cash adjustments of $85.4 million, and a favorable impact of net changes in operating assets and liabilities of $31.0 million. Non-cash adjustments primarily consisted of stock-based compensation expense, depreciation and amortization, as well as non-cash restructuring and other charges. The net increase in cash from the change in operating assets and liabilities was primarily due to a decrease in inventories of $92.6 million due to seasonality and as the result of measures taken to more efficiently manage inventory, an increase in accrued compensation of $10.5 million, an increase in other liabilities of $5.8 million primarily for provisions for our returns, and a decrease in accounts receivable of $4.7 million. The net increase in cash from the change in operating assets and liabilities was partially offset by a decrease in accounts payable of $83.6 million driven by payments for inventory purchases and payment of a non-recurring non-U.S. income tax due on the intercompany transfer of intellectual property to the U.S.
Cash flows from investing activities
Cash used in investing activities of $17.2 million for the six months ended March 29, 2025, primarily consisted of the purchases of marketable securities of $25.9 million and purchases of property and equipment of $18.7 million mainly related to point-of-sale product displays and manufacturing-related tooling and test equipment to support the launch of new products, partially offset by cash provided by maturities of marketable securities of $27.4 million.

Cash flows from financing activities
Cash used in financing activities of $74.2 million for the six months ended March 29, 2025, primarily consisted of payments for repurchases of common stock of $60.6 million and payments for repurchases of common stock related to shares withheld for tax in connection with vesting of stock awards of $16.2 million, partially offset by proceeds from the exercise of stock options of $2.7 million.
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
For the three months ended March 29, 2025 and March 30, 2024, we recognized a gain from foreign currency exchange of $0.2 million and loss of $3.3 million, respectively. For the six months ended March 29, 2025 and March 30, 2024, we recognized a loss from foreign currency exchange of $5.8 million and gain of $6.8 million, respectively. Based on transactions denominated in currencies other than the U.S. dollar as of March 29, 2025, a hypothetical adverse change of 10% would have resulted in an adverse impact on loss before provision for income taxes of approximately $1.6 million and $10.9 million for the three and six months ended March 29, 2025.
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of March 29, 2025. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control
There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended March 29, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended September 28, 2024, which could adversely affect our business, reputation, financial condition and operating results, and affect the trading price of our common stock. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report.
Changes in international trade policies, including the imposition of tariffs have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.
Starting in 2018, the U.S. government imposed significant tariffs on China for U.S.-bound goods in our product categories. We received exemptions to almost all of those tariffs until such time as we were able to diversify our supply chain, primarily to Vietnam and Malaysia. As a result, our reliance on China for our U.S.-bound products is expected to be very modest.
There is significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. For example, the U.S. government has recently instituted or proposed changes to international trade policy and agreements including the imposition of tariffs on China and countries other than China, in many cases significantly and including countries in Southeast Asia and EMEA. Our business may be impacted by the potential expansion of tariffs on U.S.-bound goods imported from other countries including, but not limited to, Vietnam and Malaysia. In addition, many countries have considered or instituted retaliatory policies, including reciprocal tariffs, in response to these proposed U.S. tariffs. To the extent that tariffs imposed by the United States or by other countries increase the price of, or limit the amount or availability of, our products or components or materials used in our products, or increase logistics costs or cause delays, our business and results of operations may be adversely affected. We may be required to raise our prices, which may result in the loss of customers, or we may choose to pay for these tariffs or additional costs without raising prices, either of which may negatively impact our business and results of operation. In addition, a trade war, and uncertainty regarding international trade policies, could have a significant adverse effect on the domestic and world economies and on consumer confidence, sentiment and spending with a corresponding adverse effect on our business and results of operations. It remains unclear what actions the U.S. or foreign governments will take with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. The U.S. and other countries may announce new or changed restrictions with little advance notice. While we are engaged in ongoing efforts to reduce the effect of tariffs, these efforts may take time and be costly to implement and ultimately ineffective. In the event of an expansion of trade restrictions, the imposition of future tariffs on the import of our products or other governmental actions related to tariffs or trade agreements, our business and results of operations may be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On November 15, 2023, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $200.0 million (the "2023 Stock Repurchase Program"). On February 24, 2025, the Board authorized a new common stock repurchase program of up to $150.0 million (the "2025 Stock Repurchase Program") resulting in the expiration of the $11.1 million remaining under the 2023 Stock Repurchase Program.

The following table presents information with respect to the Company's repurchase of common stock during the three months ended March 29, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
Dec 29- Jan 25	2,260,018	$14.38	2,260,018	$11,429
Jan 26 - Feb 22	22,531	$14.14	22,531	$11,111
Feb 23 - Mar 29	—	$—	—	$150,000
Total	2,282,549		2,282,549
(1)Aggregate purchase price and average price per share exclude commission and excise tax. See Note 8. Stockholders' Equity of the Company's condensed consolidated financial statements for further information.
(2)Approximate dollar value of shares that may yet to be purchased under the plans or programs does not include the impact of direct costs incurred to acquire shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
On January 13, 2025, Shamayne Braman, the Company's Chief People Officer, terminated her trading plan intended to satisfy the requirements of Rule 10b5-1(c), originally adopted on March 2, 2024 for the sale of up to 27,838 shares of the Company's common stock subject to restricted stock units granted under our equity incentive plan, as decreased by the number of shares withheld by the Company in connection with the vesting of such restricted stock units to satisfy applicable tax withholding requirements. The plan was originally scheduled to terminate on the earlier of the date all shares under the plan were sold or March 4, 2025.
On February 13, 2025, Nick Millington, the Company's Chief Innovation Officer, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c). The plan provides that Mr. Millington may sell up to an aggregate of 19,948 shares of the Company's common stock subject to options granted under our equity incentive plan. The plan terminates on the earlier of the date all shares under the plan are sold or February 12, 2026.

Item 6. Exhibit Index

		Incorporated by reference
Exhibit number	Exhibit title	Form	File no.	Exhibit	Filing date	Filed or furnished herewith
3.1	Restated Certificate of Incorporation					X
3.2	Restated Bylaws					X
10.1+	Transition Agreement with Patrick Spence dated January 12, 2025.	8-K	001-38603	10.1	1/13/2025
10.2+	Letter Agreement with Thomas Conrad dated January 12, 2025.	8-K	001-38603	10.2	1/13/2025
10.3+	Severance Agreement with Maxime Bouvat-Merlin dated March 3, 2025.	8-K/A	001-38603	10.1	3/5/2025
10.4+	Transition Agreement with Deirdre Findlay dated February 20, 2025.	8-K	001-38603	10.1	2/24/2025
31.1	Certification of Interim Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income, (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags
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

Sonos, Inc.

Date: May 7, 2025	By:	/s/ Tom Conrad
Tom Conrad

Interim Chief Executive Officer

(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Saori Casey
Saori Casey

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)