Form 10-Q
period 2025-06-28
Sonos Inc
filed 2025-08-06
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
As of July 22, 2025, the registrant had 120,880,277 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Financial statements
SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	As of
	June 28, 2025	September 28, 2024
Assets
Current assets:
Cash and cash equivalents	$201,273	$169,732
Marketable securities	52,681	51,426
Accounts receivable, net	94,201	44,513
Inventories	115,427	231,505
Prepaids and other current assets	39,559	53,910
Total current assets	503,141	551,086
Property and equipment, net	80,726	102,148
Operating lease right-of-use assets	46,625	50,175
Goodwill	82,854	82,854
Intangible assets, net
In-process research and development	—	73,770
Other intangible assets	78,008	14,266
Deferred tax assets	10,012	10,314
Other noncurrent assets	33,036	31,699
Total assets	$834,402	$916,312

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$143,992	$194,590
Accrued expenses	75,872	87,783
Accrued compensation	26,408	15,701
Deferred revenue, current	21,867	21,802
Other current liabilities	47,464	46,277
Total current liabilities	315,603	366,153
Operating lease liabilities, noncurrent	55,147	56,588
Deferred revenue, noncurrent	61,098	61,075
Deferred tax liabilities	512	60
Other noncurrent liabilities	2,736	3,816
Total liabilities	435,096	487,692

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	122	123
Treasury stock	(16,322)	(17,096)
Additional paid-in capital	488,548	498,245
Accumulated deficit	(74,220)	(50,934)
Accumulated other comprehensive income (loss)	1,178	(1,718)
Total stockholders’ equity	399,306	428,620
Total liabilities and stockholders’ equity	$834,402	$916,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue	$344,764	$397,146	$1,155,376	$1,262,676
Cost of revenue	195,040	205,505	650,637	676,320
Gross profit	149,724	191,641	504,739	586,356
Operating expenses
Research and development	59,750	74,223	218,011	233,780
Sales and marketing	62,576	71,643	213,430	217,428
General and administrative	30,327	33,186	89,357	113,825
Total operating expenses	152,653	179,052	520,798	565,033
Operating income (loss)	(2,929)	12,589	(16,059)	21,323
Other income (expense), net
Interest income	1,572	2,629	5,406	9,638
Interest expense	(117)	(106)	(336)	(333)
Other income (expense), net	661	(2,464)	(5,176)	4,507
Total other income (expense), net	2,116	59	(106)	13,812
Income (loss) before provision for income taxes	(813)	12,648	(16,165)	35,135
Provision for income taxes	2,566	8,939	7,121	20,188
Net income (loss)	$(3,379)	$3,709	$(23,286)	$14,947

Net income (loss) per share:
Basic	$(0.03)	$0.03	$(0.19)	$0.12
Diluted	$(0.03)	$0.03	$(0.19)	$0.12

Weighted-average shares used in computing net income (loss) per share:
Basic	120,423,439	122,553,129	120,804,730	123,828,150
Diluted	120,423,439	127,245,459	120,804,730	127,886,368

Total comprehensive income (loss)
Net income (loss)	(3,379)	3,709	(23,286)	14,947
Change in foreign currency translation adjustment	3,496	681	3,036	(267)
Net unrealized loss on marketable securities	(23)	(6)	(140)	(32)
Comprehensive income (loss)	$94	$4,384	$(20,390)	$14,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Total stockholders' equity, beginning balances	$382,859	$494,004	$428,620	$518,657

Common stock
Beginning balances	$124	$128	$123	$130
Issuance of common stock pursuant to equity incentive plans	1	2	5	6
Retirement of treasury stock	(3)	(4)	(6)	(10)
Ending balances	$122	$126	$122	$126

Additional paid-in capital
Beginning balances	$507,805	$577,840	$498,245	$607,345
Issuance of common stock pursuant to equity incentive plans	(1)	4,405	2,648	16,306
Retirement of treasury stock	(40,040)	(66,003)	(81,709)	(150,440)
Stock-based compensation expense	20,784	21,930	69,364	64,961
Ending balances	$488,548	$538,172	$488,548	$538,172

Treasury stock
Beginning balances	$(51,934)	$(77,996)	$(17,096)	$(72,586)
Retirement of treasury stock	40,042	66,007	81,715	150,450
Repurchase of common stock, including excise tax and commission	77	(52,820)	(60,187)	(129,430)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(4,507)	(7,514)	(20,754)	(20,757)
Ending balances	$(16,322)	$(72,323)	$(16,322)	$(72,323)

Retained earnings (accumulated deficit)
Beginning balances	$(70,841)	$(1,550)	$(50,934)	$(12,788)
Net income (loss)	(3,379)	3,709	(23,286)	14,947
Ending balances	$(74,220)	$2,159	$(74,220)	$2,159

Accumulated other comprehensive income (loss)
Beginning balances	$(2,295)	$(4,418)	$(1,718)	$(3,444)
Change in foreign currency translation adjustment	3,496	681	3,036	(267)
Unrealized loss on investments	(23)	(6)	$(140)	$(32)
Ending balances	$1,178	$(3,743)	$1,178	$(3,743)

Total stockholders' equity, ending balances	$399,306	$464,391	$399,306	$464,391

Common stock shares:
Beginning balances	123,760,168	127,825,196	123,046,510	130,399,940
Issuance of common stock pursuant to equity incentive plans	1,129,089	1,582,772	4,806,666	4,911,125
Retirement of treasury stock	(2,830,758)	(3,885,878)	(5,794,677)	(9,788,975)
Ending balances	122,058,499	125,522,090	122,058,499	125,522,090

Treasury stock shares:
Beginning balances	(3,692,282)	(4,747,402)	(1,282,734)	(5,286,024)
Retirement of treasury stock	2,830,758	3,885,878	5,794,677	9,788,975
Repurchase of common stock	0	(3,253,468)	(4,167,203)	(7,777,208)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(415,834)	(433,871)	(1,622,098)	(1,274,606)
Ending balances	(1,277,358)	(4,548,863)	(1,277,358)	(4,548,863)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities
Net income (loss)	$(23,286)	$14,947
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	64,789	64,961
Depreciation and amortization	48,657	35,154
Provision for inventory obsolescence	9,242	2,005
Restructuring and other charges	6,323	266
Deferred income taxes	942	819
Other	2,432	2,973
Foreign currency transaction loss (gain)	572	(2,750)
Changes in operating assets and liabilities:
Accounts receivable	(49,010)	(64,218)
Inventories	106,223	189,613
Other assets	11,616	(15,285)
Accounts payable and accrued expenses	(55,341)	(16,942)
Accrued compensation	10,352	10,251
Deferred revenue	(1,033)	1,685
Other liabilities	1,470	4,161
Net cash provided by operating activities	133,948	227,640
Cash flows from investing activities
Purchases of marketable securities	(43,949)	(68,676)
Purchases of property and equipment	(23,418)	(39,477)
Maturities of marketable securities	43,200	20,000
Net cash used in investing activities	(24,167)	(88,153)
Cash flows from financing activities
Payments for repurchase of common stock, including excise tax and commission	(60,602)	(128,739)
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(20,754)	(20,757)
Proceeds from exercise of common stock options	2,653	16,312
Net cash used in financing activities	(78,703)	(133,184)
Effect of exchange rate changes on cash and cash equivalents	463	580
Net increase in cash and cash equivalents	31,541	6,883
Cash and cash equivalents
Beginning of period	169,732	220,231
End of period	$201,273	$227,114
Supplemental disclosure
Cash paid for interest	$197	$195
Cash paid for taxes, net of refunds	$19,065	$17,134
Cash paid for amounts included in the measurement of lease liabilities, net of tenant improvement reimbursements received	$3,460	$9,637
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$2,155	$9,910
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,491	$11,277
Excise tax on share repurchases, accrued but not paid	$187	$691
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three and nine months ended June 28, 2025, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. The nine months ended June 28, 2025 and June 29, 2024, spanned 39 weeks each. As used in this Quarterly Report on Form 10-Q, "fiscal 2025" refers to the fiscal year ending September 27, 2025 and "fiscal 2024" refers to the fiscal year ended September 28, 2024.
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
The following table summarizes cash, cash equivalents and marketable securities by investment category as of June 28, 2025 and September 28, 2024:

	June 28, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$172,644	$—	$—	$172,644	$172,644	$—
Level 1:
Money market funds	28,629	—	—	28,629	28,629	—
Subtotal	28,629	—	—	28,629	28,629	—
Level 2:
U.S. Treasury securities	52,699	2	(20)	52,681	—	52,681
Subtotal	52,699	2	(20)	52,681	—	52,681
Total	$253,972	$2	$(20)	$253,954	$201,273	$52,681

	September 28, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$144,184	$—	$—	$144,184	$144,184	$—
Level 1:
Money market funds	25,548	—	—	25,548	25,548	—
Subtotal	25,548	—	—	25,548	25,548	—
Level 2:
U.S. Treasury securities	51,304	122	—	51,426	—	51,426
Subtotal	51,304	122	—	51,426	—	51,426
Total	$221,036	$122	$—	$221,158	$169,732	$51,426
Marketable securities
As of June 28, 2025, the Company held no securities with original maturities exceeding one year. Realized gains and losses on the sale of securities are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive income.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
There were no realized gains or losses on sales of marketable securities during the three and nine months ended June 28, 2025. For securities in a loss position, the Company does not intend to sell the securities, and it is more-likely-than-not that it will not be required to sell before recovery of their amortized cost basis. The Company evaluated whether the decline in fair value resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of the securities and were due primarily to changes in interest rates and market conditions of the underlying securities. Accordingly, an allowance for credit losses was deemed unnecessary for these securities as of June 28, 2025.
Accrued interest receivable related to our marketable securities was immaterial as of June 28, 2025. No accrued interest receivables were written off during the three and nine months ended June 28, 2025.
4. Revenue and Geographic Information
Disaggregation of revenue
Revenue is attributed to each region based on ship-to address, and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region. Revenue by region is as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
(In thousands)
Americas	$229,656	$264,611	$731,041	$827,238
Europe, Middle East and Africa ("EMEA")	97,245	110,902	363,642	372,074
Asia Pacific ("APAC")	17,863	21,633	60,693	63,364
Total revenue	$344,764	$397,146	$1,155,376	$1,262,676
Revenue is attributed to individual countries based on ship-to address and also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
(In thousands)
United States	$213,815	$248,094	$675,546	$765,639
Other countries	130,949	149,052	479,830	497,037
Total revenue	$344,764	$397,146	$1,155,376	$1,262,676
Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
(In thousands)
Sonos speakers	$253,669	$301,105	$915,330	$991,378
Sonos system products	73,179	75,186	183,993	209,013
Partner products and other revenue	17,916	20,855	56,053	62,285
Total revenue	$344,764	$397,146	$1,155,376	$1,262,676

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
5. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consist of the following:

	June 28, 2025	September 28, 2024
(In thousands)
Accounts receivable	$147,287	$96,254
Allowance for credit losses	(2,904)	(2,619)
Allowance for sales incentives	(50,182)	(49,122)
Accounts receivable, net of allowances	$94,201	$44,513
Inventories
Inventories consist of the following:

	June 28, 2025	September 28, 2024
(In thousands)
Finished goods	$93,264	$199,825
Component parts	22,163	31,680
Inventories	$115,427	$231,505
As of June 28, 2025 and September 28, 2024, inventory write-downs were $39.0 million and $33.3 million, respectively.
Property and equipment
Property and equipment net of accumulated depreciation were as follows:

	June 28, 2025	September 28, 2024
(In thousands)
Property and equipment	$296,833	$280,247
Less: accumulated depreciation	(216,107)	(178,099)
Property and equipment, net	$80,726	$102,148
Intangible assets
In the first quarter of fiscal year 2025, the Company determined that the underlying project related to the in-process research and development from the acquisition of Mayht Holding BV ("Mayht") was completed. As a result, the acquired $73.8 million of in-process research and development was reclassified as definite-lived developed technology and is being amortized over its estimated economic life of 7 years. The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	June 28, 2025
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life (In years)
(In thousands, except weighted-average remaining life)
Trade name	$451	$(244)	$16	$223	2.75
Technology-based	94,419	(16,634)	-	77,785	5.97
Total intangible assets	$94,870	$(16,878)	$16	$78,008	5.96

	September 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life (In years)
(In thousands, except weighted-average remaining life)
Trade name	$451	$(188)	$7	$270	3.50
Technology-based	31,480	(17,484)	-	13,996	4.52
Total finite-lived intangible assets	31,931	(17,672)	7	14,266	4.51
In-process research and development not subject to amortization	73,770	-	-	73,770
Total intangible assets	$105,701	$(17,672)	$7	$88,036
The following table summarizes the estimated future amortization expense of the Company's intangible assets as of June 28, 2025:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2025	$2,651
2026	13,585
2027	13,570
2028	13,451
2029	12,453
2030 and thereafter	22,298
Total future amortization expense	$78,008
Cloud computing arrangements
Capitalized costs to implement cloud computing arrangements net of accumulated amortization are reported as a component of other noncurrent assets on the Company's condensed consolidated balance sheets and were as follows:

	June 28, 2025	September 28, 2024
(In thousands)
Cloud computing implementation costs	$26,844	$25,038
Less: accumulated amortization	(12,314)	(9,697)
Cloud computing implementation costs, net	$14,530	$15,341

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Amortization expense for implementation costs for cloud-based computing arrangements for the three months ended June 28, 2025 and June 29, 2024, were $0.9 million. Amortization expense for implementation costs for cloud-based computing arrangements for the nine months ended June 28, 2025 and June 29, 2024, were $2.6 million.
Accrued expenses
Accrued expenses included the following:

	June 28, 2025	September 28, 2024
(In thousands)
Accrued inventory and supply chain costs	$36,773	$34,204
Accrued taxes	10,668	19,084
Accrued advertising and marketing	10,562	12,893
Accrued general and administrative expenses	8,969	10,870
Accrued product development	4,928	4,338
Other accrued payables	3,972	6,394
Total accrued expenses	$75,872	$87,783
Deferred revenue
Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. For the nine months ended June 28, 2025 and June 29, 2024, deferred revenue included revenue allocated to unspecified software upgrades and cloud-based services of $82.3 million and $82.4 million, respectively, as well as current deferred revenue related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached.
The following table presents the changes in the Company’s deferred revenue:

	Nine Months Ended
	June 28, 2025	June 29, 2024
(In thousands)
Deferred revenue, beginning of period	$82,877	$80,838
Recognition of revenue included in beginning of period deferred revenue	(15,041)	(17,723)
Revenue deferred, net of revenue recognized on contracts in the respective period	15,129	19,871
Deferred revenue, end of period	$82,965	$82,986
The Company expects the following recognition of deferred revenue as of June 28, 2025:

	For the fiscal years ending
	Remainder of 2025	2026	2027	2028	2029 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$6,225	$20,546	$17,813	$14,690	$23,691	$82,965

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Other current liabilities
Other current liabilities consist of the following:

	June 28, 2025	September 28, 2024
(In thousands)
Reserve for returns	$23,108	$20,304
Warranty liability	9,708	10,565
Short-term operating lease liabilities	7,023	7,551
Other	7,625	7,857
Total other current liabilities	$47,464	$46,277
The following table presents the changes in the Company’s warranty liability:

	June 28, 2025	June 29, 2024
(In thousands)
Warranty liability, beginning of period	$10,565	$7,466
Provision for warranties issued during the period	10,312	13,363
Settlements of warranty claims during the period	(11,169)	(12,039)
Warranty liability, end of period	$9,708	$8,790
6. Debt
On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA as the other lenders party thereto (the "Revolving Credit Agreement"). The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. In June 2023, the Company amended the Revolving Credit Agreement, replacing prior references to LIBOR with references to SOFR as a result of the discontinuation of LIBOR. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (at the Term SOFR Rate, plus the applicable Term SOFR Adjustment ranging from 0.11% to 0.43%, plus an applicable margin (in total, "Adjusted Term SOFR")). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over Adjusted Term SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of June 28, 2025, the Company did not have any outstanding borrowings and had $2.4 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of June 28, 2025, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.
7. Commitments and Contingencies
Commitments to suppliers
As of June 28, 2025, the Company's open purchase orders to contract manufacturers for finished goods were approximately $147 million, the majority of which are expected to be paid over the next six months. As of June 28, 2025, the Company's expected commitments to suppliers for components were in the range of $216 million to $244 million, the majority of which is expected to be paid and/or utilized by our contract manufacturers in building finished goods within the next two years. The expected commitments are subject to change as a result of fluctuations in the demand forecast, as well as ongoing negotiations with contract manufacturers and suppliers. These commitments are related to components that can be specific to Sonos products and comprised 1) indirect obligations to third-party

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
manufacturers and suppliers, 2) the inventory owned by contract manufacturers procured to manufacture Sonos products, and 3) purchase commitments made by contract manufacturers to their upstream suppliers.
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
The Company’s Lawsuits Against Google:
On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement by Alphabet and Google of certain Sonos patents related to its smart speakers and related technology. The counterpart lawsuit was stayed pending completion of the ITC investigation and appeal thereof. The ITC concluded its investigation in January 2022, finding all five of the Company’s asserted patents to be valid and infringed by Google, and further finding that one redesign per patent proposed by Google would avoid infringement. The ITC issued a limited exclusion order and a cease-and-desist order with respect to Google’s infringing products. The Company and Google each appealed the ITC’s determination, which was upheld in its entirety by a panel of the appeals court. Google's petition for rehearing by the full appeals court has been denied. The stay in the counterpart lawsuit has been lifted. Google moved to file counterclaims on two of its own patents related to device setup and the court has added those patents to the case. No trial date has been set.
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
On August 8, 2022, Google filed two complaints with the ITC against the Company and two counterpart lawsuits in the Northern District of California against the Company, collectively alleging infringement by the Company of seven Google patents generally related to wireless charging, device setup, and voice control, and seeking monetary damages and other non-monetary relief. The counterpart lawsuits are stayed pending completion of the ITC investigations. In the first ITC investigation, the ITC terminated the investigation as to one Google patent as a result of the expiration of that Google patent and found the other two Google patents invalid as indefinite, thus concluding the first investigation. Google’s time to appeal the decision of indefiniteness has not yet expired. The second ITC investigation concluded in December 2023 with a final determination of no violation by the Company. Google did not appeal this determination.
Implicit
On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company has infringed on certain claims of two patents in this case. The Company denies the allegations. The claims at issue have been held unpatentable by the U.S. Patent and Trademark Office. Implicit has appealed this ruling, which is currently scheduled to be heard by the appeals court in 2025. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of June 28, 2025.

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
During the nine months ended June 28, 2025, the Company repurchased 4,167,203 shares for an aggregate purchase price of $60.0 million and at an average price of $14.39 per share under the 2023 Stock Repurchase Program. The Company has not made any repurchases under the 2025 Stock Repurchase Program. Aggregate purchase price and average price per share exclude commission and excise tax. The Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the condensed consolidated statements of equity.
Treasury stock during the nine months ended June 28, 2025, included 1,622,098 shares withheld to satisfy employees' tax withholding requirements in connection with vesting of stock awards. Additionally, during the nine months ended June 28, 2025, the Company retired 5,794,677 shares of treasury stock.
9. Stock-based Compensation
2018 Equity Incentive Plan
In July 2018, the Board adopted the 2018 Equity Incentive Plan (the "2018 Plan").
Stock options
The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 28, 2024	7,082,389	$14.24	2.8	$210
Exercised	(195,479)	$13.59
Forfeited / expired	(1,010,510)	$14.24
Outstanding at June 28, 2025	5,876,400	$14.26	1.7	$—
As of June 28, 2025 and September 28, 2024, all outstanding stock options have vested and the Company had no unrecognized stock-based compensation expense related to stock options.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Restricted stock units ("RSU")
Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 28, 2024	10,763,098	$14.79	$130,772
Granted	7,252,030	$12.41
Released	(4,603,993)	$15.17
Forfeited	(3,322,526)	$13.66
Outstanding at June 28, 2025	10,088,609	$13.28	$108,251
As of June 28, 2025 and September 28, 2024, the Company had $94.7 million and $115.4 million of unrecognized stock-based compensation expense related to RSUs, which are expected to be recognized over weighted-average periods of 2.3 years and 2.4 years, respectively.
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

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 28, 2024	684,080	$18.37	$8,312
Granted	339,837	$11.53
Released	(7,194)	$17.54
Performance adjustment	(121,250)	$21.80
Forfeited	(137,914)	$17.40
Outstanding at June 28, 2025	757,559	$14.93	$8,129
As of June 28, 2025 and September 28, 2024, the Company had $4.3 million and $0.2 million of unrecognized stock-based compensation expense related to PSUs, which are expected to be recognized over weighted-average periods of 1.3 years and 1.5 years, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Stock-based compensation
Total stock-based compensation expense by functional category was as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
(In thousands)
Cost of revenue	$1,633	$655	$4,588	$1,995
Research and development	7,944	9,735	29,816	29,133
Sales and marketing	3,568	4,510	13,227	13,297
General and administrative	7,639	7,030	21,733	20,536
Total stock-based compensation expense	$20,784	$21,930	$69,364	$64,961
For the three and nine months ended June 28, 2025, the Company incurred non-recurring stock-based compensation expenses related to restructuring activities.
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
The Company recorded a provision for income taxes of $2.6 million and $8.9 million for the three months ended June 28, 2025 and June 29, 2024, respectively, related to U.S. and non-U.S. income taxes. The Company recorded a provision for income taxes of $7.1 million and $20.2 million for the nine months ended June 28, 2025 and June 29, 2024, respectively, related to U.S. and non-U.S. income taxes.
For the three and nine months ended June 28, 2025, the Company utilized the AETR method to calculate separate U.S. and foreign income tax provisions. Separate U.S. and foreign AETRs were calculated in accordance with U.S. GAAP since Sonos, Inc. is forecasted to a full-year loss with no corresponding deferred tax benefit while all non-U.S. entities are forecasted to profitability and, unlike the prior year, small fluctuations in forecasted pre-tax income (loss) are not expected to have a material impact on the estimated U.S. AETR. For the three and nine months ended June 29, 2024, the Company calculated its U.S. income tax provision using the discrete method as though the interim period was an annual period since minor deviations in the projected pre-tax net income (loss) in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method.
For the three and nine months ended June 28, 2025, the Company’s tax provision is comprised of a U.S. tax provision resulting from the application of a negative U.S. AETR to year-to-date U.S. pretax loss and a tax provision for non-U.S. income taxes. For the three and nine months ended June 29, 2024, the Company's U.S. income tax provision was adversely impacted by Section 174 as the Company recorded a current U.S. tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against its U.S. deferred tax assets.
For the nine months ended June 28, 2025, the Company concluded that a full valuation allowance on its deferred tax assets in the U.S. continued to be appropriate considering cumulative pre-tax losses in recent years and uncertainty with respect to future taxable income. Release of the valuation allowance in the U.S. would result in a benefit to the income tax provision in the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S.
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The Company continues to evaluate the bill's impact on its consolidated financial statements.
11. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income (loss) per share adjusts the basic net income (loss) per

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
share and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock awards, using the treasury stock method.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
(In thousands, except share and per share data)
Numerator:
Net income (loss) - basic and diluted	$(3,379)	$3,709	$(23,286)	$14,947
Denominator:
Weighted-average shares of common stock—basic	120,423,439	122,553,129	120,804,730	123,828,150
Effect of potentially dilutive stock options	—	1,116,000	—	956,598
Effect of RSUs	—	3,543,526	—	3,085,571
Effect of PSUs	—	32,804	—	16,049
Weighted-average shares of common stock—diluted	120,423,439	127,245,459	120,804,730	127,886,368
Net income (loss) per share:
Basic	$(0.03)	$0.03	$(0.19)	$0.12
Diluted	$(0.03)	$0.03	$(0.19)	$0.12
The following shares were excluded from the computation of diluted net income (loss) per share because their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Stock options to purchase common stock	6,338,165	6,371,604	6,673,403	6,998,738
Restricted stock units	10,863,006	9,556,879	13,394,270	9,828,619
Performance stock units	516,697	187,255	201,691	88,030
Total	17,717,868	16,115,738	20,269,364	16,915,387
12. Retirement Plans
The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended. The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $1.6 million and $2.5 million for the three months ended June 28, 2025 and June 29, 2024, respectively. The Company's matching contributions totaled $5.9 million and $7.4 million for the nine months ended June 28, 2025 and June 29, 2024, respectively.
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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table summarizes the components of restructuring and other charges:

	Three Months Ended		Nine Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cash restructuring charges:
Employee-related costs	$1,874	$443	$17,227	$443
Other restructuring costs (1)	(1,327)	850	2,071	1,157
Total cash charges	$547	$1,293	$19,298	$1,600
Non-cash charges:
Stock-based awards (2)	$1,434	$—	$4,577	$—
Asset write-offs	—	—	1,746	266
Total non-cash charges	$1,434	$—	$6,323	$266

Total restructuring and other charges	$1,981	$1,293	$25,621	$1,866
(1)Other restructuring charges include estimated costs primarily related to rationalization of the Company's product roadmap, including a benefit for the three months ended June 28, 2025, related to a change in estimate resulting from favorable contract negotiations with one of the Company's contract manufacturers.
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
The following table summarizes restructuring and other charges recorded in the Company's condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Nine Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of revenue	$(514)	$—	$3,420	$—
Research and development	(824)	478	11,882	801
Sales and marketing	1,038	185	3,831	297
General and administrative	2,281	630	6,488	768
Total restructuring and other charges	$1,981	$1,293	$25,621	$1,866
The following table summarizes the Company's restructuring and other charges recorded in accrued expenses and accrued compensation within the condensed consolidated balance sheets:

(in thousands)	Employee Related Costs	Other Restructuring Costs	Total
Balance as of September 28, 2024(1)	$2,152	$1,037	$3,189
Restructuring charges	17,227	2,071	19,298
Cash paid	(16,294)	(1,529)	(17,823)
Balance as of June 28, 2025	$3,085	$1,579	$4,664
(1)Balance as of September 28, 2024, relates to activities under the 2024 restructuring plan.
14. Subsequent Event
On July 22, 2025, the Board of Directors (the “Board”) appointed Tom Conrad Chief Executive Officer and President effective immediately, following his tenure as interim Chief Executive Officer since January 13, 2025. Mr. Conrad will remain on the Board.

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
On July 22, 2025, our board of directors appointed Tom Conrad as our new Chief Executive Officer, following his tenure as interim Chief Executive Officer since January 13, 2025. Under Mr. Conrad's direction, we have significantly improved our software products, reorganized our operations to improve our efficiency and effectiveness and recommitted to delivering the kind of premium experience our customers expect. With every new product, software feature and integration, the Sonos platform becomes more powerful and provides greater value to our customers.
During the second half of fiscal 2024, we started a cost transformation initiative aimed at optimizing our investments for sustainable, long-term growth and to enhance our agility. We've taken steps to streamline, reorganize and flatten our organizational structures, including workforce reductions of approximately 6% in August 2024 (the "2024 restructuring plan") and approximately 12% in

February 2025 (the "2025 restructuring plan") which are expected to result in approximately $20 million in savings during the remainder of fiscal 2025. See Note 13. Restructuring and Other Charges in the notes to condensed consolidated financial statements for further information. Furthermore, we remain focused on additional transformation efforts to improve both our operational efficiency and effectiveness. Additionally, during the third quarter of fiscal 2025, we began the process of exiting a partnership with one of our contract manufacturers to consolidate and improve supply chain efficiency. We expect to complete this exit with minimal disruption to our business by the second quarter of fiscal 2026. This exit did not impact the third quarter fiscal 2025. We continue to maintain diversified contract manufacturing partnerships.
Macroeconomic environment
Our business and financial performance depend significantly on worldwide economic conditions. We face global macroeconomic challenges such as inflation, ongoing geopolitical conflicts, uncertainty in the markets, volatility in exchange rates, low or negative growth in certain regions, declining consumer sentiment of international customers towards U.S.-based companies as a result of U.S. trade policy, and uncertainty in consumer demand. In addition, our business may be adversely impacted by the potential expansion of tariffs on goods imported into the U.S., as well as any retaliatory tariffs or policies enacted in other countries.
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

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
(In thousands, except percentages)
Total revenue	$344,764	$397,146	$1,155,376	$1,262,676
Products sold	1,078	1,280	3,696	4,135
Net income (loss)	$(3,379)	$3,709	(23,286)	14,947
Net income (loss) margin(1)	(1.0%)	0.9%	(2.0%)	1.2%
Adjusted EBITDA(2)	$35,589	$48,906	125,936	130,506
Adjusted EBITDA margin(2)	10.3%	12.3%	10.9%	10.3%
(1)Net income (loss) margin is calculated by dividing net income (loss) by revenue.
(2)For additional information regarding Adjusted EBITDA and Adjusted EBITDA margin (which are non-GAAP financial measures), including reconciliations of net income (loss) to Adjusted EBITDA, see the section titled "Non-GAAP Financial Measures" below.
Products Sold
Products sold represents the number of products that are sold during a period, net of returns and includes units sold from the Sonos speakers and Sonos system products categories, and module units sold through our partnerships from our Partner products and other revenue category. Growth rates between products sold and revenue are not perfectly correlated because our revenue is affected by other variables, such as the mix of products sold during the period, promotional discount activity, the introduction of new products that may have higher or lower than average selling prices, changes to selling prices, the impact of foreign exchange rate fluctuations, as well as the impact of recognition of previously deferred revenue.

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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
(In thousands, except percentages)
Net income (loss)	$(3,379)	$3,709	$(23,286)	$14,947
Add (deduct):
Depreciation and amortization	15,879	12,032	48,657	35,154
Stock-based compensation expense	19,352	21,930	64,789	64,961
Interest income	(1,572)	(2,629)	(5,406)	(9,638)
Interest expense	117	106	336	333
Other (income) expense, net	(661)	2,464	5,176	(4,507)
Provision for income taxes	2,566	8,939	7,121	20,188
Legal and transaction related costs(1)	1,306	1,062	2,928	7,202
Restructuring and other charges(2)	1,981	1,293	25,621	1,866
Adjusted EBITDA	$35,589	$48,906	$125,936	$130,506
Revenue	$344,764	$397,146	$1,155,376	$1,262,676
Net income (loss) margin	(1.0%)	0.9%	(2.0%)	1.2%
Adjusted EBITDA margin	10.3%	12.3%	10.9%	10.3%
(1)Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google, as well as legal and transaction costs associated with our acquisition activity, which we do not consider representative of our underlying operating performance.
(2)Restructuring and other charges for the three and nine months ended June 28, 2025, primarily reflect costs associated with our cost transformation initiative including the 2025 restructuring plan and rationalization of our product roadmap, as well as non-

recurring CEO transition costs related to modifications to equity awards. See Note 13. Restructuring and Other Charges in the notes to condensed consolidated financial statements for further information.
Results of Operations
Comparison of the three and nine months ended June 28, 2025 and June 29, 2024
Revenue by Product
Comparison of the three and nine months ended June 28, 2025 and June 29, 2024

	Three Months Ended		Change		Nine Months Ended		Change
	June 28, 2025	June 29, 2024	$	%	June 28, 2025	June 29, 2024	$	%
(In thousands)
Sonos speakers	$253,669	$301,105	$(47,436)	(15.8)%	$915,330	$991,378	$(76,048)	(7.7)%
% of total revenue	73.6%	75.8%			79.2%	78.5%
Sonos system products	73,179	75,186	(2,007)	(2.7)	183,993	$209,013	(25,020)	(12.0)
% of total revenue	21.2%	18.9%			15.9%	16.6%
Partner products and other revenue	17,916	20,855	(2,939)	(14.1)	56,053	$62,285	(6,232)	(10.0)
% of total revenue	5.2%	5.3%			4.9%	4.9%
Total revenue	$344,764	$397,146	$(52,382)	(13.2)%	$1,155,376	$1,262,676	$(107,300)	(8.5)%
Volume data (products sold in thousands)			Units	%			Units	%
Total products sold	1,078	1,280	(202)	(15.8)%	3,696	4,135	(439)	(10.6)%
We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from Partner products and other revenue sources, including accessories such as speaker stands and wall mounts, and architectural speakers from our Sonance partnership.
Total revenue decreased $52.4 million, or 13.2%, for the three months ended June 28, 2025 compared to the three months ended June 29, 2024, primarily due to lapping the launch of Ace in the previous year and softer demand due to challenging market conditions, partially offset by the introduction of Arc Ultra in October 2024.
Sonos speakers revenue represented 73.6% of total revenue for the three months ended June 28, 2025 and decreased 15.8% compared to the three months ended June 29, 2024, primarily driven by expected declines in sales of Arc, lapping the launch of Ace, and softer demand due to challenging market conditions, partially offset by the introduction of Arc Ultra. Sonos system products represented 21.2% of total revenue for the three months ended June 28, 2025 and decreased 2.7% compared to the three months ended June 29, 2024. Partner products and other revenue represented 5.2% of total revenue for the three months ended June 28, 2025 and decreased 14.1% compared to the three months ended June 29, 2024.
The volume of products sold decreased 15.8% for the three months ended June 28, 2025 compared to the three months ended June 29, 2024, consistent with the decline in revenue.
Total revenue decreased $107.3 million, or 8.5%, for the nine months ended June 28, 2025 compared to the nine months ended June 29, 2024, primarily due to softer demand due to market conditions and challenges resulting from our 2024 app rollout, partially offset by the introduction of Arc Ultra in October 2024.
Sonos speakers revenue represented 79.2% of total revenue for the nine months ended June 28, 2025 and decreased 7.7% compared to the nine months ended June 29, 2024, primarily driven by expected declines in sales of Arc and Sonos One, as well as Move and Beam. These declines were partially offset by the introduction of Arc Ultra, as well as Era 100. Sonos system products represented 15.9% of total revenue for the nine months ended June 28, 2025 and decreased 12.0% compared to the nine months ended June 29, 2024, due to lower sales to our installed solutions channel. Partner products and other revenue represented 4.9% of total revenue for the nine months ended June 28, 2025 and decreased 10.0% compared to the nine months ended June 29, 2024.
The volume of products sold decreased 10.6% for the nine months ended June 28, 2025 compared to the nine months ended June 29, 2024, consistent with the decline in revenue.

Revenue by Region
The following table presents the change in revenue for the three and nine months ended June 28, 2025 compared with the three and nine months ended June 29, 2024:

	Three Months Ended June 28, 2025		Nine Months Ended June 28, 2025
	Change (%)	Constant Currency Change (%)(1)	Change (%)	Constant Currency Change (%)(1)
Americas	(13.2)%	(13.0)%	(11.6)%	(11.2)%
EMEA	(12.3)%	(16.4)%	(2.3)%	(3.5)%
APAC	(17.4)%	(15.7)%	(4.2)%	(3.4)%
(1)Constant currency is a financial measure that is not calculated in accordance with U.S. GAAP. For additional information, see the section titled "Non-GAAP Financial Measures" above.
Cost of Revenue and Gross Profit
Comparison of the three and nine months ended June 28, 2025 and June 29, 2024

	Three Months Ended		Change		Nine Months Ended		Change
	June 28, 2025	June 29, 2024	$	%	June 28, 2025	June 29, 2024	$	%
(In thousands, except percentages)
Cost of revenue	$195,040	$205,505	$(10,465)	(5.1)%	$650,637	$676,320	$(25,683)	(3.8)%
Gross profit	$149,724	$191,641	$(41,917)	(21.9)%	$504,739	$586,356	$(81,617)	(13.9)%
Gross margin	43.4%	48.3%			43.7%	46.4%
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
Cost of revenue decreased $10.5 million, or 5.1%, for the three months ended June 28, 2025 compared to the three months ended June 29, 2024, primarily due to a decrease in products sold and a decrease in product and material costs, partially offset by an increase in inventory-related write-downs.
Cost of revenue decreased $25.7 million, or 3.8%, for the nine months ended June 28, 2025 compared to the nine months ended June 29, 2024, primarily due to a decrease in products sold as well as a decrease in product and material costs, partially offset by a shift into higher cost products, the impact of reorganization efforts, and increased depreciation and amortization primarily related to the completion of our Mayht in-process research and development project and related reclassification into finite-lived intangible assets.
Gross Margin
Our gross margin fluctuates from period to period based on a number of factors, including the mix of products we sell, the mix of channels through which we sell our products, fluctuations of our product and material cost savings, fluctuations in our product and material and logistics markets, product pricing strategies and promotional activity, the foreign currency in which our products are sold, and tariffs and duty costs implemented by governmental authorities.
Gross margin decreased 490 basis points for the three months ended June 28, 2025 compared to the three months ended June 29, 2024, primarily due to an increase in inventory-related write-downs, the impact of reorganization efforts, and deleverage resulting from lower revenue, partially offset by a decrease in product and material costs.

Gross margin decreased 270 basis points for the nine months ended June 28, 2025 compared to the nine months ended June 29, 2024, primarily due to the impact of reorganization efforts, unfavorable channel mix, an increase in inventory-related write-downs, increased depreciation and amortization primarily related to the completion of our Mayht in-process research and development project and related reclassification into finite-lived intangible assets, partially offset by decreased product and material costs and favorable product mix.
Operating Expenses
Comparison of the three and nine months ended June 28, 2025 and June 29, 2024

	Three Months Ended		Change		Nine Months Ended		Change
	June 28, 2025	June 29, 2024	$	%	June 28, 2025	June 29, 2024	$	%
(Dollars in thousands)
Research and development	$59,750	$74,223	$(14,473)	(19.5%)	$218,011	$233,780	$(15,769)	(6.7%)
Less restructuring and other charges(1)	(824)	478	(1,302)	*	11,882	801	11,081	*
Research and development, net of restructuring and other charges	$60,574	$73,745	$(13,171)	(17.9%)	$206,129	$232,979	$(26,850)	(11.5%)

Sales and marketing	$62,576	$71,643	$(9,067)	(12.7)%	$213,430	$217,428	$(3,998)	(1.8)%
Less restructuring and other charges(1)	1,038	185	853	*	3,831	297	3,534	*
Sales and marketing, net of restructuring and other charges	$61,538	$71,458	$(9,920)	(13.9)%	$209,599	$217,131	$(7,532)	(3.5)%

General and administrative	$30,327	$33,186	$(2,859)	(8.6)%	$89,357	$113,825	$(24,468)	(21.5)%
Less restructuring and other charges(1)	2,281	630	1,651	*	6,488	768	5,720	*
General and administrative, net of restructuring and other charges	$28,046	$32,556	$(4,510)	(13.9)%	$82,869	$113,057	$(30,188)	(26.7)%

Operating expenses	$152,653	$179,052	$(26,399)	(14.7)%	$520,798	$565,033	$(44,235)	(7.8)%
Less restructuring and other charges(1)	2,495	1,293	1,202	93.0	22,201	1,866	20,335	*
Operating expenses, net of restructuring and other charges	$150,158	$177,759	$(27,601)	(15.5)%	$498,597	$563,167	$(64,570)	(11.5)%
* Not meaningful
(1)Restructuring and other charges for the three and nine months ended June 28, 2025, primarily reflect costs associated with our cost transformation initiative including the 2025 restructuring plan and rationalization of our product roadmap, as well as non-recurring CEO transition costs related to modifications to equity awards. See Note 13. Restructuring and Other Charges in the notes to condensed consolidated financial statements for further information.
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

Research and development expenses excluding restructuring and other costs decreased $13.2 million, or 17.9%, for the three months ended June 28, 2025, compared to the three months ended June 29, 2024. This decrease was primarily driven by lower personnel-related costs due to lower headcount, our reorganization efforts, and timing of product development costs.
Research and development expenses excluding restructuring and other costs decreased $26.9 million, or 11.5%, for the nine months ended June 28, 2025, compared to the nine months ended June 29, 2024. This decrease was primarily driven by lower personnel-related costs due to lower headcount and our reorganization efforts.
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and marketing activity for our products and personnel-related expenses, depreciation for product displays, as well as related maintenance and repair expenses, customer experience expenses, revenue related sales fees from our direct-to-consumer business, and related overhead costs.
Sales and marketing expenses excluding restructuring and other costs decreased $9.9 million, or 13.9%, for the three months ended June 28, 2025, compared to the three months ended June 29, 2024. This decrease was primarily driven by lower marketing costs compared to the prior year when we incurred costs associated with our launch of Sonos Ace in June 2024, and lower personnel-related costs due to lower headcount, partially offset by increased depreciation costs associated with our product displays.
Sales and marketing expenses excluding restructuring and other costs decreased $7.5 million, or 3.5%, for the nine months ended June 28, 2025, compared to the nine months ended June 29, 2024. This decrease was primarily driven by lower marketing costs compared to the prior year when we incurred costs associated with our launch of Sonos Ace in June 2024, lower personnel-related costs due to lower headcount, partially offset by increased depreciation costs associated with our product displays, and increased investment in customer experience.
General and Administrative
General and administrative expenses consist of administrative personnel-related expenses for our information technology, finance, legal, human resources, and similar personnel, as well as the costs of professional services, information technology, litigation, patents, related overhead, and other administrative expenses.
General and administrative expenses excluding restructuring and other costs decreased $4.5 million, or 13.9%, for the three months ended June 28, 2025, compared to the three months ended June 29, 2024. This decrease was primarily driven by lower personnel-related costs due to lower headcount, and lower professional and information technology costs as a result of our cost transformation efforts.
General and administrative expenses excluding restructuring and other costs decreased $30.2 million, or 26.7%, for the nine months ended June 28, 2025, compared to the nine months ended June 29, 2024. This decrease was primarily driven by lower personnel-related costs due to lower headcount, and lower professional and information technology costs as a result of our cost transformation efforts.
Interest Income, Interest Expense, and Other Income (Expense), Net
Comparison of the three and nine months ended June 28, 2025 and June 29, 2024

	Three Months Ended		Change		Nine Months Ended		Change
	June 28, 2025	June 29, 2024	$	%	June 28, 2025	June 29, 2024	$	%
(In thousands, except percentages)
Interest income	$1,572	$2,629	$(1,057)	(40.2%)	$5,406	$9,638	$(4,232)	(43.9%)
Interest expense	(117)	(106)	(11)	10.4	(336)	(333)	(3)	0.9
Other income (expense), net	661	(2,464)	3,125	(126.8)	(5,176)	4,507	(9,683)	(214.8)
Total other income, net	$2,116	$59	$2,057	*	$(106)	$13,812	$(13,918)	(100.8)%
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

Interest income for the three months ended June 28, 2025 compared to the three months ended June 29, 2024, decreased due to lower cash balances. Interest expense for the three months ended June 28, 2025 compared to the three months ended June 29, 2024, remained relatively consistent. Other income (expense), net for the three months ended June 28, 2025 compared to the three months ended June 29, 2024, increased from other expenses of $2.5 million for the three months ended June 29, 2024 to other income of $0.7 million for the three months ended June 28, 2025 due to foreign currency exchange fluctuations.
Interest income for the nine months ended June 28, 2025 compared to the nine months ended June 29, 2024, decreased due to lower cash balances. Other income (expense), net for the nine months ended June 28, 2025 compared to the nine months ended June 29, 2024, decreased from other income of $4.5 million for the nine months ended June 29, 2024 to other expense of $5.2 million for the nine months ended June 28, 2025 due to foreign currency exchange fluctuations.
Provision for Income Taxes
Comparison of the three and nine months ended June 28, 2025 and June 29, 2024

	Three Months Ended		Change		Nine Months Ended		Change
	June 28, 2025	June 29, 2024	$	%	June 28, 2025	June 29, 2024	$	%
(In thousands, except percentages)
Provision for income taxes	$2,566	$8,939	$(6,373)	(71.3)%	$7,121	$20,188	$(13,067)	(64.7)%
We are subject to income taxes in the United States and foreign jurisdictions in which we operate. Foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rate will vary depending on jurisdictional mix of earnings, and changes in tax laws. In addition, certain U.S. tax regulations subject the earnings of our non-U.S. subsidiaries to current taxation in the United States. Our effective tax rate will be impacted by our ability to claim deductions and foreign tax credits to offset the taxation of foreign earnings in the United States. On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted. We continue to evaluate the bill's impact on our consolidated financial statements.
We recognized tax provisions of $2.6 million and $8.9 million for the three months ended June 28, 2025 and ended June 29, 2024, respectively. This decrease was driven by a change in the prescribed U.S. GAAP method to calculate the interim income tax provision for the period ending June 28, 2025 versus the discrete method used to calculate the income tax provision for the period ending June 29, 2024.
For the three months ended June 28, 2025, we utilized the AETR method to calculate separate U.S. and foreign income tax provisions. Separate U.S. and non-U.S. AETRs were calculated in accordance with interim U.S. GAAP reporting requirements since, unlike the prior year, small fluctuations in forecasted pre-tax income (loss) are not expected to have a material impact on the estimated U.S. AETR. For the three months ended June 29, 2024, we calculated our U.S. income tax provision using the discrete method as though the interim period was an annual period, since minor deviations in the projected pre-tax loss in the U.S. could have resulted in a disproportionate and unreliable effective tax rate under the AETR method.
We recognized tax provisions of $7.1 million and $20.2 million for the nine months ended June 28, 2025 and June 29, 2024, respectively. This decrease was driven by a change in the prescribed U.S. GAAP method to calculate the interim income tax provision for the period ending June 28, 2025 versus the method used to calculate the income tax provision for the period ending June 29, 2024.
Liquidity and Capital Resources
Our operations are financed primarily through cash flows from operating activities. As of June 28, 2025, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $201.3 million, including $91.8 million held by our foreign subsidiaries, marketable securities of $52.7 million, proceeds from the exercise of stock options, and borrowing capacity under the credit facility under our Revolving Credit Agreement. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of June 28, 2025, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
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
Debt Obligations
On October 13, 2021, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement provides for (i) a five year senior secured revolving credit facility in the amount of up to $100 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (SOFR plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of June 28, 2025, we did not have any outstanding borrowings and had $2.4 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of June 28, 2025, we were in compliance with all financial covenants under the Revolving Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	June 28, 2025	June 29, 2024
(In thousands)
Net cash provided by (used in):
Operating activities	$133,948	$227,640
Investing activities	(24,167)	(88,153)
Financing activities	(78,703)	(133,184)
Effect of exchange rate changes	463	580
Net increase in cash and cash equivalents	$31,541	$6,883
Cash flows from operating activities
Net cash provided by operating activities of $133.9 million for the nine months ended June 28, 2025, consisted of net loss of $23.3 million, non-cash adjustments of $133.0 million, and a favorable impact of net changes in operating assets and liabilities of $24.3 million. Non-cash adjustments primarily consisted of stock-based compensation expense, depreciation and amortization, as well as non-cash restructuring and other charges. The net increase in cash from the change in operating assets and liabilities was primarily due to a decrease in inventories of $106.2 million due to seasonality and as the result of measures taken to more efficiently manage inventory, a decrease in other assets of $11.6 million, and an increase in accrued compensation of $10.4 million. The net increase in cash from the change in operating assets and liabilities was partially offset by a decrease in accounts payable of $55.3 million due to lower inventory purchases, and an increase in accounts receivable of $49.0 million.
Cash flows from investing activities
Cash used in investing activities of $24.2 million for the nine months ended June 28, 2025, primarily consisted of the purchases of marketable securities of $43.9 million and purchases of property and equipment of $23.4 million mainly related to point-of-sale product displays and manufacturing-related tooling and test equipment to support the launch of new products, partially offset by cash provided by maturities of marketable securities of $43.2 million.

Cash flows from financing activities
Cash used in financing activities of $78.7 million for the nine months ended June 28, 2025, primarily consisted of payments for repurchases of common stock of $60.6 million and payments for repurchases of common stock related to shares withheld for tax in connection with vesting of stock awards of $20.8 million, partially offset by proceeds from the exercise of stock options of $2.7 million.
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
For the three months ended June 28, 2025 and June 29, 2024, we recognized a gain from foreign currency exchange of $0.6 million and loss of $2.6 million, respectively. For the nine months ended June 28, 2025 and June 29, 2024, we recognized a loss from foreign currency exchange of $5.2 million and gain of $4.2 million, respectively. Based on transactions denominated in currencies other than the U.S. dollar as of June 28, 2025, a hypothetical adverse change of 10% would have resulted in an adverse impact on loss before provision for income taxes of approximately $4.3 million and $15.2 million for the three and nine months ended June 28, 2025.
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of June 28, 2025. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control
There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended June 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended September 28, 2024 and in Part II, Item 1A of in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 (the “Second Quarter Form 10-Q”), which could adversely affect our business, reputation, financial condition and operating results, and affect the trading price of our common stock. There have been no material changes to the risk factors disclosed in our Annual Report and Second Quarter Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On November 15, 2023, the Board authorized a common stock repurchase program of up to $200.0 million (the "2023 Stock Repurchase Program"). On February 24, 2025, the Board authorized a new common stock repurchase program of up to $150.0 million (the "2025 Stock Repurchase Program") resulting in the expiration of the $11.1 million remaining under the 2023 Stock Repurchase Program.
The following table presents information with respect to the Company's repurchase of common stock during the three months ended June 28, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
Mar 30 - Apr 26	—	$—	—	$150,000
Apr 27 - May 24	—	$—	—	$150,000
May 25 - Jun 28	—	$—	—	$150,000
Total	—		—
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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income (loss), (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags
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

Sonos, Inc.

Date: August 6, 2025	By:	/s/ Tom Conrad
Tom Conrad

Chief Executive Officer

(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Saori Casey
Saori Casey

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)