Form 10-K
period 2025-09-27
Sonos Inc
filed 2025-11-14
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of SONO common stock held by non-affiliates of the registrant as of March 28, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $818.1 million based on the closing price of $10.78 as reported by The Nasdaq Global Select Market System.
As of October 27, 2025, the registrant had 120,240,651 shares of common stock outstanding, $0.001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the "2026 Proxy Statement") relating to its 2026 Annual Meeting of Stockholders. The 2026 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•our ability to successfully execute our business strategy;
•our expectations regarding our results of operations, including gross margin, financial condition and cash flows;
•difficulties in and effect of implementing improvements to our operating model and cost structure;
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
•our ability to successfully and regularly update and enhance our proprietary software;
•our ability to manage our international operations;
•the effects of tariffs, trade barriers and retaliatory trade measures;
•our ability to expand our customer base and expand sales to existing customers;
•our expectations regarding development of our direct-to-consumer sales channels;
•the diversification and expansion of our partner network;
•the macroeconomic environment and our ability to navigate it;
•our ability to retain and hire necessary employees, leverage third-party resources and staff our operations appropriately;
•the timing and amount of certain expenses and our ability to achieve operating leverage over time;
•our use of artificial intelligence; and
•our ability to maintain, protect and enhance our intellectual property.
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

PART I
Item 1: Business
Overview
Sonos is a leading audio company dedicated to elevating life through sound. Since pioneering multi-room wireless audio in 2005, Sonos has built a system that unites every dimension of sound - music, movies, stories and conversations - into one connected platform. The portfolio includes home theater speakers, components, plug-in and portable speakers, and headphones that compound in value with every room and device its customers add. Known for exceptional sound, thoughtful design, ease of use and seamless access to the world’s audio content, Sonos is trusted by more than 17 million households in 60+ countries around the world.
Since we launched our first product 20 years ago, we have grown our install base by launching innovative new products, delivering a seamless customer experience, and expanding our global footprint. In fiscal 2025, existing customers accounted for approximately 45% of new product registrations. As of September 27, 2025, we had a total of nearly 53.4 million products registered in approximately 17.1 million households globally. Our customers have typically purchased additional Sonos products over time. As of September 27, 2025, 61% of our 17.1 million households had registered more than one Sonos product. As of September 27, 2025, our households owned 3.13 products on average.
In fiscal 2025, we made several executive leadership changes, including the appointment of Tom Conrad as our new Chief Executive Officer in July 2025 following his tenure as interim Chief Executive Officer since January 2025. Under Mr. Conrad's direction, we have significantly improved our software products, reorganized our operations to improve our efficiency and effectiveness and recommitted to delivering the kind of premium experience our customers expect. With every new product, software feature and integration, the Sonos platform becomes more powerful and provides greater value to our customers.
We started a cost transformation initiative in fiscal 2024 aimed at optimizing our investments for sustainable, long-term growth and to enhance our agility. We have taken steps to streamline, reorganize and flatten our organizational structures, including workforce reductions of approximately 6% in August 2024 (the "2024 restructuring plan") and approximately 12% in February 2025 (the "2025 restructuring plan"). See Note 13. Restructuring and Other Charges in the notes to our consolidated financial statements for further information. Furthermore, we remain focused on additional transformation efforts to improve both our operational efficiency and effectiveness. Additionally, during the third quarter of fiscal 2025, we began the process of exiting a partnership with one of our contract manufacturers to consolidate and improve supply chain efficiency. We expect to complete this exit with minimal disruption to our business by the second quarter of fiscal 2026. We continue to maintain diversified contract manufacturing partnerships.
Macroeconomic environment
Our business and financial performance depend significantly on worldwide economic conditions. We face global macroeconomic challenges such as inflation, ongoing geopolitical conflicts, uncertainty in the financial markets, volatility in exchange rates, low or negative growth in certain regions, declining consumer sentiment of international customers towards U.S.-based companies as a result of U.S. trade policy, and uncertainty in consumer demand. In addition, our business may be adversely impacted by the potential expansion of tariffs on goods imported into the U.S., as well as any retaliatory tariffs or policies enacted in other countries or any "trade wars."
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
Our Purpose
Our purpose is to elevate life through sound. We deliver this through the Sonos system, which unites every dimension of sound - music, movies, stories, and conversations - into one connected platform.
The Sonos system is independent by design and is the premier platform to connect first and third party experiences with incredible audio. We bring together Bluetooth, Airplay, Spotify Connect, and analog sources alongside formats like Dolby Atmos and lossless audio to uniquely deliver every dimension of sound. As our platform grows, its value to our customer compounds: stronger with scale, smarter through continual evolution, and more essential to our customers over time.
Our Strategy
The Sonos platform occupies a unique and trusted position in our customers’ homes. Our hardware and software roadmaps are designed to build on this position in the home to deliver a set of exceptional experiences that make Sonos even more relevant and beloved in the eyes of our customers. Our growth strategy is underpinned by a compounding model built on generating new households and increasing lifetime value.
Generating New Households
We aim to expand our installed base by introducing Sonos to more homes around the world. This includes developing compelling gateway products, executing sharper and more resonant marketing campaigns that articulate our brand story, and continuing our international expansion efforts.
Increasing Lifetime Value
We seek to deepen relationships with existing households by growing their Sonos systems over time: adding new rooms, new products, or more comprehensive room setups.
As of the end of fiscal 2025, the average Sonos household owned 3.13 products, and multi-product households averaged 4.49 products—a meaningful opportunity relative to what we believe represents a fully built-out Sonos home.
Lifetime value is more than just how many products a household owns; it also reflects the horizon over which they are investing in their Sonos systems. We aim for households to upgrade, expand and enjoy our products for years. To do this we will keep systems fresh and relevant through reliable software updates, delivering superior customer service, and bringing product innovations to market that inspire system upgrades.
Our Products
Our portfolio of products encourages customers to uniquely tailor their Sonos sound systems to best meet their sound and design preferences. In fiscal 2025, we introduced Arc Ultra, Sub (Gen 4), and Era 100 Pro.
Sonos Speakers
Our Sonos speakers category includes our all-in-one speakers, portables, home theater products, and headphones, as follows:
All-in-one speakers:
•Era 100 Pro: Our first-ever speaker optimized for professional installation for light-commercial and residential spaces offering simplified setup with PoE+ (power over Ethernet) for a wired-first connection and a new software tool to manage larger scale installations. (General availability: January 2025)
•Era 100: Our powerful smart speaker with improved acoustics and design that delivers detailed stereo sound and deep bass. Originally launched as One in October 2017 and completely redesigned in March 2023 as Era 100. (General availability: March 2023)
•Era 300: Our bold, revolutionary speaker that offers the best out-loud listening experience for your favorite spatial audio content with Dolby Atmos. (General availability: March 2023)
•Five: Our high-fidelity speaker for superior sound. Originally launched as Play:5 (Gen 1) in November 2009 and completely redesigned in November 2015 as Play:5 (Gen 2). (General availability: June 2020)
Portables:
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
•Arc Ultra: Our most advanced premium smart soundbar featuring breakthrough Sound Motion™ technology for deeper bass, more precise sound placement and greater immersion than the previous generation Arc in a smaller package. (General availability: October 2024)

•Sub (Gen 4): Our latest subwoofer, delivering the lowest frequencies in movies and music with improved processing power and a new matte finish that builds on Sub Gen 3 and continues to deliver the deep bass Sonos is known for. (General availability: October 2024)
•Sub Mini: Our wireless subwoofer which delivers powerful, balanced bass, rich, clear low end frequencies, in a compact cylindrical design. (General availability: October 2022)
•Ray: Our smallest, smart soundbar for TV, music, and more. (General availability: June 2022)
•Beam (Gen 2): Our smart, compact soundbar for TV, music, and more, with support for Dolby Atmos. Originally introduced as Beam (Gen 1) in June 2018. (General availability: October 2021)
•Arc: Our premium smart soundbar for TV, movies, music, gaming, and more, with support for Dolby Atmos. Replaced Playbar, our first smart soundbar released in April 2013 and Playbase, our powerful sound base for TVs released in 2017. (General availability: June 2020)
Headphones
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
Our partner products and other revenue category consists mainly of accessories that enable seamless home integration of our products - such as custom designed stands, mounts, shelving units - along with partnerships featuring architectural in-ceiling, in-wall and outdoor speakers, and automotive sound systems. This category also includes licensing agreements, advertising revenue, and subscription-based services.
Our Software
Our software is the connective tissue of the Sonos system, which unites every dimension of sound into one connected platform. It’s what enables our customers to move sound effortlessly from room to room, switch between services, and enjoy sound that feels perfectly connected everywhere.
Our software consists of a few critical components: the Sonos App, the firmware embedded in our devices, and our cloud orchestration layer, which connects everything together. We continually innovate our software-based experiences to make listening more intuitive, easy, and engaging — whether customers are using our own control surfaces or enjoying Sonos through partner experiences. The flexible, modular architecture of this platform allows us to deliver meaningful updates faster, expand the ways people interact with their systems, and continually enhance the experience of sound in the home.
Our commitment to innovation and technological excellence is reflected in our growing global patent portfolio, which comprises the core intellectual property behind wireless multi-room audio and the next generation of connected intelligence in the home.
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
•Continuous Improvement. Our software platform and cloud service enables feature enhancements and delivery of new experiences on an ongoing basis. We intend to continually prioritize software update releases to optimize and enhance our app. As a result, the Sonos experience improves for customers over time.
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
•Third-party partnerships. We partner with third-party developers to build new applications and services on top of the Sonos platform, increasing customer engagement and creating new experiences for our customers, such as architectural in-ceiling, in-wall and outdoor speakers, as well as automotive sound.
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
Our marketing investments are focused on increasing brand awareness through advertising, public relations, and brand promotion activities, including digital platforms, sponsorships, collaborations, brand activations, and channel marketing. We also invest in product displays to support our retail channel partners. While we maintain a base level of investment throughout the year, significant increases in spending have historically been highly correlated with the holiday shopping season, and new product launches. We intend to continue to invest in our marketing and brand development efforts.

Manufacturing, Logistics and Fulfillment
We outsource the manufacturing of our speakers and components to contract manufacturers, who produce our products based on our design specifications. Our products are manufactured by contract manufacturers in Vietnam, China and Malaysia. We have continued to maintain diversified contract manufacturing partnerships with more of our production in Malaysia and Vietnam. During the third quarter of fiscal 2025, we began the process of exiting a partnership with one of our contract manufacturers to consolidate and improve supply chain efficiency. We expect to complete this exit with minimal disruption to our business during fiscal 2026.
In accordance with our agreements with our contract manufacturers, they will enter into purchase orders with their upstream suppliers for component inventory necessary to manufacture our products, based on our demand forecasts. As of September 27, 2025, our open purchase orders to contract manufacturers for finished goods were approximately $173 million, the majority of which are expected to be paid within the next six months. As of September 27, 2025, our expected commitments to suppliers for components were in the range of $131 million to $149 million, the majority of which is expected to be paid and/or utilized by our contract manufacturers in building finished goods within the next two years.
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
Intellectual Property
Sonos is a leading innovator with one of the most recognized patent portfolios in the industry. Our intellectual property covers hardware, software, networking, accessories, and services that enable the Sonos experience, including wireless multi-room audio, integration with third-party platforms, and premium sound performance, as well as forward-looking technologies and user experiences. We continue to expand our portfolio through ongoing research, development, and design efforts. Our patents expire at various times, and no single patent or other intellectual property right is solely responsible for protecting Sonos’ products and services. In addition to our own intellectual property, we also enter into licensing agreements with our third-party partners to provide access to a broad range of technologies, services, and content for our customers.
Intellectual property is an important element of our business strategy. We seek to protect our innovations through a combination of patent, copyright, trade secret and trademark laws, as well as contractual measures such as confidentiality, license and intellectual property assignment agreements. We maintain policies requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. There is no guarantee that we will prevail on any patent infringement claims against third parties. Furthermore, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions.
We actively enforce our intellectual property rights when appropriate. In January 2020, we filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google alleging infringement of five Sonos patents. The ITC proceeding concluded with a determination that Google infringed all five asserted Sonos patents, which was affirmed on appeal. We are now pursuing enforcement of the same ITC patents, along with additional patents, in U.S. District Court. A second case initiated by Sonos against Google in the U.S. District Court for the Northern District of California concluded with a jury verdict in Sonos’ favor, followed by a post-trial order finding the patents unenforceable and invalid. In August 2025, the U.S. Court of Appeals for the Federal Circuit reversed in part and remanded, holding that Google failed to show the requisite prejudice to support a finding of prosecution laches and that the asserted patents were adequately supported by the written description. The case has been remanded to the district court for further proceedings. See Note 12. Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
While our intellectual property, including our patent portfolio, is an important aspect of our business, our long-term success also depends on the creativity, marketing and technical expertise, and commercial capabilities of our people.
Competition
We compete against established, audio-focused sellers and developers of smart speakers, headphones and sound systems. In some cases, our competitors are also our partners in our product development and resale and distribution channels.

The principal competitive factors in our market include, but are not limited to: brand awareness and reputation; breadth of product offering; sound quality; product quality, reliability and design; customer support; ease of set up and use; multi-room and wireless capabilities; price; and network of technology and content partners.
We believe we compete favorably with our competitors on the basis of the factors described above. Our focus on exceptional sound, thoughtful design, and ease-of-use, as well as our proprietary Sonos App, open platform, and seamless access to the world’s audio content, distinguish us from competitors. We have developed and refined our system for the last 22 years, resulting in significant customer awareness, a long-term customer base, and market share among home audio professionals. We are also designed to be independent, serving as the premier platform built to connect across multiple services and formats.
Additionally, we own foundational intellectual property in wireless multi-room and other audio technologies and the next generation of connected intelligence in the home, and our patent portfolio grows each year. We were included in the Intellectual Property Owners Association's "Top 300 Patent Owners" report for 2024, marking our eighth consecutive year on the list. As of the end of calendar year 2024, we have obtained 1,779 issued patents in the United States. In calendar year 2024 alone, we obtained 228 U.S. patents and are on pace to obtain more than 200 U.S. patents in calendar year 2025. Additionally, since 2017, third-party patent rankings by the IEEE Spectrum’s Patent Power program, which measures the quality and impact of patent portfolios, have consistently placed Sonos’ portfolio among the most valuable in consumer electronics. In rankings released in 2025 for calendar year 2024, we were again recognized in the category, placing fourth behind Apple Inc., LG Electronics and Samsung Electronics.
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
As of September 27, 2025, we had approximately 1,404 full-time employees, with 931 in the United States and 473 in our international locations. In addition to our full-time employees, we contract with third-party resources to support our global operations. This third-party workforce includes outsourced personnel, managed service providers, staff agency workers, and call center agents, who supplement our internal capabilities and enable us to respond flexibly to fluctuating business volume needs and market demands.
With the exception of our employees in France and the Netherlands, who are represented by labor unions and covered by collective bargaining agreements, our workforce is not unionized.
Compensation and Benefits Program. Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, cash incentive bonuses, and long-term equity awards ("RSUs") tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer employees benefits such as life and health (medical, dental & vision) insurance, time off, paid parental leave, and a 401(k) plan with employer matching.
Global Inclusion. At Sonos, we believe that embracing all voices fuels innovation and allows us to create extraordinary sound experiences that resonate with people everywhere. Just as we continually optimize our product design for performance, we regularly assess and refine our inclusion strategies to ensure they are meaningful, impactful, and aligned with our evolving business goals.
Community Involvement. We aim to enhance the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain talented employees. We are proud to support high-impact nonprofits in Santa Barbara, where our company was founded, and we also work to create positive impact across borders.
Corporate Information
We incorporated in Delaware in August 2002 as Rincon Audio, Inc. and we changed our name to Sonos, Inc. in May 2004. We completed the initial public offering of our common stock in August 2018 and our common stock is listed on The Nasdaq Global

Select Market under the symbol of "SONO." Our principal executive offices are located at 301 Coromar Drive, Santa Barbara, California 93117, and our telephone number is (805) 965-3001.
Our website address is www.sonos.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. Investors should not rely on any such information in deciding whether to purchase our common stock.
Sonos, the Sonos logo, Sonos One, Sonos Five, Sonos Beam, Play:5, Playbase, Playbar, Sonos Arc, Sonos Arc Ultra, Sound Motion, Amp, Sub, Sub 4, Sonos Move, Sonos Move 2, Port, Ray, Sonos Ray, Sonos Roam, Sonos Roam 2, Sonos Voice Control, Sonos Voice Control logo, Trueplay, Sub Mini, Sonos Sub Mini, Mayht, Era 100, Era 100 Pro, Era 300, Sonos Ace and our other registered or common law trademarks, tradenames or service marks appearing in this Annual Report on Form 10-K are our property. Solely for convenience, our trademarks, tradenames, and service marks referred to in this Annual Report on Form 10-K appear without the ®, ™ and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, tradenames and service marks. This Annual Report on Form 10-K contains additional trademarks, tradenames and service marks of other companies that are the property of their respective owners.
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
We must regularly update and enhance our proprietary software, which could result in software errors or other implementation issues.
Our proprietary software is the foundation of the Sonos sound system and further differentiates our products and services from those of our competitors. We update and enhance our software on a regular basis, and, despite our quality assurance processes, software errors could be introduced in the process of any such update or enhancement. These errors can manifest in any number of ways, including through diminished performance, general unreliability, missing features, security vulnerabilities, or data loss.

Software errors can lead to increased customer complaints and dissatisfaction with our products and result in a loss of revenue, loss of customer and partner goodwill, and increased costs, any of which could harm our business, operating results and financial condition.
In particular, following the May 2024 launch of an extensive redesign of our Sonos app and operating system, certain of our customers and partners experienced missing features and performance issues, including trouble with set up and general unreliability. These issues with the app resulted in increased customer complaints and dissatisfaction, including complaints expressed publicly on social media and elsewhere, and we believe that the app rollout led to decreased sales of our existing products and reputational harm. Other areas of our business were also impacted, as we delayed the introduction of two new products for a quarter, negatively impacting fiscal 2024 fourth quarter sales, slowed certain product development efforts and incurred short-term costs as part of our efforts to improve the app experience and address the concerns of our customers and partners. We believe we have substantially addressed these issues with software updates to improve performance and add back certain features. Going forward, we intend to prioritize software update releases to optimize and enhance our app.
We cannot guarantee that we will be able to release software updates and enhancements that are error-free or that are on a cadence or with results that meet the expectations of our customers and partners. If the quality and user experience of the Sonos app and operating system do not meet the expectations of our customers and partners, our operating results, financial condition, customer or partner relationships and reputation may be further adversely impacted.
We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve a return to profitability in the future.
Although we were profitable in fiscal 2022, we had net losses of $10.3 million, $38.1 million and $61.1 million in fiscal 2023, fiscal 2024 and fiscal 2025, respectively. As of September 27, 2025, we had an accumulated deficit of $112.1 million.
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
We have in recent periods experienced, and may continue to experience, a decrease in consumer demand. As a result, we have had to, and may continue to, write-down or write-off inventory or sell the excess inventory at discounted prices, which has, and could in the future, cause our gross margin to suffer. In addition, excess inventory has, and may in the future, result in reduced working capital, which could adversely affect our ability to invest in other important areas of our business such as marketing and product development. If our channel partners have excess inventory of our products, they may decrease their purchases of our products in subsequent periods. In addition, in the event of excess inventory, including excess component inventory, we may be unable to renegotiate our agreements with existing suppliers on mutually acceptable terms. Although certain of our supplier agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with suppliers or partners. We may also deem it necessary or advisable to renegotiate agreements with our supply partners in order to scale our inventory with demand.
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
The markets in which we operate are extremely competitive and rapidly evolving, and we expect that competition will intensify in the future. Our competition includes established, well-known sellers of audio products such as Bose, Samsung (and its subsidiaries and brands Harman International, Denon, Polk Audio and Bowers and Wilkens, and JBL), Sony, Bang & Olufsen, Sennheiser, Apple, Google, and Amazon. We could also face competition from new market entrants, some of whom might be current partners of ours.
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
Investment in new business strategies could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.
We have invested, and in the future may invest, in new business strategies and restructuring initiatives. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, political, legal and regulatory challenges associated with operating in new businesses, regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. New ventures are inherently risky and may not be successful. The failure of any significant investment or initiative could materially adversely affect our business, reputation, results of operations and financial condition.
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
We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, in January 2020 we filed a complaint with the ITC against Alphabet and Google and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google alleging infringement of five Sonos patents, and in September 2020 we filed another lawsuit against Google alleging infringement of an additional four Sonos patents. See Note 12. Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Form 10-K for further details. The cost and effort of defending our intellectual property have been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected as a result of any such actions, or a finding that any patents-in-suit are invalid or unenforceable. These actions have led and may in the future lead to additional counterclaims or actions against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. For example, Google responded to our legal proceedings by filing multiple patent infringement lawsuits against us domestically and internationally, as well as cases against us in the ITC. See Note 12. Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Form 10-K for further details. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our ability to compete against such parties or to enter new markets.
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
We are dependent on our channel partners for a vast majority of our product sales. Best Buy, one of our key channel partners, accounted for 14% of our revenue in fiscal 2025. We compete with other consumer products for placement and promotion of our products in the stores of our channel partners. Our contracts with our channel partners allow them to exercise significant discretion in the placement and promotion of our products, and such contracts do not contain any long-term volume commitments. If one or more of our channel partners do not effectively market and sell our products, discontinue or reduce the inventory of our products, promote competing products over ours, the volume of our products sold to customers could decrease, and our business and results of operations would therefore be significantly harmed.
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
Any expansion of our direct-to-consumer channel could alienate some of our channel partners. If our channel partners perceive themselves to be at a disadvantage based on the direct-to-consumer sales offered through our website and app, they may divert resources away from the promotion and sale of our products which could cause a reduction in product sales from these partners, adversely impact our business and results of operations.
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
We depend on a limited number of contract manufacturers to manufacture our products. If these companies experience an interruption in their operations, fail to perform their obligations in a timely manner, or terminate their agreement with us, we may be unable to maintain our production capacity without incurring material additional costs and substantial delays or we may be fully prevented from selling our products. In the event that we need to replace a contract manufacturer or transfer volume to another contract manufacturer, we cannot assure you that we would be able to do so on acceptable terms or in a timely manner and such efforts may be costly and time-consuming. Additionally, during the third quarter of fiscal 2025, we began the process of exiting a partnership with one of our contract manufacturers to consolidate and improve supply chain efficiency and our business could be disrupted as a result of this transition. Any material disruption in our relationship with our manufacturers would harm our ability to compete effectively and satisfy demand for our products and could adversely impact our revenue, gross margin and operating results.
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
In addition, the longer lead time for many of our components presents challenges in our efforts to manage component inventory, as we procure such components based on our then current forecast of demand for our products. In the past, we have had to increase our purchase commitments and investments during industry-wide shortages. In the event that actual demand for our products differs from our forecast, we may end up with excess component inventory, negatively impacting our working capital.
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
We have operations outside the United States and generate a significant portion of our revenue from international sales. Our products are sold in more than 60 countries and, in fiscal 2025, 40.7% of our revenue was generated outside the United States. This subjects us to a variety of risks inherent in doing business internationally, including:
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
We have in the past and may in the future incorporate AI, including generative AI, internally for business purposes and into our products and services. These technologies are complex and rapidly evolving and building them requires significant investment in infrastructure and personnel with no assurance that we will realize the desired or anticipated benefits. Our competitors, many of whom have greater technological and financial resources than we do, may more successfully incorporate AI into their products and achieve higher market acceptance of their AI solutions, which could impair our ability to compete effectively and adversely affect our results of operations. Also, if we fail to keep pace with rapidly evolving technological developments in artificial intelligence, our competitive position and business results may suffer.
As with many innovations, the use of AI may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time. For example, our AI-related efforts, particularly those related to generative AI, subject us to risks related to accuracy, intellectual property infringement or misappropriation, data privacy, and cybersecurity, among others. AI solutions, including generative AI, may create output that appears correct but is inaccurate, biased or otherwise flawed, or that infringes or otherwise violates intellectual property or other rights. AI solutions as part of our products or services may not gain acceptance by our customers and may, in the event of inaccurate, biased or flawed output, may lead to customer dissatisfaction. The use of AI may result in cybersecurity incidents that implicate the personal data of users of AI solutions as well as disclosure of our confidential information. Developing, testing and deploying AI systems in a responsible and ethical manner may also increase the cost profile of our products due to the nature of the computing costs and costs to develop or license proprietary datasets and machine learning models involved in such systems. Our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonably terms or prices. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of AI and also may make it more difficult to operate our business or to protect our intellectual property and may vary jurisdiction from jurisdiction. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the regulation of AI by government or other regulatory agencies, will require significant resources to develop, test and maintain our platforms, products, and services to implement AI ethically and minimize any unintended harmful impacts.
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
Legal and Regulatory Risks
Changes in international trade policies, including the imposition of tariffs, have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.
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

In addition, a trade war, and uncertainty regarding international trade policies, could have a significant adverse effect on our business, including by impacting our supply chain and logistics providers, the domestic and world economies and consumer confidence, sentiment and spending, with a corresponding adverse effect on the demand for and prices of our products. It remains unclear what actions the U.S. or foreign governments will take with respect to tariffs, international trade agreements and policies on a short-term or long-term basis. The U.S. and other countries may announce new or changed restrictions with little advance notice. While we are engaged in ongoing efforts to reduce the effect of tariffs, these efforts may take time and be costly to implement and ultimately ineffective. In the event of an expansion of trade restrictions, the imposition of future tariffs on the import of our products or other governmental actions related to tariffs or trade agreements, our business and results of operations may be adversely impacted.

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
As of September 27, 2025, we had gross state net operating loss carryforwards of $58.2 million, which expire beginning in 2032, as well as $37.8 million in foreign net operating loss carryforwards with an indefinite life. As of September 27, 2025, we also had U.S. federal research and development tax credit carryforwards as filed of $30.1 million, and state research and development tax credit carryforwards as filed of $50.2 million, which will expire beginning in 2042 and 2026, respectively. Because of the change of ownership provisions of Sections 382 and 383 of the Code, use of a portion of the Company's domestic net operating losses and tax credit carryforwards may be limited in future periods depending upon future changes in ownership. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities if sufficient taxable income is not generated in future periods.
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
We have never declared or paid any cash dividends on our common stock, and we do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. In addition, the terms of our credit facilities contain restrictions on our ability to declare and pay cash dividends on our capital stock.
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
We are parties to a credit agreement with JPMorgan Chase Bank, N.A., KeyBank National Association and Goldman Sachs Bank USA, which allows us to borrow up to $80.0 million, with a maturity date of October 2030. We may require additional equity or debt financing to fund our operations and capital expenditures. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms if and when required, or at all.
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
Our enterprise-wide cybersecurity program is managed by a dedicated information security team, led by our Head of Cybersecurity, Risk & Trust (“Head of Cybersecurity”). Our Head of Cybersecurity has over 25 years of cybersecurity, information governance, and IT experience in the technology industry.
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
Holders of Record
As of October 27, 2025, there were 3 holders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On November 15, 2023, the Board authorized a common stock repurchase program of up to $200 million (the "2023 Stock Repurchase Program"). On February 24, 2025, the Board authorized a new common stock repurchase program of up to $150 million (the "2025 Stock Repurchase Program") resulting in the expiration of the $11.1 million remaining under the 2023 Stock Repurchase Program.
The following table presents information with respect to our repurchase of common stock during the quarter ended September 27, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
Jun 29- Jul 26	—	$—	—	$150,000
Jul 27 - Aug 23	844,679	$13.21	844,679	$138,845
Aug 24 - Sep 27	677,337	$13.60	677,337	$129,633
Total	1,522,016		1,522,016
(1)Aggregate purchase price and average price per share exclude commission and excise tax. See Note 8. Stockholders' Equity of the Company's consolidated financial statements for further information.
(2)Approximate dollar value of shares that may yet to be purchased under the plans or programs does not include the impact of direct costs incurred to acquire shares.

Stock Performance Graph

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
500
400
300
200
100
Index Value
10/2/2020
10/1/2021
9/30/2022
9/29/2023
9/27/2024
9/26/2025
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
We operate on a 52-week or 53-week fiscal year ending on the Saturday nearest September 30 each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. References to fiscal 2025 are to our 52-week fiscal year ended September 27, 2025, references to fiscal 2024 are to our 52-week fiscal year ended September 28, 2024, references to fiscal 2023 are to our 52-week fiscal year ended September 30, 2023 and references to fiscal 2022 are to our 52-week fiscal year ended October 1, 2022.
Key Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business and assist us in making operational and strategic decisions. Our key metrics are total revenue, products sold, Adjusted EBITDA and Adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for Adjusted EBITDA and Adjusted EBITDA margin are net loss and net loss margin, respectively.

	Fiscal Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands, except percentages)
Revenue	$1,443,276	$1,518,056	$1,655,255
Products sold	4,625	5,000	5,725
Net loss	(61,144)	(38,146)	(10,274)
Net loss margin(1)	(4.2)%	(2.5)%	(0.6%)
Adjusted EBITDA(2)	$132,291	$107,862	$153,878
Adjusted EBITDA margin(2)	9.2%	7.1%	9.3%
(1)Net loss margin is calculated by dividing net loss by revenue.
(2)For additional information regarding Adjusted EBITDA and Adjusted EBITDA margin (which are non-GAAP financial measures), including reconciliations of net loss to Adjusted EBITDA, see the sections titled "Adjusted EBITDA and Adjusted EBITDA Margin" and "Non-GAAP Financial Measures" below.
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
Products Sold
Products sold represents the number of products that are sold during a period, net of returns, and includes the sale of products in the Sonos speakers and Sonos system products categories, as well as architectural speakers and module units sold through our Partner products and other revenue category. Growth rates between products sold and revenue are not perfectly correlated because our revenue is affected by other variables, such as the mix of products sold during the period, promotional discount activity, the price at which we sell our products, the introduction of new products that may have higher or lower than average selling prices, the impact of foreign exchange fluctuations, as well as the impact of recognition of previously deferred revenue.
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
We define Adjusted EBITDA as net income (loss) adjusted to exclude the impact of depreciation and amortization, stock-based compensation expense, interest income, interest expense, other income (expense), income taxes, legal and transaction related costs, restructuring and other charges, and other items that we do not consider representative of underlying operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue.
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

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Fiscal Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands, except percentages)
Net loss	$(61,144)	$(38,146)	$(10,274)
Add (deduct):
Depreciation and amortization	62,321	52,378	48,969
Stock-based compensation expense	81,564	84,294	76,857
Interest income	(6,934)	(11,965)	(10,201)
Interest expense	465	441	733
Other (income) expense, net	6,498	(9,371)	(15,473)
Provision for income taxes	10,647	10,995	14,668
Legal and transaction related costs (1)	5,384	7,383	32,950
Restructuring and other charges(2)	33,490	11,853	15,649
Adjusted EBITDA	$132,291	$107,862	$153,878
Revenue	1,443,276	1,518,056	1,655,255
Net loss margin	(4.2)%	(2.5)%	(0.6%)
Adjusted EBITDA margin	9.2%	7.1%	9.3%
(1)Legal and transaction related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google as well as legal and transaction costs associated with our acquisition activities, which we do not consider representative of our underlying operating performance.
(2)Restructuring and other charges for fiscal 2025 and fiscal 2024, primarily reflect costs associated with our cost transformation initiative including the 2024 restructuring plan, 2025 restructuring plan, rationalization of our product roadmap, and non-recurring costs related to write-offs of assets no longer in use, as well as non-recurring Chief Executive Officer ("CEO") transition costs related to modifications to equity awards. See Note 13. Restructuring and Other Charges in the notes to our consolidated financial statements for further information. Restructuring and other charges fiscal 2023, are primarily related to our 2023 restructuring plan and also costs incurred in March 2023 related to the abandonment of portions of our office spaces.
Comparison of Fiscal Years 2025 and 2024
Revenue

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 27, 2025	September 28, 2024	$	%
(Dollars in thousands)	$	$
Sonos speakers	$1,121,808	$1,169,604	$(47,796)	(4.1)%
% of total revenue	77.7%	77.0%
Sonos system products	249,237	267,744	(18,507)	(6.9)
% of total revenue	17.3%	17.6%
Partner products and other revenue	72,231	80,708	(8,477)	(10.5)
% of total revenue	5.0%	5.3%
Total revenue	$1,443,276	$1,518,056	$(74,780)	(4.9)%
Volume data (products sold in thousands)			Units	%
Total products sold	4,625	5,000	(375)	(7.5)%
Total revenue decreased $74.8 million, or 4.9% for fiscal 2025 compared to fiscal 2024, driven by challenges resulting from our app rollout in May 2024 and softer demand due to market conditions, partially offset by the introduction of Arc Ultra in October 2024.
Sonos speakers represented 77.7% of total revenue for fiscal 2025 and decreased 4.1% compared to fiscal 2024, primarily driven by expected declines in Arc and Sonos One, as well as Beam, Move, and Sub Mini. These declines were partially offset by the introduction of Arc Ultra, as well as Era 100. Sonos system products represented 17.3% of total revenue for fiscal 2025 and decreased 6.9% compared fiscal 2024. Partner products and other revenue represented 5.0% of total revenue for fiscal 2025, and decreased 10.5% compared to fiscal 2024.
The volume of products sold decreased 7.5% for fiscal 2025, compared to fiscal 2024.
Revenue by Region

	Fiscal Year Ended
	September 27, 2025
	Change (%)	Constant Currency Change (%)(1)
Americas	(8.1%)	(7.7%)
Europe, Middle East and Africa	2.5%	0.4%
Asia Pacific	(4.5%)	(3.4%)
(1) Constant currency is a financial measure that is not calculated in accordance with U.S. GAAP. For additional information, see the section titled "Non-GAAP Financial Measures" above.
Cost of Revenue and Gross Profit

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 27, 2025	September 28, 2024	$	%
(Dollars in thousands)
Cost of revenue	$812,746	$828,683	$(15,937)	(1.9)%
Gross profit	$630,530	$689,373	$(58,843)	(8.5)%
Gross margin	43.7%	45.4%
Cost of revenue consists of product costs, including costs of our contract manufacturers for production, components, shipping and handling, tariffs, duty costs, warranty replacement costs, packaging, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, hosting costs, and excess and obsolete inventory write-downs. It also includes licensing costs, such as royalties to third parties, and amortization attributable to acquired developed technology. In addition, we allocate certain costs related to management and facilities, personnel-related expenses, and supply chain logistic costs. Personnel-related expenses consist of salaries, bonuses, benefits, and stock-based compensation expenses.
Cost of revenue decreased $15.9 million, or 1.9%, for fiscal 2025 compared to fiscal 2024, primarily due to a decrease in product and material costs as well as decrease in products sold, partially offset by the impact of reorganization efforts, and increased amortization primarily related to the completion of our Mayht in-process research and development project and related reclassification into finite-lived intangible assets.
Gross margin decreased approximately 170 basis points for fiscal 2025 compared to fiscal 2024. The decrease was primarily due to the impact of reorganization efforts, unfavorable channel mix, and increased amortization primarily related to the completion of our Mayht in-process research and development project and related reclassification into finite-lived intangible assets, partially offset by decreased product and material costs.

Operating Expenses

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 27, 2025	September 28, 2024	$	%
(Dollars in thousands)
Research and development	$279,969	$304,558	$(24,589)	(8.1%)
Less restructuring and other charges(1)	12,555	5,743	6,812	118.6
Research and development, net of restructuring and other charges	$267,414	$298,815	$(31,401)	(10.5%)

Sales and marketing	$281,192	$290,609	$(9,417)	(3.2)%
Less restructuring and other charges(1)	9,779	2,770	7,009	253.0
Sales and marketing, net of restructuring and other charges	$271,413	$287,839	$(16,426)	(5.7)%

General and administrative	$119,837	$142,252	$(22,415)	(15.8)%
Less restructuring and other charges(1)	7,736	3,340	4,396	131.6
General and administrative, net of restructuring and other charges	$112,101	$138,912	$(26,811)	(19.3)%

Operating expenses	$680,998	$737,419	$(56,421)	(7.7)%
Less restructuring and other charges(1)	30,070	11,853	18,217	153.7
Operating expenses, net of restructuring and other charges	$650,928	$725,566	$(74,638)	(10.3)%
(1) Restructuring and other charges for fiscal 2025 and fiscal 2024 primarily reflect costs associated with our cost transformation initiatives including the 2024 restructuring plan, 2025 restructuring plan, rationalization of our product roadmap, and non-recurring costs related to write-offs of assets no longer in use, as well as non-recurring CEO transition costs related to modifications to equity awards. See Note 13. Restructuring and Other Charges in the notes to our consolidated financial statement for further information.
Research and Development
Research and development expenses consist primarily of personnel-related expenses, third-party resources expenses, tooling, test equipment, prototype materials, and related overhead costs. To date, software development costs have been expensed as incurred because the period between achieving technological feasibility and the release of the software has been short and development costs qualifying for capitalization have been insignificant.
Research and development expenses excluding restructuring and other charges decreased $31.4 million, or 10.5%, for fiscal 2025 compared to fiscal 2024. This decrease was primarily driven by lower personnel-related costs due to lower headcount and our reorganization efforts, partially offset by higher variable compensation costs.
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and marketing activity for our products and personnel-related expenses, maintenance and repair expenses for product displays, as well as related depreciation, customer experience expenses, revenue related sales fees from our direct-to-consumer and installer solutions sales channels, and related overhead costs.
Sales and marketing expenses excluding restructuring and other charges decreased $16.4 million, or 5.7%, for fiscal 2025 compared to fiscal 2024. This decrease was primarily driven by lower marketing costs compared to prior year when we incurred significant costs associated with our launch of Sonos Ace in June 2024 marking our entry into the headphones market, partially offset by increased depreciation costs associated with our product displays.
General and Administrative
General and administrative expenses consist of administrative personnel-related expenses for our information technology, finance, legal, human resources, and similar personnel, as well as the costs of professional services, information technology, litigation, patents, related overhead, and other administrative expenses.

General and administrative expenses excluding restructuring and other charges decreased $26.8 million, or 19.3%, for fiscal 2025 compared to the fiscal 2024. This decrease was primarily driven by lower personnel-related costs, professional fees and information technology costs as a result of lower headcount and our cost transformation efforts.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 27, 2025	September 28, 2024	$	%
(Dollars in thousands)
Interest income	$6,934	$11,965	$(5,031)	(42.0%)
Interest expense	(465)	(441)	(24)	5.4
Other income (expense), net	(6,498)	9,371	(15,869)	(169.3)
Total other income (expense), net	$(29)	$20,895	$(20,924)	(100.1)%
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
Interest income for fiscal 2025 compared to fiscal 2024 decreased primarily due to lower yields on our cash and cash equivalents combined with lower average cash balances. Interest expense for fiscal 2025, compared to fiscal 2024, increased primarily due to increased bank fees. The increase in other income (expense), net for fiscal 2025, compared to fiscal 2024, was primarily due to non-cash foreign currency exchange fluctuations.
Provision for Income Taxes

	Fiscal Year Ended		Change from Prior Fiscal Year
	September 27, 2025	September 28, 2024	$	%
(Dollars in thousands)
Provision for income taxes	$10,647	$10,995	$(348)	(3.2)%
Provision for income taxes for fiscal 2025, compared to fiscal 2024, decreased slightly primarily due to a reduction in the amount of net expense subject to capitalization under Section 174 of the U.S. Internal Revenue Code and a reduction in operating income. The decrease was partially offset by the non-recurrence of favorable tax impacts recognized in fiscal 2024 related to a Dutch Innovation Box ruling and the revaluation of certain Dutch deferred tax liabilities related to an intercompany sale of intellectual property to the U.S.
On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted. The legislation includes provisions such as accelerated cost recovery of qualified property, immediate expensing of U.S.-based research and development costs, and changes to the U.S. international taxation regime. We are continuing to assess the potential impacts of the OBBBA on our future operations and effective tax rate. Based on preliminary analyses, certain provisions are expected to significantly reduce our U.S. income tax expense in fiscal 2026. Actual impacts will depend on future regulatory guidance our ongoing evaluation of the legislation.
Comparison of Fiscal Years 2024 and 2023
For the comparison of fiscal years 2024 and 2023, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for fiscal 2024, filed with the SEC on November 15, 2024, under the subheading "Comparison of fiscal years 2024 and 2023."
Liquidity and Capital Resources
Our operations are financed primarily through cash flows from operating activities. As of September 27, 2025, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $174.7 million, including $105.5 million held by our foreign subsidiaries, marketable securities of $52.9 million, proceeds from the exercise of stock options, and borrowing capacity under the Credit Facility. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of September 27, 2025, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously paid, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
We believe our existing cash and cash equivalent balances, cash flows from operations, and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. We hold our cash with a diverse group of major financial institutions and have processes and safeguards in place to manage our cash balances and mitigate the risk of loss. In October 2021, we entered into the Revolving Credit Agreement, which allows us to borrow up to $100 million, with a maturity date of October 2026. In October 2025, we amended the Revolving Credit Agreement. See Note 14. Subsequent Event of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, our potential merger and acquisition activity, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing it would result in increased debt service obligations and the instruments governing such debt could require additional operating and financing covenants that would restrict our operations.
Debt Obligations
On October 13, 2021, we entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA as the other lenders party thereto (the "Revolving Credit Agreement"). The Revolving Credit Agreement provided for (i) a five year senior secured revolving credit facility in the amount of up to $100 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. In June 2023, we amended our Revolving Credit Agreement to change the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”), effective July 1, 2023. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (SOFR plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of September 27, 2025, we did not have outstanding borrowings and $2.4 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of September 27, 2025, we were in compliance with all financial covenants under the Revolving Credit Agreement.
In October 2025, we amended the Revolving Credit Agreement. See Note 14. Subsequent Event of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
Cash Flows
Fiscal 2025 Changes in Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
(In thousands)	September 27, 2025	September 28, 2024
Net cash provided by (used in):
Operating activities	$136,869	$189,906
Investing activities	(29,520)	(105,242)
Financing activities	(102,342)	(137,309)
Effect of exchange rate changes	(71)	2,146
Net increase (decrease) in cash and cash equivalents	$4,936	$(50,499)
Cash Flows from Operating Activities
Net cash provided by operating activities of $136.9 million for fiscal 2025 consisted of a net loss of $61.1 million, non-cash adjustments of $170.1 million, and a favorable impact of net changes in operating assets and liabilities of $27.9 million. Non-cash adjustments primarily consisted of stock-based compensation expense, depreciation and amortization, and non-cash restructuring charges. The net increase in cash from the change in operating assets and liabilities was primarily due to a decrease in inventories of

$51.7 million as the result of measures taken to more efficiently manage inventory, a decrease in other assets of $10.5 million, and an increase in accrued compensation of $5.2 million. The net increase in cash from the change in operating assets and liabilities was partially offset by an increase in accounts receivable of $21.9 million, and a decrease in accounts payable and accrued expenses of $14.4 million due to lower inventory purchases.
Cash Flows from Investing Activities
Cash used in investing activities of $29.5 million for fiscal 2025, primarily consisted of the purchases of marketable securities of $57.9 million, and purchases of property and equipment of $28.7 million mainly related to point-of-sale product displays, manufacturing-related tooling and test equipment to support the launch of new products, and leasehold improvements, partially offset by cash provided by maturities of marketable securities of $57.1 million.
Cash Flows from Financing Activities
Cash used in financing activities of $102.3 million for fiscal 2025, primarily consisted of payments for repurchase of common stock of $81.0 million and payments for repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards of $25.9 million, partially offset by proceeds from the exercise of options of $4.5 million.
Fiscal 2024 Changes in Cash Flows
For the comparison of fiscal 2024 to fiscal 2023, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" of our Form 10-K for fiscal 2024, filed with the SEC on November 15, 2024, under the subheading "Liquidity and capital resources."
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
Revenue
Nature of Products and Services
We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from partner products and other revenue sources, such as architectural speakers from our Sonance partnership, and accessories such as speaker stands and wall mounts, as well as professional services, advertising revenue, licensing and subscription revenue.
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
We determined that unspecified software upgrades represent a separate performance obligation as they occur subsequent to the time of purchase, fulfillment of these promises can be made separately, there are no resulting significant modification or customization to our products, and these services are provided to customers at no additional charge. We have also determined cloud-based services to be a separate performance obligation as they are additive to our products rather than transformative.
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
For fiscal 2025, there has not been any event that would require us to materially change the underlying assumptions of revenue estimates. A hypothetical 10% change to our SSP estimates and/or the estimated recognition period for unspecified software upgrades and cloud-based services, would not result in a material change to our fiscal 2025 revenue.
Inventories
Inventory consists of finished goods and component parts, which we purchase from contract manufacturers and component suppliers. We record and value our inventory at the lower-of-cost and net realizable value. We determine cost using a standard costing method, which approximates first-in first-out. On a quarterly basis, we assess the value of our inventory on hand and non-cancelable purchase commitments for potential excess and/or obsolete inventory and will periodically write down the value to account for estimated excess and/or obsolete inventory. We determine excess or obsolete inventory based on market conditions, age/condition of inventory, an estimate of the future demand for our products within a specified time horizon, generally the shorter of 24 months or remaining life of the product, and product life cycle status. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of revenue in our consolidated statement of operations and comprehensive loss. If actual demand is lower than our forecasted demand, we could be required to write down the value of additional inventory, which would have a negative effect on our gross profit. A hypothetical 10% change to our inventory reserves percentages would not result in a material change to our fiscal 2025 cost of revenue.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is "more-likely-than-not" that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income and the effects of tax planning strategies. We recorded a valuation allowance against all our U.S. deferred tax assets as of September 27, 2025. We intend to continue maintaining a full valuation allowance on our U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:
Interest Rate Risk
As of September 27, 2025, we had cash and cash equivalents of $174.7 million, which consisted primarily of cash on hand, money market fund investments, and bank deposits. Additionally, we held $52.9 million in marketable securities, consisting of U.S. Treasury securities. Such interest-earning instruments carry a degree of interest rate risk due to floating interest rates.
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
We recognized a net loss from foreign currency of $6.5 million in fiscal 2025, and net gains from foreign currency of $9.1 million and $13.7 million in fiscal 2024 and 2023, respectively. Based on transactions denominated in currencies other than respective functional currencies as of September 27, 2025, a hypothetical adverse change of 10% would have resulted in an adverse impact on loss before provision for income taxes of approximately $17.6 million for fiscal 2025.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sonos, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Sonos, Inc. and its subsidiaries (the “Company”) as of September 28, 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the two years in the period ended September 28, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 28, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 15, 2024

We served as the Company’s auditor from 2011 to 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Sonos, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sonos, Inc. and subsidiaries (the Company) as of September 27, 2025, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended September 27, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 27, 2025, and the results of its operations and its cash flows for the year then ended September 27, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of standalone selling prices for unspecified software upgrades and cloud-based services

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s contracts with customers contain promises to transfer products and services which are not sold separately. Service revenue includes revenue allocated to unspecified software upgrades and cloud-based services (collectively, the services), which are each distinct performance obligations, based on relative standalone selling prices (SSPs). The factors considered by management in estimating SSPs include competitive pricing information, where available, analyses of the cost of providing the services plus a reasonable margin, the nature of the services, and the expected level of future services.

We identified the evaluation of the SSPs for the services as a critical audit matter. Subjective auditor judgment was required in evaluating the cost of providing the services and the associated margin, which are used in establishing the SSPs. Changes to the cost of providing the services and the associated margin could have a significant impact on the determination of the SSPs, impacting the amount of revenue recognized.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s estimation of the SSPs, including a control over the determination of the cost of providing the services and the associated margin. We evaluated the overall methodology used in establishing the SSPs. We evaluated the allocation of costs related to the services by interviewing certain software personnel regarding their estimation of time spent on development activities. We then compared these estimates to the underlying data used in the Company's model to allocate costs related to the services to determine they were accurately reflected. We assessed the margin used by comparing it to actual historical margin earned for the Company and to similar services by third party companies within the same industry and evaluated any outliers.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Seattle, Washington
November 14, 2025

SONOS, INC.
Consolidated Balance Sheets
(in thousands, except share and par values)

	As of
	September 27, 2025	September 28, 2024

Assets
Current assets:
Cash and cash equivalents	$174,668	$169,732
Marketable securities	52,858	51,426
Accounts receivable, net of allowances of $66,098 and $51,741 as of September 27, 2025, and September 28, 2024, respectively	65,847	44,513
Inventories	171,020	231,505
Prepaid and other current assets	39,642	53,910
Total current assets	504,035	551,086
Property and equipment, net	72,277	102,148
Operating lease right-of-use assets	45,297	50,175
Goodwill	82,854	82,854
Intangible assets, net:
In-process research and development	—	73,770
Other intangible assets	75,356	14,266
Deferred tax assets	10,509	10,314
Other noncurrent assets	32,950	31,699
Total assets	$823,278	$916,312
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$184,109	$194,590
Accrued expenses	79,094	87,783
Accrued compensation	21,331	15,701
Deferred revenue, current	21,771	21,802
Other current liabilities	46,107	46,277
Total current liabilities	352,412	366,153
Operating lease liabilities, noncurrent	53,288	56,588
Deferred revenue, noncurrent	59,453	61,075
Deferred tax liabilities	126	60
Other noncurrent liabilities	2,774	3,816
Total liabilities	468,053	487,692
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized, 122,881,915 and 123,046,510 shares issued, 120,093,113 and 121,763,776 shares outstanding as of September 27, 2025, and September 28, 2024, respectively	123	123
Treasury stock, 2,788,802 and 1,282,734 shares at cost as of September 27, 2025 and September 28, 2024, respectively	(37,398)	(17,096)
Additional paid-in capital	502,775	498,245
Accumulated deficit	(112,078)	(50,934)
Accumulated other comprehensive income (loss)	1,803	(1,718)
Total stockholders' equity	355,225	428,620
Total liabilities and stockholders’ equity	$823,278	$916,312
The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Revenue	$1,443,276	$1,518,056	$1,655,255
Cost of revenue	812,746	828,683	938,765
Gross profit	630,530	689,373	716,490
Operating expenses
Research and development	279,969	304,558	301,001
Sales and marketing	281,192	290,609	267,518
General and administrative	119,837	142,252	168,518
Total operating expenses	680,998	737,419	737,037
Operating loss	(50,468)	(48,046)	(20,547)
Other income (expense), net
Interest income	6,934	11,965	10,201
Interest expense	(465)	(441)	(733)
Other income (expense)	(6,498)	9,371	15,473
Total other income (expense), net	(29)	20,895	24,941
Income (loss) before provision for income taxes	(50,497)	(27,151)	4,394
Provision for income taxes	10,647	10,995	14,668
Net loss	$(61,144)	$(38,146)	$(10,274)

Loss per share - basic and diluted	$(0.51)	$(0.31)	$(0.08)

Weighted-average shares used in computing loss per share - basic and diluted	120,753,102	123,218,532	127,702,885

Total comprehensive loss
Net loss	$(61,144)	$(38,146)	$(10,274)
Change in foreign currency translation adjustment	3,619	1,604	153
Net unrealized gain (loss) on marketable securities	(98)	122	—
Comprehensive loss	$(57,623)	$(36,420)	$(10,121)
The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Total stockholders' equity, beginning balances	$428,620	$518,657	$560,513

Common stock:
Beginning balances	$123	$130	$130
Issuance of common stock pursuant to equity incentive plans	6	6	6
Retirement of treasury stock	(6)	(13)	(6)
Ending balances	$123	$123	$130
Additional paid-in capital:
Beginning balances	$498,245	$607,345	$617,390
Issuance of common stock pursuant to equity incentive plans	4,497	17,047	21,340
Retirement of treasury stock	(86,217)	(210,441)	(108,242)
Stock-based compensation expense	86,250	84,294	76,857
Ending balances	$502,775	$498,245	$607,345
Treasury stock:
Beginning balances	$(17,096)	$(72,586)	$(50,896)
Retirement of treasury stock	86,222	210,454	108,248
Repurchase of common stock	(80,663)	(129,620)	(100,064)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(25,861)	(25,344)	(29,874)
Ending balances	$(37,398)	$(17,096)	$(72,586)
Accumulated deficit:
Beginning balances	$(50,934)	$(12,788)	$(2,514)
Net loss	(61,144)	(38,146)	(10,274)
Ending balances	$(112,078)	$(50,934)	$(12,788)
Accumulated other comprehensive gain (loss):
Beginning balances	$(1,718)	$(3,444)	$(3,597)
Change in foreign currency translation adjustment	3,619	1,604	153
Unrealized gain (loss) on investments	$(98)	$122	$—
Ending balances	$1,803	$(1,718)	$(3,444)
Total stockholders' equity, ending balances	$355,225	$428,620	$518,657
Common stock shares:
Beginning balances	123,046,510	130,399,940	129,823,663
Issuance of common stock pursuant to equity incentive plans	6,045,916	6,122,884	6,714,406
Retirement of treasury stock	(6,210,511)	(13,476,314)	(6,138,129)
Ending balances	122,881,915	123,046,510	130,399,940
Treasury stock shares:
Beginning balances	(1,282,734)	(5,286,024)	(3,154,940)
Retirement of treasury stock	6,210,511	13,476,314	6,138,129
Repurchase of common stock	(5,689,219)	(7,796,120)	(6,555,702)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(2,027,360)	(1,676,904)	(1,713,511)
Ending balances	(2,788,802)	(1,282,734)	(5,286,024)
The accompanying notes are an integral part of these consolidated financial statements.

SONOS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023

Cash flows from operating activities
Net loss	$(61,144)	$(38,146)	$(10,274)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,321	52,378	48,969
Restructuring and other charges	11,920	2,204	5,533
Stock-based compensation expense	81,564	84,294	76,857
Provision for inventory obsolescence	8,143	8,894	20,640
Other	3,769	3,701	5,535
Deferred income taxes	8	(18,922)	(583)
Foreign currency transaction (gain) loss	2,352	(7,276)	(7,335)
Changes in operating assets and liabilities:
Accounts receivable, net	(21,873)	23,044	32,120
Inventories	51,729	106,122	87,004
Other assets	10,483	(28,775)	10,470
Accounts payable and accrued expenses	(14,439)	(789)	(162,345)
Accrued compensation	5,232	(6,775)	(2,185)
Deferred revenue	(2,737)	304	(4,576)
Other liabilities	(459)	9,648	576
Net cash provided by operating activities	136,869	189,906	100,406
Cash flows from investing activities
Purchases of marketable securities	(57,944)	(90,495)	—
Purchases of property and equipment	(28,676)	(55,247)	(50,286)
Maturities of marketable securities	57,100	40,500	—
Net cash used in investing activities	(29,520)	(105,242)	(50,286)
Cash flows from financing activities
Payments for debt issuance costs	—	—	—
Proceeds from exercise of stock options	4,503	17,053	21,346
Payments for repurchase of common stock	(80,984)	(129,018)	(100,064)
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of RSUs	(25,861)	(25,344)	(29,874)
Net cash used in financing activities	(102,342)	(137,309)	(108,592)
Effect of exchange rate changes on cash and cash equivalents	(71)	2,146	3,848
Net increase (decrease) in cash and cash equivalents	4,936	(50,499)	(54,624)
Cash and cash equivalents
Beginning of period	169,732	220,231	274,855
End of period	$174,668	$169,732	$220,231
Supplemental disclosure
Cash paid for interest	$279	$256	$1,330
Cash paid for taxes, net of refunds	$23,945	$21,206	$9,522
Cash paid for amounts included in the measurement of lease liabilities, net of tenant improvement reimbursements received	$6,629	$11,008	$14,218
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment, accrued but not paid	$5,055	$7,878	$2,784
Right-of-use assets obtained in exchange for lease liabilities	$1,491	$11,492	$31,692
Excise tax on share repurchases, accrued but not paid	$281	$602	$—
Change in estimate of asset retirement obligations	$—	$—	$2,290
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
The Company operates on a 52-week or 53-week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. As used in the Annual Report on Form 10-K, “fiscal 2025” refers to the 52-week fiscal year ending September 27, 2025, “fiscal 2024” refers to the 52-week fiscal year ending September 28, 2024, and “fiscal 2023” refers to the 52-week fiscal year ending September 30, 2023.
Use of Estimates and Judgments
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. For revenue recognition, examples of estimates and judgments include: determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price ("SSP") of performance obligations and estimating variable consideration such as sales incentives and product returns. Additionally, management makes estimates and judgments for allowances for credit losses, excess and obsolete inventory, loss on purchase commitments, useful lives associated with property and equipment, incremental borrowing rates associated with leases, the recording of and release of valuation allowances with respect to deferred tax assets and uncertain tax positions, impairment of long-lived assets, impairment of goodwill and indefinite-lived intangible assets, warranty, contingencies and valuation and assumptions underlying stock-based compensation and other equity instruments. On an ongoing basis, the Company evaluates its estimates and judgments compared to historical experience and trends that form the basis for making estimates and judgments about the carrying value of assets and liabilities.
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
Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of September 27, 2025, and September 28, 2024, cash equivalents consisted of money market funds, which are recorded at fair value.
Marketable Securities
The Company’s marketable securities consist of U.S. Treasury securities. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company classifies its marketable securities as available-for-sale and reports them at fair value in the consolidated balance sheets,

SONOS, INC.
Notes to Consolidated Financial Statements
with unrealized gains and losses recorded in accumulated other comprehensive loss. If securities are sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of securities are recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for credit losses and sales incentives. Receivables do not require collateral and do not bear interest. The allowance for credit losses is established through a provision for expected credit losses, which is recorded as general and administrative expense in the consolidated statements of operations and comprehensive loss.
The Company evaluates the adequacy of the allowance for credit losses by assessing the collectability of accounts receivable. This assessment considers the age of outstanding invoices, each customer’s payment history and expected ability to pay, customer-specific information, and current economic conditions that may affect collectability. The allowance estimate is reviewed and adjusted periodically, or when the Company becomes aware of specific factors indicating a customer’s inability to meet its financial obligations.
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
As of September 27, 2025, and September 28, 2024, the Company’s customers that accounted for 10% or more of total accounts receivable, net, were as follows:

	September 27, 2025	September 28, 2024
Customer A	18%	20%
Customer B	14%	31%
Customer C	12%	*
*Accounts receivable was less than 10%

SONOS, INC.
Notes to Consolidated Financial Statements
The Company’s customer that accounted for 10% or more of total revenue were as follows:

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Customer B	14%	16%	17%
Inventories
Inventories primarily consist of finished goods and component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost and net realizable value. Cost is determined using a standard costing method, which approximates first-in first-out. Inventory costs primarily consist of materials, inbound freight, import duties, tariffs, direct labor and manufacturing overhead, logistics, and other handling fees. The Company assesses the valuation of inventory balances including an analysis of determine potential excess and/or obsolete inventory. The Company may be required to write down the value of inventory if estimates of future demand and market conditions indicate excess and/or obsolete inventory. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of revenue in the consolidated statements of operations and comprehensive loss. Losses related to purchase commitments for fiscal 2025 and fiscal 2024 were not material. Ownership of inventory transfers to the Company based on contractual terms with its contract manufacturers.
Property and Equipment, Net
Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Computer hardware, equipment, and software	3-5 years
Furniture and fixtures	5 years
Tooling and production line test equipment	2-4 years
Leasehold improvements	1-15 years
Product displays	1-3 years
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
Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. For cloud computing arrangements that do not include a software license, implementation costs incurred during the application development stage are capitalized until the software is ready for its intended use. The costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the consolidated statements of operations and comprehensive loss. Capitalized costs related to cloud computing arrangements, net of accumulated amortization, are reported as a component of other noncurrent assets on the Company's consolidated balance sheets.
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

SONOS, INC.
Notes to Consolidated Financial Statements
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
For fiscal years 2025, 2024, and 2023, the Company’s qualitative assessments identified no factors indicating it was more likely than not that the fair value of the Company’s reporting unit and indefinite-lived intangible assets were less than their respective carrying amounts. Therefore, the Company incurred no impairment charges.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, which primarily comprises property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company performs impairment testing at the level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by comparing the carrying amounts to the expected future undiscounted cash flows attributable to the assets. If it is determined that an asset may not be recoverable, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on estimated discounted future cash flows analyses. There were no impairment charges identified on the Company's long-lived assets during fiscal years 2025, 2024, and 2023.
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

SONOS, INC.
Notes to Consolidated Financial Statements
The Company remeasures monetary assets or liabilities denominated in currencies other than the functional currency using exchange rates prevailing on the balance sheet date, and non-monetary assets and liabilities at historical rates. Foreign currency remeasurement and transaction gains and losses are included in other income (expense), net.
Foreign currency remeasurement and transaction gains (losses) are recorded in other income (expense), net as follows:

	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands)
Foreign currency remeasurement and transaction gains (losses)	$(6,456)	$9,062	$13,674
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
Supplier Concentration
The Company relies on third parties for the supply and manufacture of its products, as well as third-party logistics providers for the distribution of its products. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to customers on time, if at all. During fiscal years 2025, 2024 and 2023, approximately 53%, 60% and 58%, respectively, of the Company’s finished goods purchased during each year were from one vendor.
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
Advertising Costs
Advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses were $42.8 million, $55.8 million and $43.9 million for fiscal 2025, 2024 and 2023, respectively.

SONOS, INC.
Notes to Consolidated Financial Statements
Restructuring and Related Costs
Costs associated with a restructuring plan generally consist of involuntary employee termination benefits, contract termination costs, and other exit-related costs including costs to close facilities. The Company records a liability for involuntary employee termination benefits when management has committed to a plan that establishes the terms of the arrangement and that plan has been communicated to employees. Costs to terminate a contract before the end of the term are recognized on the termination date, and costs that will continue to be incurred in a contract for the remaining term without economic benefit are recognized as of the cease-use date. Restructuring and related costs may also include the write-down of related assets, including operating lease right-of-use assets, when the sale or abandonment of the asset is a direct result of the plan. Other exit-related costs are recognized as incurred. Restructuring and related costs are recognized as within operating expenses and cost of revenue within the consolidated statements of operations and comprehensive loss and are classified based on the Company's classification policy for each category of operating expense.
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
Retirement Plans
The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the "Code"). The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $7.8 million, $9.5 million, and $9.5 million for fiscal 2025, fiscal 2024, and 2023, respectively.
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

SONOS, INC.
Notes to Consolidated Financial Statements
operating results and the underlying amount and type of income could differ materially from the Company’s estimates, assumptions and judgments thereby impacting the Company’s financial position and results of operations.
Segment Information
The Company operates as one operating segment as it only reports aggregate financial information on a consolidated basis, accompanied by disaggregated information about revenue by geographic region and product category, to its Chief Executive Officer, who is the Company’s Chief Operating Decision Maker ("CODM"). The CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses consolidated net income (loss) to measure segment profit or loss and make key operating decisions, such as allocation of the budget and monitoring budget versus actual results.
Significant expenses within net income (loss) include cost of revenue, research and development, sales and marketing, and general and administrative, which are each separately presented on the Company’s consolidated statements of operations and comprehensive loss. Other segment items include interest income, interest expense, other income (expense), and provision for income taxes, which are also each separately presented on the Company’s consolidated statements of operations and comprehensive loss. The CODM does not evaluate segment performance or allocate resources using asset information.
Leases
The majority of the Company’s leases are for its office spaces and facilities, which are accounted for as operating leases. The Company leases office space in California, as well as offices in various locations in the U.S., with additional sales, operations, and research and development offices around the world. The Company determines whether an arrangement is a lease at inception if there is an identified asset, and if it has the right to control the identified asset for a period of time. Some of the Company’s leases include options to extend the leases for up to 5 years, and some include options to terminate the leases. The Company's lease terms are only for periods in which it has enforceable rights and are impacted by options to extend or terminate the lease only when it is reasonably certain that the Company will exercise the option. For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease obligation at the present value of lease payments over the lease terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. The Company's leases do not include any residual value guarantees or bargain purchase options.
Lease agreements will typically exist with lease and non-lease components, which are accounted for separately. The Company's agreements may contain variable lease payments. The Company includes variable lease payments that depend on an index or a rate and exclude those which depend on facts or circumstances occurring after the commencement date, other than the passage of time.
As most of the Company’s leases do not contain an implicit interest rate, the Company uses judgment to determine an incremental borrowing rate, which is defined as the rate of interest the Company would have to pay to borrow an amount that is equal to the lease obligations, on a collateralized basis, and over a similar term. The Company takes into consideration the terms of the Company's Credit Facility (as defined in Note 7. Debt), lease terms, and current interest rates to determine the incremental borrowing rate at lease commencement date. At September 27, 2025, the Company's weighted-average discount rate was 5.51%, while the weighted-average remaining lease term was 8.6 years. As part of the supplemental cash flow disclosure, the right-of-use assets obtained in exchange for new operating lease liabilities does not reflect the impact of prepaid or deferred rent.
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The Company adopted this standard in the fourth quarter of fiscal 2025. Refer to our significant accounting policies above for the impact of adoption.
Recent accounting pronouncements pending adoption
In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to "development stages". It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The amendments in this update may be applied utilizing a prospective transition approach, a retrospective transition approach, or a

SONOS, INC.
Notes to Consolidated Financial Statements
modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is currently evaluating the pronouncement to determine the impact it may have on the Company's consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient for the application of the current expected credit losses model to current accounts receivable and contract assets. The amendments are effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The transition method is prospective. The Company is currently evaluating the pronouncement to determine the impact it may have on the Company's consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires disclosure of disaggregated information about significant expenses within relevant income statement captions, such as purchases of inventory, employee compensation, depreciation, and amortization. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. In January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies that the amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The amendments may be applied retrospectively or prospectively, with early adoption permitted. The Company is currently evaluating the pronouncement to determine the impact it may have on the Company's consolidated financial statements and related disclosures.
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

3. Financial Instruments
The carrying values of the Company’s accounts receivable and accounts payable, approximate their fair values due to the short period of time to maturity or repayment. The following table summarizes cash, cash equivalents and marketable securities by investment category as of September 27, 2025, and September 28, 2024:

	September 27, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$158,556	$—	$—	$158,556	$158,556	$—
Level 1:
Money market funds	16,112	—	—	16,112	16,112	—
Subtotal	16,112	—	—	16,112	16,112	—
Level 2:
U.S. Treasury securities	52,834	32	(8)	52,858	—	52,858
Subtotal	52,834	32	(8)	52,858	—	52,858
Total	227,502	32	(8)	227,526	174,668	52,858

SONOS, INC.
Notes to Consolidated Financial Statements

	September 28, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$144,184	$—	$—	$144,184	$144,184	$—
Level 1:
Money market funds	25,548	—	—	25,548	25,548	—
Subtotal	25,548	—	—	25,548	25,548	—
Level 2:
U.S. Treasury securities	51,304	122	—	51,426	—	51,426
Subtotal	51,304	122	—	51,426	—	51,426
Total	221,036	122	—	221,158	169,732	51,426
Marketable Securities
As of September 27, 2025, and September 28, 2024, the Company held no securities with original maturities exceeding one year. There were no realized gains or losses on sales of marketable securities during fiscal 2025, and fiscal 2024.
For securities in an unrealized loss position, the Company does not intend to sell the securities, and it is more-likely-than-not that it will not be required to sell before recovery of their amortized cost basis. The Company evaluated whether the decline in fair value resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of the securities and were due primarily to changes in interest rates and market conditions of the underlying securities. Accordingly, an allowance for credit losses was deemed unnecessary for these securities as of September 27, 2025.
Accrued interest receivable related to our marketable securities was nominal as of September 27, 2025, and September 28, 2024. No accrued interest receivables were written off during fiscal 2025, and fiscal 2024.
4. Revenue and Geographic Information
Disaggregation of Revenue
Revenue by geographical region also includes the applicable service revenue for software upgrades and cloud-based services attributable to each region, is as follows:

	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands)
Americas	$922,941	$1,004,770	$1,048,245
Europe, Middle East and Africa ("EMEA")	441,177	430,428	518,179
Asia Pacific ("APAC")	79,158	82,858	88,831
Total revenue	$1,443,276	$1,518,056	$1,655,255
Revenue is attributed to individual countries also includes the applicable service revenue for software upgrades and cloud-based services attributable to each country. Revenue by significant countries is as follows:

	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands)
United States	$855,740	$930,286	$971,151
Other countries	587,536	587,770	684,104
Total revenue	$1,443,276	$1,518,056	$1,655,255

SONOS, INC.
Notes to Consolidated Financial Statements
Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category. Revenue by major product category is as follows:

	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands)
Sonos speakers	$1,121,808	$1,169,604	$1,293,440
Sonos system products	249,237	267,744	285,064
Partner products and other revenue	72,231	80,708	76,751
Total revenue	$1,443,276	$1,518,056	$1,655,255
5. Balance Sheet Components
The following tables show the Company’s balance sheet component details.
Accounts Receivable Allowances
The following table summarizes changes in the allowance for credit losses for fiscal 2025, 2024 and 2023:

	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands)
Beginning balance	$2,619	$2,711	$2,744
Increases	382	1,188	1,561
Write-offs	(101)	(1,280)	(1,594)
Ending balance	$2,900	$2,619	$2,711
The following table summarizes the changes in the allowance for sales incentives for fiscal 2025, 2024 and 2023:

	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands)
Beginning balance	$49,122	$29,075	$23,573
Charged to revenue	198,759	183,144	139,657
Utilization of sales incentive allowance	(184,683)	(163,097)	(134,155)
Ending balance	$63,198	$49,122	$29,075
Inventories
Inventories consist of the following:

	September 27, 2025	September 28, 2024
(In thousands)
Finished goods	$153,485	$199,825
Components	17,535	31,680
Inventories	$171,020	$231,505
The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value. As of September 27, 2025, and September 28, 2024, inventory write-downs were $41.2 million and $33.3 million, respectively.

SONOS, INC.
Notes to Consolidated Financial Statements
Property and Equipment, Net
Property and equipment, net consist of the following:

	September 27, 2025	September 28, 2024
(In thousands)
Tooling and production line test equipment	$106,296	$106,174
Product displays	80,545	77,074
Leasehold improvements	45,842	52,112
Computer hardware, equipment, and software	31,852	39,163
Furniture and fixtures	5,403	5,724
Total property and equipment	269,938	280,247
Accumulated depreciation and amortization	(197,661)	(178,099)
Property and equipment, net	$72,277	$102,148
Depreciation expense was $49.6 million, $46.4 million and $42.7 million for fiscal 2025, 2024 and 2023, respectively. During fiscal 2025, 2024 and 2023, the Company abandoned and disposed of gross fixed assets of $35.6 million, $59.9 million and $21.3 million, with accumulated depreciation of $28.8 million, $55.5 million and $21.1 million, respectively. Disposals of fixed assets were recorded in cost of revenue and operating expenses in the consolidated statements of operations and comprehensive loss and resulted in losses of $6.8 million and $4.4 million for fiscal 2025 and 2024, respectively, and nominal losses for fiscal 2023.
Property and equipment, net by country as of September 27, 2025, and September 28, 2024 were as follows:

	September 27, 2025	September 28, 2024
(In thousands)
China	$22,320	$31,653
United States	21,988	32,647
Other countries	27,969	37,848
Property and equipment, net	$72,277	$102,148
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
The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	September 27, 2025
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Tradename	$451	$(264)	$16	$203	2.50
Technology-based	94,419	(19,266)	-	75,153	5.73
Total intangible assets	$94,870	$(19,530)	$16	$75,356	5.73

SONOS, INC.
Notes to Consolidated Financial Statements

	September 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life
(In thousands, except weighted-average remaining life)
Tradename	$451	$(188)	$7	$270	3.50
Technology-based	31,480	(17,484)	-	13,996	4.52
Total finite-lived intangible assets	31,931	(17,672)	7	14,266	4.51
In-process research and development and other intangible assets not subject to amortization	73,770	-	-	73,770
Total intangible assets	$105,701	$(17,672)	$7	$88,036
The following table summarizes the estimated future amortization expense of the Company's intangible assets as September 27, 2025:

Fiscal years ending	Future Amortization Expense
(In thousands)
2026	$13,585
2027	13,570
2028	13,450
2029	12,453
2030 and thereafter	22,298
Total future amortization expense	$75,356
Cloud Computing Arrangements
Capitalized costs to implement cloud computing arrangements net of accumulated amortization are reported as a component of other noncurrent assets on the Company's consolidated balance sheets and were as follows:

	September 27, 2025	September 28, 2024
(In thousands)
Cloud computing implementation costs	$27,411	$25,038
Less: accumulated amortization	13,320	9,697
Cloud computing implementation costs, net	$14,091	$15,341
Amortization expenses for implementation costs for cloud-based computing arrangements for fiscal 2025, fiscal 2024 and fiscal 2023 were $3.6 million, $3.5 million and $3.7 million, respectively.

SONOS, INC.
Notes to Consolidated Financial Statements
Accrued Expenses
Accrued expenses consisted of the following:

	September 27, 2025	September 28, 2024
(In thousands)
Accrued inventory and supply chain costs	$37,780	$34,204
Accrued taxes	10,133	19,084
Accrued advertising and marketing	12,429	12,893
Accrued general and administrative expenses	8,923	10,870
Accrued product development	5,912	4,338
Other accrued payables	3,917	6,394
Total accrued expenses	$79,094	$87,783
Deferred Revenue
Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the consolidated balance sheets. For fiscal 2025, and fiscal 2024, deferred revenue included revenue allocated to unspecified software upgrades and cloud-based services of $80.5 million and $81.5 million, respectively, as well as current deferred revenue related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached.
The following table presents the changes in the Company's deferred revenue balances for the fiscal years ended September 27, 2025, September 28, 2024, and September 30, 2023:

	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands)
Deferred revenue, beginning of period	$82,877	$80,838	$83,470
Recognition of revenue included in beginning of period deferred revenue	(20,086)	(19,111)	(27,057)
Revenue deferred, net of revenue recognized on contracts in the respective period	18,433	21,150	24,425
Deferred revenue, end of period	$81,224	$82,877	$80,838
The Company expects the following recognition of deferred revenue as of fiscal year ending 2025:

	For the fiscal years ending
	2026	2027	2028	2029	2030 and Beyond	Total
(In thousands)
Revenue expected to be recognized	$21,771	$18,348	$15,226	$11,658	$14,221	$81,224
Other Current Liabilities
Other current liabilities consist of the following:

	September 27, 2025	September 28, 2024
(In thousands)
Reserve for returns	$20,383	$20,304
Warranty liability	10,002	10,565
Short-term operating lease liabilities	6,335	7,551
Other	9,387	7,857
Total other current liabilities	$46,107	$46,277
The following table presents the changes in the Company’s warranty liability for the fiscal years ended September 27, 2025, and September 28, 2024:

SONOS, INC.
Notes to Consolidated Financial Statements

	September 27, 2025	September 28, 2024
(In thousands)
Warranty liability, beginning of period	$10,565	$7,466
Provision for warranties issued during the period	12,324	17,689
Settlements of warranty claims during the period	(12,887)	(14,590)
Warranty liability, end of period	$10,002	$10,565
6. Leases
The components of lease expense were as follows:

	Fiscal Years Ended
	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands)
Operating lease cost	$8,307	$13,565	$12,324
Short-term lease cost	602	873	340
Variable lease cost	4,827	5,193	5,480
Total lease cost	$13,736	$19,631	$18,144
The following table summarizes the maturity of lease liabilities under operating leases as of fiscal year ending 2025:

Fiscal years ending	Operating leases
(In thousands)
2026	$9,485
2027	8,941
2028	8,301
2029	7,862
2030	8,058
Thereafter	33,209
Total lease payments	75,856
Less imputed interest	(16,233)
Total lease liabilities	$59,623
7. Debt
On October 13, 2021, the Company entered into a Revolving Credit Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and Bank of America N.A., Morgan Stanley Senior Funding, Inc., and Goldman Sachs Bank USA as the other lenders party thereto (the "Revolving Credit Agreement"). The Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $100.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. In June 2023, the Company amended the Revolving Credit Agreement, replacing prior references to LIBOR with references to SOFR as a result of the discontinuation of LIBOR. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (at the Term SOFR Rate, plus the applicable Term SOFR Adjustment ranging from 0.11% to 0.43%, plus an applicable margin (in total, "Adjusted Term SOFR")). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over Adjusted Term SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of September 27, 2025, the Company did not have any outstanding borrowings and had $2.4 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement. In October 2025, the Revolving Credit Agreement was amended. See Note 14. Subsequent Event for additional information.
The Company’s obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of September 27, 2025, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.

SONOS, INC.
Notes to Consolidated Financial Statements

8. Stockholders' Equity
Share Repurchase Program
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

During fiscal 2025, the Company repurchased 5,689,219 shares for an aggregate purchase price of $80.3 million and at an average price of $14.12 per share under the 2023 Stock Repurchase Program and 2025 Stock Repurchase Program. Aggregate purchase price and average price per share exclude commission and excise tax. The Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the consolidated statements of equity. As of September 27, 2025, the Company had $129.6 million available for share repurchases under the 2025 Stock Repurchase Program.
Treasury stock during fiscal 2025, included 2,027,360 shares withheld to satisfy employees' tax withholding requirements in connection with vesting of stock awards. Additionally, during fiscal 2025, the Company retired 6,210,511 shares of treasury stock.
9. Stock-based Compensation
2018 Equity Incentive Plan
In July 2018, the Board adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective in connection with the Company's initial public offering. The number of shares reserved for issuance under the 2018 Plan increases automatically on January 1 of each year beginning in 2019 and continuing through 2028 by a number of shares of common stock equal to the lesser of (x) 5% of the total outstanding shares of the Company’s common stock and common stock equivalents as of the immediately preceding December 31 (rounded to the nearest whole share) and (y) a number of shares determined by the Company's the Board. As of September 27, 2025, there were 45,881,799 shares reserved for future issuance under the 2018 Plan.
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
The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 28, 2024	7,082,389	$14.24	2.8	$210
Exercised	(329,674)	$13.68
Forfeited / expired	(1,207,830)	$14.20
Outstanding at September 27, 2025	5,544,885	$14.28	1.5	$5,850
The Company granted no options in fiscal 2025 and 2024. As of September 27, 2025 and September 28, 2024, respectively, all outstanding stock options had been vested and the Company had no unrecognized stock-based compensation expense related to stock options.
Restricted Stock Units
Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. RSUs generally vest quarterly over the service period, which is generally one to four years with certain awards subject to an initial annual cliff vest. The summary of the Company’s RSU activity is as follows:

SONOS, INC.
Notes to Consolidated Financial Statements

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 28, 2024	10,763,098	$14.79	$130,772
Granted	7,697,575	$12.34
Released	(5,709,048)	$15.13
Forfeited	(3,974,238)	$13.63
Outstanding at September 27, 2025	8,777,387	$12.96	$134,294
At September 27, 2025
Units expected to vest	7,471,456	$12.93	$114,313
As of September 27, 2025 and September 28, 2024, the Company had $78.1 million and $115.4 million of unrecognized stock-based compensation expense related to RSUs, each of which are expected to be recognized over a weighted-average period of 2.3 years and 2.4 years, respectively.
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

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 28, 2024	684,080	$18.37	$8,312
Granted	339,837	$11.53
Released	(7,194)	$17.54
Performance adjustment	(121,250)	$21.80
Forfeited	(414,935)	$16.71
Outstanding at September 27, 2025	480,538	$14.11	$7,352
As of September 27, 2025 and September 28, 2024, the Company had $3.3 million and $0.2 million of unrecognized stock-based compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.3 years and 1.5 years, respectively.
Stock-based Compensation
Total stock-based compensation expense by function category was as follows:

	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands)
Cost of revenue	$6,148	$2,614	$2,038
Research and development	37,060	37,913	35,530
Sales and marketing	15,932	17,499	15,677
General and administrative	27,110	26,268	23,612
Total stock-based compensation expense	$86,250	$84,294	$76,857
For fiscal 2025, the Company incurred non-recurring stock-based compensation expenses related to restructuring activities.
10. Income Taxes
The Company’s income (loss) before provision for income taxes for fiscal 2025, 2024 and 2023 were as follows:

SONOS, INC.
Notes to Consolidated Financial Statements

	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands)
Domestic	$(70,672)	$(56,661)	$(9,904)
Foreign	20,175	29,510	14,298
Income (loss) before provision for income taxes	$(50,497)	$(27,151)	$4,394
Components of the provision for income taxes consisted of the following:

	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands)
Current:
U.S. Federal	$3,776	$8,094	$7,507
U.S. State	2,363	4,023	4,947
Foreign	4,500	17,798	2,810
Total current	10,639	29,915	15,264
Deferred:
U.S. Federal	—	—	—
U.S. State	—	—	—
Foreign	8	(18,920)	(596)
Total deferred	8	(18,920)	(596)
Provision for income taxes	$10,647	$10,995	$14,668
The Company is subject to income taxes in the United States and foreign jurisdictions in which it operates. The Company’s tax provision is impacted by the jurisdictional mix of earnings as its foreign subsidiaries have statutory tax rates different from those in the United States. Accordingly, the Company's effective tax rate will vary depending on jurisdictional mix of earnings and changes in tax laws. For fiscal 2025, the Company’s U.S. tax expense was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 of the U.S. Internal Revenue Code ("Section 174") as the Company recorded a current U.S. tax expense with no corresponding deferred tax benefit due to the valuation allowance maintained against its U.S. deferred tax assets.

SONOS, INC.
Notes to Consolidated Financial Statements
Components of the Company’s deferred income tax assets and liabilities are as follows:

	September 27, 2025	September 28, 2024
(In thousands)
Deferred tax assets
Capitalized research & development	$131,858	$107,474
Research & development tax credit carryforwards	51,752	58,156
Accrued expenses and reserves	18,979	17,070
Deferred revenue	14,363	15,374
Operating lease liability	13,165	14,259
Other capitalized costs	12,448	12,030
Stock-based compensation	6,973	8,195
Foreign net operating loss carryforwards	5,293	5,783
Depreciation	4,098	2,991
U.S. net operating loss carryforwards	3,889	2,296
Other	370	592
Total deferred tax assets	263,188	244,220
Valuation allowance	(238,268)	(216,365)
Deferred tax assets, net of valuation allowance	24,920	27,855
Deferred tax liabilities
Right-of-use asset	(9,788)	(10,955)
Intangibles	(2,675)	(3,392)
Capitalized inventory	(2,074)	(3,254)
Total deferred tax liabilities	(14,537)	(17,601)
Net deferred tax assets	$10,383	$10,254

Reported as
Deferred tax assets	$10,509	$10,314
Deferred tax liabilities	(126)	(60)
Net deferred tax assets	$10,383	$10,254
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
For fiscal 2025, the Company had gross state net operating loss carryforwards of $58.2 million, which expire beginning in 2032, as well as $37.8 million in foreign net operating loss carryforwards with an indefinite life. As of September 27, 2025, the Company also had U.S. federal research and development tax credit carryforwards as filed of $30.1 million, and state research and development tax credit carryforwards as filed of $50.2 million, which will expire beginning in 2042 and 2026, respectively. The federal and state research and development tax credits are shown net of uncertain tax positions and net of federal benefit, as applicable, in the components of the Company's deferred income tax assets and liabilities. For fiscal 2025, the increase in capitalized research and development relates to the requirement to capitalize research and development expenses under Section 174.

SONOS, INC.
Notes to Consolidated Financial Statements
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
The following table summarizes changes in the valuation allowance for fiscal 2025, 2024 and 2023:

	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands)
Beginning balance	$216,365	$185,840	$162,267
Increase during the period	21,903	32,573	23,628
Decrease during the period	—	(2,048)	(55)
Ending balance	$238,268	$216,365	$185,840
Reconciliation of U.S. statutory federal income taxes to the Company’s provision for income taxes is as follows:

	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands)
U.S. federal income taxes at statutory rate	$(10,604)	$(5,702)	$923
U.S. state and local income taxes, net of federal benefit and state credits	(4,619)	(2,496)	(841)
Foreign income tax rate differential	991	1,544	734
Stock-based compensation	5,068	2,726	104
Federal research and development tax credits	(5,081)	(8,240)	(7,591)
Unrecognized federal tax benefits	457	1,082	184
Change in tax rate	(190)	(188)	—
Global intangible low taxed income, net of foreign tax credits	715	944	1,234
Foreign -derived intangible income (FDII) deduction	(1,000)	(1,519)	(6,863)
Subpart F income	697	733	1,374
162(m) executive compensation limitation	1,923	1,496	2,513
Deferred adjustments	—	504	—
Intercompany IP sale	—	(10,412)	—
Other	387	(121)	(695)
Change in valuation allowance	21,903	30,644	23,592
Provision for income taxes	$10,647	$10,995	$14,668
Change in gross unrecognized tax benefits, excluding interest and penalties, as a result of uncertain tax positions are as follows:

	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands)
Beginning balance	$18,910	$17,619	$17,021
Increase (decrease) - tax positions in prior periods	(207)	147	(566)
Increase - tax positions in current periods	904	1,144	1,164
Ending balance	$19,607	$18,910	$17,619
The Company does not anticipate changes to its unrecognized benefits within the next 12 months that would result in a material change to the Company’s financial position. The unrecognized tax benefits as of September 27, 2025, would have no impact on the effective tax rate if recognized.
The Company conducts business in a number of jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. U.S. federal income tax returns for the 2021 tax year and earlier are no longer subject to examination by the

SONOS, INC.
Notes to Consolidated Financial Statements
U.S. Internal Revenue Service (the "IRS"). All U.S. federal and state net operating losses as well as research and development tax credits generated to date, including 2021 and earlier, used in open tax years are subject to adjustment by the IRS and state tax authorities.
The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. There were no accrued interest or penalties as of September 27, 2025, and September 28, 2024.
As of September 27, 2025, the Company continues to assert that the unremitted earnings in our foreign subsidiaries are permanently reinvested and therefore no deferred taxes or withholding taxes have been provided. If, in the future, the Company decides to repatriate its $16.3 million of undistributed earnings from these subsidiaries in the form of dividends or otherwise, the Company could be subject to withholding taxes payable at that time. Outside basis differences in the Company's foreign subsidiaries including unremitted earnings and any related taxes are not material.
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The legislation includes provisions such as accelerated cost recovery of qualified property, immediate expensing of U.S.-based research and development costs, and changes to the U.S. international taxation regime. The Company has evaluated the impact of the OBBBA and determined that it did not have a material effect on its fiscal 2025 consolidated financial statements.
11. Loss Per Share
Basic loss per share attributable to common stockholders is calculated by dividing loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted loss per share attributable to common stockholders adjusts the basic loss per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock awards, using the treasury stock method.
The following table sets forth the computation of the Company’s basic and diluted loss per share attributable to common stockholders:

	September 27, 2025	September 28, 2024	September 30, 2023
(In thousands, except share and per share data)
Numerator:
Net loss - basic and diluted	$(61,144)	$(38,146)	$(10,274)
Denominator:
Weighted-average shares of common stock - basic and diluted	120,753,102	123,218,532	127,702,885
Loss per share:
Loss per share - basic and diluted	$(0.51)	$(0.31)	$(0.08)
The following potentially dilutive shares as of the end of each period presented were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	September 27, 2025	September 28, 2024	September 30, 2023
Stock options to purchase common stock	6,438,320	7,756,572	9,449,904
Restricted stock units	12,387,375	12,613,434	9,742,444
Performance stock units	246,812	83,998	149,991
Total	19,072,507	20,454,004	19,342,339
12. Commitments and Contingencies
Commitments to suppliers
The Company utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information the Company supplies, which typically covers twelve months. Consistent with industry practice, the Company acquires inventories from such manufacturers through blanket purchase orders which are based on projected demand information and availability of goods. Such purchase commitments typically cover the Company's forecasted product and manufacturing requirements for periods that range a number of months. In certain instances, these agreements allow the Company the option to cancel, reschedule, and/or adjust our requirements based on its business needs for a period of time before the order is due to be fulfilled. The Company's purchase orders typically are not cancellable in the event of a demand plan change or other circumstances, such as where the supplier has procured unique, Sonos-specific designs, and/or specific non-cancellable, non-returnable components based on our provided forecasts.

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
The Company’s Lawsuits Against Google:
On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement by Alphabet and Google of certain Sonos patents related to its smart speakers and related technology. The counterpart lawsuit was stayed pending completion of the ITC investigation and appeal thereof. The ITC concluded its investigation in January 2022, finding all five of the Company’s asserted patents to be valid and infringed by Google, and further finding that one redesign per patent proposed by Google would avoid infringement. The ITC issued a limited exclusion order and a cease-and-desist order with respect to Google’s infringing products. The Company and Google each appealed the ITC’s determination, which was upheld in its entirety by the appeals court. The stay in the counterpart lawsuit has been lifted. Google moved to file counterclaims on two of its own patents related to device setup and the court has added those patents to the case. No trial date has been set.
On September 29, 2020, the Company filed another lawsuit against Google alleging infringement of additional Sonos patents and seeking monetary damages and other non-monetary relief. A jury trial was held in May 2023, which found one Sonos patent to be infringed and another Sonos patent not infringed, and returned an award of $32.5 million based on a royalty rate of $2.30 per infringing unit. After trial, the court held Sonos’ patents unenforceable under the doctrine of prosecution laches and invalid as a result of amendments made during prosecution. In September 2025, the Federal Circuit overturned the lower court decision that had invalidated the jury verdict against Google, and is now set to decide the post-trial motions, including the Company’s motion for injunctive relief and additional damages.
Google’s Lawsuits Against the Company:
On June 11, 2020, Google filed a lawsuit in the U.S. District Court for the Northern District of California against the Company alleging infringement by the Company of five Google patents and seeking monetary damages and other non-monetary relief. All five of these patents have since been found invalid or non-infringed by the Court or by the U.S. Patent and Trademark Office or have been withdrawn from the case by Google. The Court has now entered final judgment for Sonos and against Google. Google has appealed the non-infringement rulings.
On August 8, 2022, Google filed two complaints with the ITC against the Company and two counterpart lawsuits in the Northern District of California against the Company, collectively alleging infringement by the Company of seven Google patents generally related to wireless charging, device setup, and voice control, and seeking monetary damages and other non-monetary relief. The counterpart lawsuits are stayed pending completion of the ITC investigations. In the first ITC investigation, the ITC terminated the investigation as to one Google patent as a result of the expiration of that Google patent and determined the other two Google patents to be invalid as indefinite, thus concluding the first investigation. Google has appealed this first ITC determination. The second ITC investigation concluded in December 2023 with a final determination of no violation by the Company. Google did not appeal this determination.
Implicit
On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company has infringed on certain claims of two patents in this case. The Company denies the allegations. The claims at issue have been held unpatentable by the U.S. Patent and Trademark Office. Implicit has appealed this ruling, which is currently scheduled to be heard by the appeals court in 2025. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of September 27, 2025.

SONOS, INC.
Notes to Consolidated Financial Statements
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
13. Restructuring and Other Charges
The Company started a cost transformation initiative in the second half of fiscal 2024 with the goal of optimizing investments for sustainable, long-term growth. This included the August 14, 2024 initiation of a restructuring plan (the "2024 restructuring plan") that involved a reduction in force of approximately 6% of its employees and a reduction to its real estate footprint. In furtherance of this initiative, the Company announced a subsequent restructuring on February 5, 2025, including a reduction in force involving approximately 12% of its employees (the “2025 restructuring plan”). This cost transformation also involved non-recurring charges related to rationalization of its product roadmap and costs related to write-offs of assets no longer in use. Furthermore, in January 2025, Patrick Spence stepped down from his role as Chief Executive Officer ("CEO") and as a member of the Board, resulting in the Company incurring costs related to this transition, which are also included in restructuring and other charges.
The following table summarizes the components of restructuring and other charges:

	Fiscal Year Ended
(in thousands)	September 27, 2025	September 28, 2024
Cash restructuring charges:
Employee-related costs	$19,486	$7,371
Other restructuring costs (1)	2,084	2,278
Total cash charges	$21,570	$9,649
Non-cash charges:
Stock-based awards (2)	$4,687	$—
Asset write-offs	7,233	2,204
Total non-cash charges	$11,920	$2,204

Total restructuring and other charges	$33,490	$11,853
(1)Other restructuring charges include estimated costs primarily related to rationalization of the Company's product roadmap.
(2)Non-cash charges for stock-based awards were related to modifications for equity awards primarily in connection with the CEO transition. These modifications included accelerated vesting of certain RSUs and an extension of the post-termination exercise period for certain stock options.

SONOS, INC.
Notes to Consolidated Financial Statements
The following table summarizes restructuring and other charges recorded in the Company's consolidated statements of operations and comprehensive loss:

(in thousands)	September 27, 2025	September 28, 2024
Cost of revenue	$3,420	$—
Research and development	12,555	5,743
Sales and marketing	9,779	2,770
General and administrative	7,736	3,340
Total restructuring and other charges	$33,490	$11,853
The following table summarizes the Company's restructuring and other charges recorded in accrued expenses and accrued compensation within the consolidated balance sheets:

(in thousands)	Employee Related Costs	Other Restructuring Costs	Total
Balance as of September 28, 2024(1)	$2,152	$1,037	$3,189
Restructuring charges	19,486	2,084	21,570
Cash paid	(21,144)	(2,835)	(23,979)
Balance as of September 27, 2025	$494	$286	$780
(1)Balance as of September 28, 2024, relates to activities under the 2024 restructuring plan.
Note 14. Subsequent Event
In October 2025, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Revolving Credit Agreement with JPMorgan Chase Bank, N.A., KeyBank National Association and Goldman Sachs Bank USA. Amendment No. 2 extended the maturity date of the credit facility from October 2026 to October 2030 and reduced the borrowing capacity from $100.0 million to $80.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of September 27, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 27, 2025.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).
Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of September 27, 2025, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 27, 2025.
The effectiveness of our internal control over financial reporting as of September 27, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended September 27, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a)    On November 11, 2025, the Company and Nick Millington, the Company's Chief Innovation Officer, agreed that Mr. Millington's role with the Company will no longer include executive officer responsibilities, effective immediately. Mr. Millington will remain the Company's Chief Innovation Officer and continue to focus on critical engineering projects at the Company.
(b)    On August 14, 2025, Julius Genachowski, Chairperson and a member of our Board of Directors, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c). The plan provides that Mr. Genachowski may sell up to 47,652 shares of common stock underlying options granted under our equity incentive plan. The plan terminates on the earlier of the date all shares under the plan are sold or November 5, 2027.
On September 5, 2025, Eddie Lazarus, the Company's Chief Legal and Business Development Officer, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c). The plan provides that Mr. Lazarus may sell up to 12,000 shares of common stock. The plan terminates on the earlier of the date all shares under the plan are sold or September 4, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is included under the captions "Board of Directors and Corporate Governance," "Proposal One: Election of Directors," "Executive Officers" and "Delinquent Section 16(a) Reports" included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 27, 2025, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is included under the captions “Board of Directors and Corporate Governance” and "Executive Compensation" in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 27, 2025, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions "Equity Compensation Plan Information" and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 27, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions "Board of Directors and Corporate Governance" and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 27, 2025, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item is included under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended September 27, 2025, and is incorporated herein by reference.

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
EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed or Furnished Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-38603	3.1	5/8/2025
3.2	Restated Bylaws	10-Q	001-38603	3.2	5/8/2025
4.1	Form of Common Stock Certificate	S-1	333-226076	4.01	7/6/2018
4.2	Amended and Restated Investor Rights Agreement, dated as of July 18, 2012, by and among the Registrant and certain investors of the Registrant	S-1	333-226076	4.02	7/6/2018
4.3	Description of Securities	10-K	001-38603	4.3	11/26/19
10.1+	Form of Indemnification Agreement entered into between Sonos, Inc. and each of its directors and executive officers	S-1	333-226076	10.01	7/6/2018
10.2+	2003 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-226076	10.02	7/6/2018
10.3+	2018 Equity Incentive Plan and forms of agreement thereunder	10-Q	001-38603	10.1	8/12/2021
10.4+	2018 Employee Stock Purchase Plan and form of subscription agreement	S-1	333-226076	10.04	7/6/2018
10.5+	Offer Letter between Patrick Spence and the Registrant, dated May 25, 2012	S-1	333-226076	10.05	7/6/2018
10.6+	Offer Letter between Nicholas Millington and the Registrant, dated February 27, 2003	10-K	001-38603	10.9	11/28/2018
10.7+	Executive Incentive Plan	10-Q	001-38603	10.1	2/7/2019
10.8+	Performance Share Award Agreement between Patrick Spence and the Registrant, dated May 28, 2020	10-Q	001-38603	10.1	8/6/2020
10.9+	Offer Letter between Edward Lazarus and the Registrant, dated December 5, 2018	10-Q	001-38603	10.1	2/6/2020
10.10+	Form of Performance Share Award Agreement under 2018 Equity Incentive Plan	10-Q	001-38603	10.1	2/11/2021
10.11+	Offer Letter between Saori Casey and the Registrant dated January 3, 2024	10-Q	001-38603	10.1	5/8/2024
10.12+	Form of Restricted Stock Unit Award Agreement between Saori Casey and the Registrant	10-Q	001-38603	10.2	5/8/2024
10.13+	Form of Performance Share Award Agreement between Saori Casey and the Registrant	10-Q	001-38603	10.3	5/8/2024

10.14+	Offer Letter between Tom Conrad and the Registrant dated July 22, 2025	8-K	001-38603	10.1	7/23/2025
10.15+	Letter Agreement between Tom Conrad and the Registrant	8-K	001-38603	10.2	1/13/2025
10.16+	Form of Restricted Stock Unit Award Agreement between Tom Conrad and the Registrant					X
10.17+	Performance Share Award Agreement between Tom Conrad and the Registrant dated August 7, 2025					X
10.18+	Offer Letter between Shamayne Braman and the Registrant dated August 20, 2021	10-K	001-38603	10.13	11/20/2023
10.19+	Severance Agreement between Shamayne Braman and the Registrant dated August 7, 2025					X
10.20+	Transition Agreement between Patrick Spence and the Registrant dated January 12, 2025	8-K	001-38603	10.1	1/13/2025
19	Insider Trading Policy	10-K	001-38603	19	11/15/2024
21.1	List of subsidiaries of the Registrant	S-1	333-226076	21.01	7/6/2018
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97+	Sonos, Inc. Clawback Policy	10-K	001-38603	97	11/20/2023
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)					X
*Furnished and not filed.
+ Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Sonos, Inc.

Date: November 14, 2025	By:	/s/ Tom Conrad
Tom Conrad
Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 14, 2025	By:	/s/ Saori Casey
Saori Casey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Tom Conrad, Saori Casey, and each of them, such individual’s true and lawful attorneys-in-fact and agents with full power of substitution, for such individual and in such individual’s name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such individual might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tom Conrad	Chief Executive Officer and Director	November 14, 2025
Tom Conrad	(Principal Executive Officer)

/s/ Saori Casey	Chief Financial Officer	November 14, 2025
Saori Casey	(Principal Financial Officer and Principal Accounting Officer)

/s/ Hugo Barra	Director	November 14, 2025
Hugo Barra

/s/ Karen Boone	Director	November 14, 2025
Karen Boone

/s/ Joanna Coles	Director	November 14, 2025
Joanna Coles

/s/ Bracken Darrell	Director	November 14, 2025
Bracken Darrell

/s/ Julius Genachowski	Director and Chairperson of the Board of Directors	November 14, 2025
Julius Genachowski

/s/ Jonathan Mildenhall	Director	November 14, 2025
Jonathan Mildenhall