Form 10-Q
period 2025-12-27
Sonos Inc
filed 2026-02-04
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
As of January 19, 2026, the registrant had 120,872,657 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Financial statements
SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	As of
	December 27, 2025	September 27, 2025
Assets
Current assets:
Cash and cash equivalents	$312,504	$174,668
Marketable securities	50,987	52,858
Accounts receivable, net	116,270	65,847
Inventories	125,332	171,020
Prepaids and other current assets	35,146	39,642
Total current assets	640,239	504,035
Property and equipment, net	65,547	72,277
Operating lease right-of-use assets	44,721	45,297
Goodwill	82,854	82,854
Intangible assets, net	70,932	75,356
Deferred tax assets	10,545	10,509
Other noncurrent assets	33,037	32,950
Total assets	$947,875	$823,278

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$203,812	$184,109
Accrued expenses	87,688	79,094
Accrued compensation	21,711	21,331
Deferred revenue, current	22,283	21,771
Other current liabilities	52,675	46,107
Total current liabilities	388,169	352,412
Operating lease liabilities, noncurrent	52,101	53,288
Deferred revenue, noncurrent	61,256	59,453
Deferred tax liabilities	129	126
Other noncurrent liabilities	2,894	2,774
Total liabilities	504,549	468,053

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	124	123
Treasury stock	(47,782)	(37,398)
Additional paid-in capital	505,709	502,775
Accumulated deficit	(18,280)	(112,078)
Accumulated other comprehensive income	3,555	1,803
Total stockholders’ equity	443,326	355,225
Total liabilities and stockholders’ equity	$947,875	$823,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	December 27, 2025	December 28, 2024
Revenue	$545,662	$550,857
Cost of revenue	292,202	309,451
Gross profit	253,460	241,406
Operating expenses
Research and development	59,762	80,838
Sales and marketing	65,273	86,644
General and administrative	28,009	25,831
Total operating expenses	153,044	193,313
Operating income	100,416	48,093
Other income (expense), net
Interest income	1,348	1,861
Interest expense	(116)	(110)
Other income (expense), net	420	(6,029)
Total other income (expense), net	1,652	(4,278)
Income before provision for (benefit from) income taxes	102,068	43,815
Provision for (benefit from) income taxes	8,270	(6,422)
Net income	$93,798	$50,237

Earnings per share:
Basic	$0.78	$0.41
Diluted	$0.75	$0.40

Weighted-average shares used in computing earnings per share:
Basic	120,489,548	122,071,586
Diluted	124,662,298	124,731,619

Total comprehensive income
Net income	93,798	50,237
Change in foreign currency translation adjustment	1,736	(1,116)
Net unrealized gain (loss) on marketable securities	16	(84)
Comprehensive income	$95,550	$49,037
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended
	December 27, 2025	December 28, 2024
Total stockholders' equity, beginning balances	$355,225	$428,620

Common stock
Beginning balances	$123	$123
Issuance of common stock pursuant to equity incentive plans	3	2
Retirement of treasury stock	(2)	—
Ending balances	$124	$125

Additional paid-in capital
Beginning balances	$502,775	$498,245
Issuance of common stock pursuant to equity incentive plans	13,229	2,409
Retirement of treasury stock	(25,486)	(4,867)
Stock-based compensation expense	15,191	25,334
Ending balances	$505,709	$521,121

Treasury stock
Beginning balances	$(37,398)	$(17,096)
Retirement of treasury stock	25,489	4,867
Repurchase of common stock, including excise tax and commission	(25,000)	(27,231)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(10,873)	(9,044)
Ending balances	$(47,782)	$(48,504)

Accumulated deficit
Beginning balances	$(112,078)	$(50,934)
Net income	93,798	50,237
Ending balances	$(18,280)	$(697)

Accumulated other comprehensive income (loss)
Beginning balances	$1,803	$(1,718)
Change in foreign currency translation adjustment	1,736	(1,116)
Unrealized gain (loss) on investments	16	(84)
Ending balances	$3,555	$(2,918)

Total stockholders' equity, ending balances	$443,326	$469,127

Common stock shares:
Beginning balances	122,881,915	123,046,510
Issuance of common stock pursuant to equity incentive plans	2,911,539	2,103,983
Retirement of treasury stock	(1,927,278)	(421,210)
Ending balances	123,866,176	124,729,283

Treasury stock shares:
Beginning balances	(2,788,802)	(1,282,734)
Retirement of treasury stock	1,927,278	421,210
Repurchase of common stock	(1,488,226)	(1,884,654)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(655,542)	(658,055)
Ending balances	(3,005,292)	(3,404,233)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	December 27, 2025	December 28, 2024
Cash flows from operating activities
Net income	$93,798	$50,237
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	15,191	25,334
Depreciation and amortization	14,022	17,611
Provision for excess and obsolete inventory	153	1,305
Deferred income taxes	48	123
Other	2,025	841
Foreign currency transaction loss (gain)	(1,625)	2,129
Changes in operating assets and liabilities:
Accounts receivable	(49,120)	(41,374)
Inventories	45,534	89,308
Other assets	4,263	(6,437)
Accounts payable and accrued expenses	31,224	(5,940)
Accrued compensation	546	12,394
Deferred revenue	2,073	1,513
Other liabilities	5,175	9,129
Net cash provided by operating activities	163,307	156,173
Cash flows from investing activities
Purchases of marketable securities	(12,506)	(10,128)
Purchases of property and equipment	(5,958)	(13,106)
Maturities of marketable securities	14,400	13,900
Net cash used in investing activities	(4,064)	(9,334)
Cash flows from financing activities
Payments for repurchase of common stock	(25,000)	(27,165)
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(10,873)	(9,044)
Proceeds from exercise of stock options	13,232	2,411
Payments for debt issuance costs	(780)	—
Net cash used in financing activities	(23,421)	(33,798)
Effect of exchange rate changes on cash and cash equivalents	2,014	(2,818)
Net increase in cash and cash equivalents	137,836	110,223
Cash and cash equivalents
Beginning of period	174,668	169,732
End of period	$312,504	$279,955
Supplemental disclosure
Cash paid for interest	$67	$63
Cash paid for taxes, net of refunds	$1,469	$658
Cash paid for amounts included in the measurement of lease liabilities, net of tenant improvement reimbursements received	$1,899	$(2,531)
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$1,950	$3,693
Right-of-use assets obtained in exchange for new operating lease liabilities	$586	$—
Excise tax on share repurchases, accrued but not paid	$281	$668
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
Basis of presentation and preparation
The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet as of September 27, 2025, has been derived from the audited consolidated financial statements of the Company.
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual financial statements. They should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2025, (the "Annual Report"), filed with the SEC on November 14, 2025.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three months ended December 27, 2025, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. The three months ended December 27, 2025 and December 28, 2024, spanned 13 weeks each. As used in this Quarterly Report on Form 10-Q, "fiscal 2026" refers to the fiscal year ending October 3, 2026, "fiscal 2025" refers to the fiscal year ended September 27, 2025, and "fiscal 2024" refers to the fiscal year ending September 28, 2024..
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
Significant expenses within net income (loss) include cost of revenue, research and development, sales and marketing, and general and administrative, which are each separately presented on the Company’s condensed consolidated statements of operations and comprehensive income. Other segment items include interest income, interest expense, other income (expense), and provision for (benefit

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
from) income taxes, which are also each separately presented on the Company’s condensed consolidated statements of operations and comprehensive income. The CODM does not evaluate segment performance or allocate resources using asset information.
2. Summary of Significant Accounting Policies
There have been no changes in the Company’s significant accounting policies, recently adopted accounting pronouncements, or recent accounting pronouncements pending adoption from those disclosed in the Annual Report, except as noted below.
Recent accounting pronouncements pending adoption
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual reporting period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments may be applied retrospectively or prospectively, with early adoption permitted. The Company is currently evaluating the pronouncement to determine the impact it may have on the Company's consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This update includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments will be effective for our fiscal year ending October 3, 2026. The Company expects adoption of ASU 2023-09 to result in expanded income tax disclosures with no material impact on the Company's consolidated financial statements.
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
The following table summarizes cash, cash equivalents and marketable securities by investment category as of December 27, 2025 and September 27, 2025:

	December 27, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$109,219	$—	$—	$109,219	$109,219	$—
Level 1:
Money market funds	200,296	—	—	200,296	200,296	—
Subtotal	200,296	—	—	200,296	200,296	—
Level 2:
U.S. Treasury securities	53,935	44	(3)	53,976	2,989	50,987
Subtotal	53,935	44	(3)	53,976	2,989	50,987
Total	$363,450	$44	$(3)	$363,491	$312,504	$50,987

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	September 27, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$158,556	$—	$—	$158,556	$158,556	$—
Level 1:
Money market funds	16,112	—	—	16,112	16,112	—
Subtotal	16,112	—	—	16,112	16,112	—
Level 2:
U.S. Treasury securities	52,834	32	(8)	52,858	—	52,858
Subtotal	52,834	32	(8)	52,858	—	52,858
Total	$227,502	$32	$(8)	$227,526	$174,668	$52,858
Marketable securities
As of December 27, 2025, the Company held no securities with original maturities exceeding one year. There were no realized gains or losses on sales of marketable securities during the three months ended December 27, 2025.
For securities in an unrealized loss position, the Company does not intend to sell the securities, and it is more-likely-than-not that it will not be required to sell before recovery of their amortized cost basis. The Company evaluated whether the decline in fair value resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of the securities and were due primarily to changes in interest rates and market conditions of the underlying securities. Accordingly, an allowance for credit losses was deemed unnecessary for these securities as of December 27, 2025.
Accrued interest receivable related to our marketable securities was nominal as of December 27, 2025. No accrued interest receivables were written off during the three months ended December 27, 2025.
4. Revenue and Geographic Information
Disaggregation of revenue
Revenue includes the applicable service revenue for software upgrades and cloud-based services attributable to each region and is as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
(In thousands)
Americas	$328,877	$324,583
Europe, Middle East and Africa ("EMEA")	189,441	197,612
Asia Pacific ("APAC")	27,344	28,662
Total revenue	$545,662	$550,857
Revenue includes the applicable service revenue for software upgrades and cloud-based services attributable to each country and is as follows:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Three Months Ended
	December 27, 2025	December 28, 2024
(In thousands)
United States	$305,023	$294,629
Other countries	240,639	256,228
Total revenue	$545,662	$550,857
Revenue by product category also includes the applicable service revenue for software upgrades and cloud-based services attributable to each product category and is as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
(In thousands)
Sonos speakers	$459,240	$467,142
Sonos system products	65,058	60,274
Partner products and other revenue	21,364	23,441
Total revenue	$545,662	$550,857
5. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consist of the following:

	December 27, 2025	September 27, 2025
(In thousands)
Accounts receivable	$223,360	$131,945
Allowance for credit losses	(3,011)	(2,900)
Allowance for sales incentives	(104,079)	(63,198)
Accounts receivable, net of allowances	$116,270	$65,847
Inventories
Inventories consist of the following:

	December 27, 2025	September 27, 2025
(In thousands)
Finished goods	$110,721	$153,485
Component parts	14,611	17,535
Inventories	$125,332	$171,020
As of December 27, 2025 and September 27, 2025, the Company's reserves for excess and obsolete inventory were $41.3 million and $41.2 million, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Property and equipment
Property and equipment net of accumulated depreciation were as follows:

	December 27, 2025	September 27, 2025
(In thousands)
Property and equipment	$273,190	$269,938
Less: accumulated depreciation	(207,643)	(197,661)
Property and equipment, net	$65,547	$72,277
Intangible assets
The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	December 27, 2025
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life (In years)
(In thousands, except weighted-average remaining life)
Trade name	$451	$(284)	$16	$183	2.25
Technology-based	94,419	(23,670)	-	70,749	5.49
Total intangible assets	$94,870	$(23,954)	$16	$70,932	5.48

	September 27, 2025
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life (In years)
(In thousands, except weighted-average remaining life)
Trade name	$451	$(264)	$16	$203	2.50
Technology-based	94,419	(19,266)	-	75,153	5.73
Total intangible assets	$94,870	$(19,530)	$16	$75,356	5.73

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The following table summarizes the estimated future amortization expense of the Company's intangible assets as of December 27, 2025:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2026	$9,160
2027	13,570
2028	13,451
2029	12,453
2030	10,539
2031 and thereafter	11,759
Total future amortization expense	$70,932
Cloud computing arrangements
Capitalized costs to implement cloud computing arrangements net of accumulated amortization are reported as a component of other noncurrent assets on the Company's condensed consolidated balance sheets and were as follows:

	December 27, 2025	September 27, 2025
(In thousands)
Cloud computing implementation costs	$27,411	$27,411
Less: accumulated amortization	(14,384)	(13,320)
Cloud computing implementation costs, net	$13,027	$14,091
Amortization expense for implementation costs for cloud-based computing arrangements for the three months ended December 27, 2025 and December 28, 2024, were $1.1 million and $0.9 million, respectively.
Accrued expenses
Accrued expenses included the following:

	December 27, 2025	September 27, 2025
(In thousands)
Accrued inventory and supply chain costs	$35,816	$37,780
Accrued taxes	22,387	10,133
Accrued advertising and marketing	11,623	12,429
Accrued general and administrative expenses	9,268	8,923
Accrued product development	4,377	5,912
Other accrued payables	4,217	3,917
Total accrued expenses	$87,688	$79,094
Deferred revenue
Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. For the three months ended December 27, 2025 and December 28, 2024, deferred revenue included revenue allocated to unspecified software upgrades and cloud-based services of $82.7 million and $81.6 million, respectively, as well as current deferred revenue related to newly launched products sold to resellers not recognized as revenue until the date of general availability was reached.
The following table presents the changes in the Company’s deferred revenue:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Three Months Ended
	December 27, 2025	December 28, 2024
(In thousands)
Deferred revenue, beginning of period	$81,224	$82,877
Recognition of revenue included in beginning of period deferred revenue	(5,451)	(8,221)
Revenue deferred, net of revenue recognized on contracts in the respective period	7,766	7,562
Deferred revenue, end of period	$83,539	$82,218
The Company expects the following recognition of deferred revenue as of December 27, 2025:

	For the fiscal years ending
	Remainder of 2026	2027	2028	2029	2030 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$17,112	$19,482	$16,351	$12,771	$17,823	$83,539
Other current liabilities
Other current liabilities consist of the following:

	December 27, 2025	September 27, 2025
(In thousands)
Reserve for returns	$26,553	$20,383
Warranty liability	10,649	10,002
Short-term operating lease liabilities	7,118	6,335
Other	8,355	9,387
Total other current liabilities	$52,675	$46,107
The following table presents the changes in the Company’s warranty liability:

	December 27, 2025	December 28, 2024
(In thousands)
Warranty liability, beginning of period	$10,002	$10,565
Provision for warranties issued during the period	3,951	5,475
Settlements of warranty claims during the period	(3,304)	(5,119)
Warranty liability, end of period	$10,649	$10,921
6. Debt
On October 13, 2021, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") which was amended in October 2025 (“Amendment No. 2") with JPMorgan Chase Bank, N.A., KeyBank National Association and Goldman Sachs Bank USA. Amendment No. 2 provides for (i) a five-year senior secured revolving credit facility in the amount of up to 80.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (SOFR plus an applicable margin). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of December 27, 2025, the Company did not have any outstanding borrowings and had $2.4 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The Company's obligations under the Revolving Credit Agreement are secured by substantially all of its assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of December 27, 2025, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.
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
Implicit
On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit is asserting that the Company has infringed on certain claims of two patents in this case. The Company denies the allegations. The claims at issue have been held unpatentable by the U.S. Patent and Trademark Office. Implicit has appealed this ruling, and an oral argument related to the appeal was held by the Federal Circuit in October 2025. A range of loss, if any, associated with this matter is not probable or reasonably estimable as of December 27, 2025.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.
8. Stockholders' Equity
On February 24, 2025, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $150.0 million. During the three months ended December 27, 2025, the Company repurchased 1,488,226 shares for an aggregate purchase price of $25.0 million and at an average price of $16.79 per share under the repurchase program. Aggregate purchase price and average price per share exclude commission and excise tax. As of December 27, 2025, the Company had $104.6 million available for share repurchases under the share repurchase program. The Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the condensed consolidated statements of equity.
Treasury stock during the three months ended December 27, 2025, included 655,542 shares withheld to satisfy employees' tax withholding requirements in connection with vesting of stock awards. Additionally, during the three months ended December 27, 2025, the Company retired 1,927,278 shares of treasury stock.
9. Stock-based Compensation
2018 Equity Incentive Plan
In July 2018, the Board adopted the 2018 Equity Incentive Plan (the "2018 Plan").
Stock options
The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 27, 2025	5,544,885	$14.28	1.5	$5,850
Exercised	(935,584)	$14.15
Forfeited / expired	(19,024)	$15.15
Outstanding at December 27, 2025	4,590,277	$14.30	1.4	$17,353
As of December 27, 2025 and September 27, 2025, all outstanding stock options have vested and the Company had no unrecognized stock-based compensation expense related to stock options.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Restricted stock units ("RSU")
Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 27, 2025	8,777,387	$12.96	$134,294
Granted	1,842,987	$16.56
Released	(1,952,179)	$13.26
Forfeited	(213,681)	$13.29
Outstanding at December 27, 2025	8,454,514	$13.67	$152,858
As of December 27, 2025 and September 27, 2025, the Company had $85.4 million and $78.1 million of unrecognized stock-based compensation expense related to RSUs, which are expected to be recognized over weighted-average periods of 2.6 years and 2.3 years, respectively.
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

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 27, 2025	480,538	$14.11	$7,352
Granted	273,855	$18.04
Released	(23,776)	$12.23
Performance adjustment	(24,518)	$18.65
Outstanding at December 27, 2025	706,099	$15.54	$12,766
As of December 27, 2025 and September 27, 2025, the Company had $7.8 million and $3.3 million of unrecognized stock-based compensation expense related to PSUs, which are expected to be recognized over weighted-average periods of 1.2 years and 1.3 years, respectively.
Stock-based compensation
Total stock-based compensation expense by functional category was as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
(In thousands)
Cost of revenue	$1,327	$1,349
Research and development	6,489	13,315
Sales and marketing	2,845	5,632
General and administrative	4,530	5,038
Total stock-based compensation expense	$15,191	$25,334

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
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
The Company recorded an income tax provision of $8.3 million and an income tax benefit of $6.4 million for the three months ended December 27, 2025 and December 28, 2024, respectively, related to U.S. and non-U.S. income taxes. The effective tax rate for the three months ended December 27, 2025 was favorably impacted by provisions of the One Big Beautiful Bill Act ("OBBBA"), including the repeal of the requirement to capitalize and amortize specified domestic research and experimental expenditures under Section 174 of the U.S. Internal Revenue Code. This resulted in a reduction in the Company’s US current tax expense with no impact to deferred tax expense as a result of the full valuation allowance maintained against the Company’s net U.S. deferred tax assets. The tax benefit for the three months ended December 28, 2024 primarily resulted from the application of a negative annual effective tax rate to year-to-date U.S. pre-tax income for the quarter, which was driven in part by the capitalization of research and experimental expenditures under Section 174 and the valuation allowance maintained against U.S. deferred tax assets.
In 2021, the Organization for Economic Cooperation and Development (“OECD”) released model rules for a global minimum tax (“Pillar Two Rules”), intended to ensure that large multinational enterprises are subject to an effective minimum tax rate of 15% in each jurisdiction in which they operate. Certain jurisdictions in which the Company conducts business have enacted local legislation implementing Pillar Two or equivalent minimum tax rules that apply for fiscal years beginning on or after January 1, 2024. In January 2026, the OECD released administrative guidance describing a coordinated “side-by-side” package applicable to certain U.S.-parented multinational groups for fiscal years beginning on or after January 1, 2026. Based on currently enacted legislation and available guidance, the Company does not expect the Pillar Two Rules to have a material impact on its effective tax rate for fiscal year 2026. The Company continues to monitor developments in Pillar Two legislation and guidance and will assess the impact of any legislative changes to future periods.
For the three months ended December 27, 2025, the Company concluded that a full valuation allowance on its deferred tax assets in the U.S. continued to be appropriate considering cumulative pre-tax losses in recent years and uncertainty with respect to future taxable income. Release of the valuation allowance in the U.S. would result in a benefit to the income tax provision in the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
11. Earnings Per Share
Earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted earnings per share adjusts the basic earnings per share and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock awards, using the treasury stock method.
The following table sets forth the computation of the Company’s basic and diluted earnings per share:

	Three Months Ended
	December 27, 2025	December 28, 2024
(In thousands, except share and per share data)
Numerator:
Net income - basic and diluted	$93,798	$50,237
Denominator:
Weighted-average shares of common stock—basic	120,489,548	122,071,586
Effect of potentially dilutive stock options	904,054	34,490
Effect of RSUs	3,070,274	2,616,466
Effect of PSUs	198,422	9,077
Weighted-average shares of common stock—diluted	124,662,298	124,731,619
Earnings per share:
Basic	$0.78	$0.41
Diluted	$0.75	$0.40
The following shares were excluded from the computation of diluted net income per share because their effect would have been antidilutive:

	Three Months Ended
	December 27, 2025	December 28, 2024
Stock options to purchase common stock	4,239,193	6,934,553
Restricted stock units	5,516,350	13,147,922
Performance stock units	160,054	7,510
Total	9,915,597	20,089,985
12. Retirement Plans
The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended. The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $2.1 million and $2.3 million for the three months ended December 27, 2025 and December 28, 2024, respectively.

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
We are building on the strong foundation established during our transformational year in fiscal 2025. With Tom Conrad now in place as our Chief Executive Officer we are well-positioned to continue building upon the improvements we have made to our software products and operational efficiency. Under Mr. Conrad's direction, we have restored our software with reliability now exceeding historical levels, reorganized our operations to improve our efficiency and effectiveness and recommitted to delivering the kind of premium experience our customers expect. We have also recommitted to new product introductions, including the announcement of Amp Multi in January 2026. With every new product, software feature and integration, the Sonos platform becomes more powerful, provides greater value to our customers, and further strengthens as the differentiated system for connected home audio.
Our cost transformation initiative, which began in fiscal 2024, has delivered meaningful results. The organizational restructuring we completed—including workforce reductions of 6% in August 2024 and 12% in February 2025—has created a more streamlined, agile organization. We remain focused on transformation efforts to continually improve both our operational efficiency and effectiveness. Additionally, during the third quarter of fiscal 2025, we began the process of exiting a partnership with one of our contract manufacturers to consolidate and improve supply chain efficiency. We expect to complete this exit with minimal disruption to our business by the second quarter of fiscal 2026. We continue to maintain diversified contract manufacturing partnerships.
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

	Three Months Ended
	December 27, 2025	December 28, 2024
(In thousands, except percentages)
Total revenue	$545,662	$550,857
Products sold	1,793	1,850
Net income	$93,798	$50,237
Net income margin(1)	17.2%	9.1%
Adjusted EBITDA(2)	$132,139	$91,173
Adjusted EBITDA margin(2)	24.2%	16.6%
(1)Net income margin is calculated by dividing net income by revenue.
(2)For additional information regarding Adjusted EBITDA and Adjusted EBITDA margin (which are non-GAAP financial measures), including reconciliations of net income to Adjusted EBITDA, see the section titled "Non-GAAP Financial Measures" below.
Products Sold
Products sold represents the number of products that are sold during a period, net of returns, and includes units sold from the Sonos speakers and Sonos system products categories, as well as architectural speakers sold through our partnerships from our Partner products and other revenue category. Growth rates between products sold and revenue are not perfectly correlated because our revenue is affected by other variables, such as the mix of products sold during the period, promotional discount activity, the price at which we sell our products, the introduction of new products that may have higher or lower than average selling prices, the impact of foreign exchange rate fluctuations, as well as the impact of recognition of previously deferred revenue.
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
The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	December 27, 2025	December 28, 2024
(In thousands, except percentages)
Net income	$93,798	$50,237
Add (deduct):
Depreciation and amortization	14,022	17,611
Stock-based compensation expense	15,191	25,334
Interest income	(1,348)	(1,861)
Interest expense	116	110
Other (income) expense, net	(420)	6,029
Provision for (benefit from) income taxes	8,270	(6,422)
Legal and transaction related costs(1)	2,510	195
Restructuring and other charges(2)	—	(60)
Adjusted EBITDA	$132,139	$91,173
Revenue	$545,662	$550,857
Net income margin	17.2%	9.1%
Adjusted EBITDA margin	24.2%	16.6%
(1)Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google, as well as legal and transaction costs associated with our acquisition activity, which we do not consider representative of our underlying operating performance.
(2)On August 14, 2024, we initiated a restructuring plan to reduce our cost base involving approximately 6% of our employees (the "2024 restructuring plan"). Restructuring and other charges for the three months ended December 28, 2024, reflect a gain resulting from the impact of remaining restructuring costs that were lower than our estimated liability under the 2024 restructuring plan.

Results of Operations
Comparison of the three months ended December 27, 2025 and December 28, 2024
Revenue by Product
Comparison of the three months ended December 27, 2025 and December 28, 2024

	Three Months Ended		Change
	December 27, 2025	December 28, 2024	$	%
(In thousands)
Sonos speakers	$459,240	$467,142	$(7,902)	(1.7)%
% of total revenue	84.2%	84.8%
Sonos system products	65,058	60,274	4,784	7.9
% of total revenue	11.9%	10.9%
Partner products and other revenue	21,364	23,441	(2,077)	(8.9)
% of total revenue	3.9%	4.3%
Total revenue	$545,662	$550,857	$(5,195)	(0.9)%
Volume data (products sold in thousands)			Units	%
Total products sold	1,793	1,850	(57)	(3.1)%
We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from Partner products and other revenue sources, such as architectural speakers from our Sonance partnership, accessories such as speaker stands and wall mounts, professional services, licensing, and advertising revenue.
Total revenue decreased $5.2 million, or 0.9%, for the three months ended December 27, 2025 compared to the three months ended December 28, 2024, attributable to softer demand due to market conditions, partially offset by favorability from foreign exchange rates.
Sonos speakers revenue represented 84.2% of total revenue for the three months ended December 27, 2025 and decreased 1.7% compared to the three months ended December 28, 2024, primarily driven by expected declines in Arc, as well as Sub and portables, partially offset by higher sales of Arc Ultra and Era 100. Sonos system products represented 11.9% of total revenue for the three months ended December 27, 2025 and increased 7.9% compared to the three months ended December 28, 2024, due to higher sales to our installed solutions channel. Partner products and other revenue represented 3.9% of total revenue for the three months ended December 27, 2025 and decreased 8.9% compared to the three months ended December 28, 2024.
The volume of products sold decreased 3.1% for the three months ended December 27, 2025 compared to the three months ended December 28, 2024.
Revenue by Region
The following table presents the change in revenue for the three months ended December 27, 2025 compared with the three months ended December 28, 2024:

	Three Months Ended December 27, 2025
	Change (%)	Constant Currency Change (%)(1)
Americas	1.3%	1.2%
EMEA	(4.1)%	(10.7)%
APAC	(4.6)%	(3.9)%
Total revenue	(0.9)%	(3.3)%

(1)Constant currency is a financial measure that is not calculated in accordance with U.S. GAAP. For additional information, see the section titled "Non-GAAP Financial Measures" above.
Cost of Revenue and Gross Profit
Comparison of the three months ended December 27, 2025 and December 28, 2024

	Three Months Ended		Change
	December 27, 2025	December 28, 2024	$	%
(In thousands, except percentages)
Cost of revenue	$292,202	$309,451	$(17,249)	(5.6)%
Gross profit	$253,460	$241,406	$12,054	5.0%
Gross margin	46.5%	43.8%
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
Cost of revenue decreased $17.2 million, or 5.6%, for the three months ended December 27, 2025 compared to the three months ended December 28, 2024, primarily due to a decrease in product and material costs and inventory-related write-downs, partially offset by increased tariff expenses.
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
Gross margin increased 270 basis points for the three months ended December 27, 2025 compared to the three months ended December 28, 2024, primarily due to a decrease in product and material costs and inventory-related write-downs, in addition to foreign exchange rate favorability and the net impact of pricing changes, partially offset by tariff expenses and unfavorable product mix.

Operating Expenses
Comparison of the three months ended December 27, 2025 and December 28, 2024

	Three Months Ended		Change
	December 27, 2025	December 28, 2024	$	%
(Dollars in thousands)
Research and development	$59,762	$80,838	$(21,076)	(26.1)%
Less restructuring and other charges(1)	—	(60)	60	(100.0)
Research and development, net of restructuring and other charges	$59,762	$80,898	$(21,136)	(26.1)%

Sales and marketing	$65,273	$86,644	$(21,371)	(24.7)%
Less restructuring and other charges(1)	—	—	—	*
Sales and marketing, net of restructuring and other charges	$65,273	$86,644	$(21,371)	(24.7)%

General and administrative	$28,009	$25,831	$2,178	8.4%
Less restructuring and other charges(1)	—	—	—	*
General and administrative, net of restructuring and other charges	$28,009	$25,831	$2,178	8.4%

Operating expenses	$153,044	$193,313	$(40,269)	(20.8)%
Less restructuring and other charges(1)	—	(60)	60	(100.0)
Operating expenses, net of restructuring and other charges	$153,044	$193,373	$(40,329)	(20.9)%
* Not meaningful
(1)Restructuring and other charges for the three months ended December 28, 2024, reflect a gain resulting from the impact of remaining restructuring costs that were lower than our estimated liability under the 2024 restructuring plan.
Research and Development
Research and development expenses consist primarily of personnel-related expenses, third-party resource expenses, tooling, test equipment, prototype materials, and related overhead costs. To date, software development costs have been expensed as incurred because the period between achieving technological feasibility and the release of the software has been short and development costs qualifying for capitalization have been insignificant.
Research and development expenses decreased $21.1 million, or 26.1%, for the three months ended December 27, 2025, compared to the three months ended December 28, 2024. This decrease was primarily driven by lower personnel-related costs due to lower headcount and our reorganization efforts.
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and marketing activity for our products and personnel-related expenses, maintenance and repair expenses for our product displays, as well as depreciation, customer experience expenses, revenue related sales fees from our direct-to-consumer and installer solution sales channels, and related overhead costs.
Sales and marketing expenses decreased $21.4 million, or 24.7%, for the three months ended December 27, 2025, compared to the three months ended December 28, 2024. This decrease was primarily driven by ongoing savings resulting from our cost transformation initiatives, lower marketing costs due to the timing of our launch of Arc Ultra in October 2024, and lower personnel-related costs due to lower headcount.

General and Administrative
General and administrative expenses consist of administrative personnel-related expenses for our information technology, finance, legal, human resources, and similar personnel, as well as the costs of professional services, information technology, litigation, patents, related overhead, and other administrative expenses.
General and administrative expenses increased $2.2 million, or 8.4%, for the three months ended December 27, 2025, compared to the three months ended December 28, 2024. This increase was primarily driven by an increase in legal fees mainly related to our IP litigation, partially offset by lower personnel-related costs due to lower headcount.
Interest Income, Interest Expense, and Other Income (Expense), Net
Comparison of the three months ended December 27, 2025 and December 28, 2024

	Three Months Ended		Change
	December 27, 2025	December 28, 2024	$	%
(In thousands, except percentages)
Interest income	$1,348	$1,861	$(513)	(27.6)%
Interest expense	(116)	(110)	(6)	5.5
Other income (expense), net	420	(6,029)	6,449	(107.0)
Total other income (expense), net	$1,652	$(4,278)	$5,930	(138.6)%
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
Interest income for the three months ended December 27, 2025 compared to the three months ended December 28, 2024, decreased due to higher international cash balances with lower yields. Interest expense for the three months ended December 27, 2025 compared to the three months ended December 28, 2024, remained relatively consistent. Other income (expense), net for the three months ended December 27, 2025 compared to the three months ended December 28, 2024, increased from other expenses of $6.0 million for the three months ended December 28, 2024 to other income of $0.4 million for the three months ended December 27, 2025 due to foreign currency exchange fluctuations.
Provision for (benefit from) Income Taxes
Comparison of the three months ended December 27, 2025 and December 28, 2024

	Three Months Ended		Change
	December 27, 2025	December 28, 2024	$	%
(In thousands, except percentages)
Provision for (benefit from) income taxes	$8,270	$(6,422)	$14,692	*
* Not meaningful
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

We recognized an income tax provision of $8.3 million and an income tax benefit of $6.4 million for the three months ended December 27, 2025 and December 28, 2024, respectively. For the three months ended December 27, 2025, the repeal of the requirement to capitalize research and experimental expenditures under the OBBBA resulted in a reduction in the Company’s U.S. current tax expense with no impact to deferred tax expense as a result of the full valuation allowance maintained against the Company’s net U.S. deferred tax assets. The tax benefit for the three months ended December 28, 2024 primarily resulted from the application of a negative annual effective tax rate to year-to-date U.S. pre-tax income for the quarter, which was driven in part by the capitalization of research and experimental expenditures under Section 174 and the valuation allowance maintained against U.S. deferred tax assets.
Liquidity and Capital Resources
Our operations are financed primarily through cash flows from operating activities. As of December 27, 2025, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $312.5 million, including $195.7 million held by our foreign subsidiaries, marketable securities of $51.0 million, proceeds from the exercise of stock options, and borrowing capacity under the credit facility under our Revolving Credit Agreement. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of December 27, 2025, as they are required to fund needs outside of the United States. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
As of December 27, 2025, our open purchase orders to contract manufacturers for finished goods were approximately $125 million, the majority of which are expected to be paid over the next six months. As of December 27, 2025, our expected commitments to suppliers for components were in the range of $141 million to $159 million, the majority of which is expected to be paid and/or utilized by our contract manufacturers in building finished goods within the next two years. The expected commitments are subject to change as a result of fluctuations in the demand forecast, as well as ongoing negotiations with contract manufacturers and suppliers. These commitments are related to components that can be specific to Sonos products and comprised 1) indirect obligations to third-party manufacturers and suppliers, 2) the inventory owned by contract manufacturers procured to manufacture Sonos products, and 3) purchase commitments made by contract manufacturers to their upstream suppliers.
We believe our existing cash and cash equivalent balances, cash flows from operations and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. We hold our cash with a diverse group of major financial institutions and have processes and safeguards in place to manage our cash balances and mitigate the risk of loss. In October 2021, we entered into the Revolving Credit Agreement, which was amended in October 2025 to provide for aggregate commitments of up to $80.0 million with a maturity date in October 2030. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, our potential merger and acquisition activity, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in increased dilution to our stockholders. If we were to incur additional debt financing, it would result in increased debt service obligations and the instruments governing such debt could require additional operating and financing covenants that would restrict our operations.
Debt Obligations

On October 13, 2021, we entered into the Revolving Credit Agreement which was amended in October 2025 with JPMorgan Chase Bank, N.A., KeyBank National Association and Goldman Sachs Bank USA. Amendment No. 2 to the Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $80.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (SOFR plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of December 27, 2025, we did not have any outstanding borrowings and had $2.4 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of December 27, 2025, we were in compliance with all financial covenants under the Revolving Credit Agreement

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	December 27, 2025	December 28, 2024
(In thousands)
Net cash provided by (used in):
Operating activities	$163,307	$156,173
Investing activities	(4,064)	(9,334)
Financing activities	(23,421)	(33,798)
Effect of exchange rate changes	2,014	(2,818)
Net increase in cash and cash equivalents	$137,836	$110,223
Cash flows from operating activities
Net cash provided by operating activities of $163.3 million for the three months ended December 27, 2025, consisted of net income of $93.8 million, non-cash adjustments of $29.8 million, and a favorable impact of net changes in operating assets and liabilities of $39.7 million. Non-cash adjustments primarily consisted of stock-based compensation expense and depreciation and amortization. The net increase in cash from the change in operating assets and liabilities was primarily due to a decrease in inventories of $45.5 million due to higher sales volumes during the holiday season, an increase in accounts payable and accrued expenses of $31.2 million, and an increase in other liabilities of $5.2 million. The net increase in cash from the change in operating assets and liabilities was partially offset by an increase in accounts receivable of $49.1 million.
Cash flows from investing activities
Cash used in investing activities of $4.1 million for the three months ended December 27, 2025, primarily consisted of the purchases of marketable securities of $12.5 million and purchases of property and equipment of $6.0 million mainly related to manufacturing-related tooling and test equipment to support the launch of new products, partially offset by cash provided by maturities of marketable securities of $14.4 million.
Cash flows from financing activities
Cash used in financing activities of $23.4 million for the three months ended December 27, 2025, primarily consisted of payments for repurchases of common stock of $25.0 million, and payments for repurchases of common stock related to shares withheld for tax in connection with vesting of stock awards of $10.9 million, partially offset by proceeds from the exercise of stock options of $13.2 million.
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
For the three months ended December 27, 2025 and December 28, 2024, we recognized a gain from foreign currency exchange of $0.4 million and a loss of $6.0 million, respectively. Based on transactions denominated in currencies other than the U.S. dollar as of December 27, 2025, a hypothetical adverse change of 10% would have resulted in an adverse impact on income before provision for income taxes of approximately $9.2 million for the three months ended December 27, 2025.
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of December 27, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control
There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended December 27, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended September 27, 2025, which could adversely affect our business, reputation, financial condition and operating results, and affect the trading price of our common stock. There have been no material changes to the risk factors disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On February 24, 2025, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $150.0 million. The following table presents information with respect to the Company's repurchase of common stock during the three months ended December 27, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
Sep 28 - Oct 25	—	$—	—	$129,633
Oct 26 - Nov 22	1,097,447	$16.48	1,097,447	$111,548
Nov 23 - Dec 27	390,779	$17.66	390,779	$104,648
Total	1,488,226		1,488,226
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
On November 20, 2025, Julius Genachowski, Chairperson and a member of our Board, amended his trading plan intended to satisfy the requirements of Rule 10b5-1(c) previously adopted August 14, 2025. The amended plan provides that Mr. Genachowski may sell up to 47,652 shares of common stock underlying options granted under our equity incentive plan. The plan terminates on the earlier of the date all shares under the plan are sold or November 5, 2027.

Item 6. Exhibit Index

Incorporated by reference
Exhibit number	Exhibit title	Form	File no.	Exhibit	Filing date	Filed or furnished herewith
10.1+	Form of Performance Share Award Agreement between Saori Casey and the Registrant					X
10.2+	Amended and Restated Performance Share Award Agreement between Tom Conrad and the Registrant					X
10.3+	Form of Performance Share Award Agreement under 2018 Equity Incentive Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 2025, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income, (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags
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

Sonos, Inc.

Date: February 3, 2026	By:	/s/ Tom Conrad
Tom Conrad

Chief Executive Officer

(Principal Executive Officer)

Date: February 3, 2026	By:	/s/ Saori Casey
Saori Casey

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)