Form 10-Q
period 2026-03-28
Sonos Inc
filed 2026-05-05
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
As of April 17, 2026, the registrant had 119,128,671 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Financial statements
SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	As of
	March 28, 2026	September 27, 2025
Assets
Current assets:
Cash and cash equivalents	$200,156	$174,668
Marketable securities	48,897	52,858
Accounts receivable, net	95,511	65,847
Inventories	160,840	171,020
Prepaids and other current assets	34,718	39,642
Total current assets	540,122	504,035
Property and equipment, net	63,038	72,277
Operating lease right-of-use assets	43,950	45,297
Goodwill	82,854	82,854
Intangible assets, net	67,741	75,356
Deferred tax assets	10,409	10,509
Other noncurrent assets	31,368	32,950
Total assets	$839,482	$823,278

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$162,927	$184,109
Accrued expenses	66,736	79,094
Accrued compensation	24,298	21,331
Deferred revenue, current	38,772	21,771
Other current liabilities	48,374	46,107
Total current liabilities	341,107	352,412
Operating lease liabilities, noncurrent	51,803	53,288
Deferred revenue, noncurrent	59,161	59,453
Deferred tax liabilities	118	126
Other noncurrent liabilities	2,930	2,774
Total liabilities	455,119	468,053

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	123	123
Treasury stock	(56,653)	(37,398)
Additional paid-in capital	486,326	502,775
Accumulated deficit	(47,166)	(112,078)
Accumulated other comprehensive income	1,733	1,803
Total stockholders’ equity	384,363	355,225
Total liabilities and stockholders’ equity	$839,482	$823,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Revenue	$281,526	$259,756	$827,189	$810,613
Cost of revenue	156,877	146,147	449,080	455,597
Gross profit	124,649	113,609	378,109	355,016
Operating expenses
Research and development	64,134	77,423	123,896	158,261
Sales and marketing	62,376	64,210	127,650	150,854
General and administrative	29,714	33,200	57,723	59,032
Total operating expenses	156,224	174,833	309,269	368,147
Operating income (loss)	(31,575)	(61,224)	68,840	(13,131)
Other income (expense), net
Interest income	1,911	1,973	3,260	3,834
Interest expense	(104)	(109)	(220)	(219)
Other income (expense), net	(1,361)	193	(941)	(5,836)
Total other income (expense), net	446	2,057	2,099	(2,221)
Income (loss) before provision for (benefit from) income taxes	(31,129)	(59,167)	70,939	(15,352)
Provision for (benefit from) income taxes	(2,243)	10,977	6,027	4,555
Net income (loss)	$(28,886)	$(70,144)	$64,912	$(19,907)

Earnings (loss) per share:
Basic	$(0.24)	$(0.58)	$0.54	$(0.16)
Diluted	$(0.24)	$(0.58)	$0.52	$(0.16)

Weighted-average shares used in computing earnings (loss) per share:
Basic	120,209,712	119,919,163	120,349,630	120,995,375
Diluted	120,209,712	119,919,163	123,651,309	120,995,375

Total comprehensive income (loss)
Net income (loss)	(28,886)	(70,144)	64,912	(19,907)
Change in foreign currency translation adjustment	(1,763)	656	(28)	(460)
Net unrealized loss on marketable securities	(59)	(33)	(42)	(117)
Comprehensive income (loss)	$(30,708)	$(69,521)	$64,842	$(20,484)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Total stockholders' equity, beginning balances	$443,326	$469,127	$355,225	$428,620

Common stock
Beginning balances	$124	$125	$123	$123
Issuance of common stock pursuant to equity incentive plans	1	2	4	4
Retirement of treasury stock	(2)	(3)	(4)	(3)
Ending balances	$123	$124	$123	$124

Additional paid-in capital
Beginning balances	$505,709	$521,121	$502,775	$498,245
Issuance of common stock pursuant to equity incentive plans	1,905	242	15,134	2,650
Retirement of treasury stock	(36,152)	(36,803)	(61,639)	(41,669)
Stock-based compensation expense	14,864	23,245	30,056	48,579
Ending balances	$486,326	$507,805	$486,326	$507,805

Treasury stock
Beginning balances	$(47,782)	$(48,504)	$(37,398)	$(17,096)
Retirement of treasury stock	36,155	36,806	61,644	41,672
Repurchase of common stock, including excise tax and commission	(39,970)	(33,033)	(64,970)	(60,264)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(5,056)	(7,203)	(15,929)	(16,246)
Ending balances	$(56,653)	$(51,934)	$(56,653)	$(51,934)

Accumulated deficit
Beginning balances	$(18,280)	$(697)	$(112,078)	$(50,934)
Net income (loss)	(28,886)	(70,144)	64,912	(19,907)
Ending balances	$(47,166)	$(70,841)	$(47,166)	$(70,841)

Accumulated other comprehensive income (loss)
Beginning balances	$3,555	$(2,918)	$1,803	$(1,718)
Change in foreign currency translation adjustment	(1,763)	656	(28)	(460)
Unrealized loss on investments	(59)	(33)	$(42)	$(117)
Ending balances	$1,733	$(2,295)	$1,733	$(2,295)

Total stockholders' equity, ending balances	$384,363	$382,859	$384,363	$382,859

Common stock shares:
Beginning balances	123,866,176	124,729,283	122,881,915	123,046,510
Issuance of common stock pursuant to equity incentive plans	1,102,431	1,573,594	4,013,970	3,677,577
Retirement of treasury stock	(2,143,768)	(2,542,709)	(4,071,046)	(2,963,919)
Ending balances	122,824,839	123,760,168	122,824,839	123,760,168

Treasury stock shares:
Beginning balances	(3,005,292)	(3,404,233)	(2,788,802)	(1,282,734)
Retirement of treasury stock	2,143,768	2,542,709	4,071,046	2,963,919
Repurchase of common stock	(2,526,616)	(2,282,549)	(4,014,842)	(4,167,203)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(310,346)	(548,209)	(965,888)	(1,206,264)
Ending balances	(3,698,486)	(3,692,282)	(3,698,486)	(3,692,282)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	March 28, 2026	March 29, 2025
Cash flows from operating activities
Net income (loss)	$64,912	$(19,907)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	30,056	45,436
Depreciation and amortization	25,862	32,778
Restructuring and other charges	848	4,889
Provision for excess and obsolete inventory	343	(143)
Deferred income taxes	72	997
Other	4,402	1,528
Foreign currency transaction loss (gain)	1,222	(72)
Changes in operating assets and liabilities:
Accounts receivable	(31,660)	4,702
Inventories	9,837	92,615
Other assets	4,796	1,328
Accounts payable and accrued expenses	(33,297)	(83,634)
Accrued compensation	3,522	10,456
Deferred revenue	16,993	(257)
Other liabilities	25	5,791
Net cash provided by operating activities	97,933	96,507
Cash flows from investing activities
Purchases of marketable securities	(25,219)	(25,900)
Purchases of property and equipment	(10,734)	(18,662)
Maturities of marketable securities	29,140	27,400
Net cash used in investing activities	(6,813)	(17,162)
Cash flows from financing activities
Payments for repurchase of common stock	(65,121)	(60,602)
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(15,929)	(16,246)
Proceeds from exercise of stock options	15,138	2,654
Payments for debt issuance costs	(780)	—
Net cash used in financing activities	(66,692)	(74,194)
Effect of exchange rate changes on cash and cash equivalents	1,060	(1,725)
Net increase in cash and cash equivalents	25,488	3,426
Cash and cash equivalents
Beginning of period	174,668	169,732
End of period	$200,156	$173,158
Supplemental disclosure
Cash paid for interest	$123	$126
Cash paid for taxes, net of refunds	$3,346	$16,493
Cash paid for amounts included in the measurement of lease liabilities, net of tenant improvement reimbursements received	$4,473	$1,149
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$4,588	$1,311
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,829	$1,491
Excise tax on share repurchases, accrued but not paid	$130	$264
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three and six months ended March 28, 2026, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. The six months ended March 28, 2026 and March 29, 2025, spanned 26 weeks each. As used in this Quarterly Report on Form 10-Q, "fiscal 2026" refers to the fiscal year ending October 3, 2026, "fiscal 2025" refers to the fiscal year ended September 27, 2025, and "fiscal 2024" refers to the fiscal year ended September 28, 2024.
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
Significant expenses within net income (loss) include cost of revenue, research and development, sales and marketing, and general and administrative, which are each separately presented on the Company’s condensed consolidated statements of operations and comprehensive income. Other segment items include interest income, interest expense, other income (expense), and provision for (benefit

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
from) income taxes, which are also each separately presented on the Company’s condensed consolidated statements of operations and comprehensive income (loss). The CODM does not evaluate segment performance or allocate resources using asset information.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This update includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments will be effective for the Company's fiscal year ending October 3, 2026. The Company expects adoption of ASU 2023-09 to result in expanded income tax disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.
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
The following table summarizes cash, cash equivalents and marketable securities by investment category as of March 28, 2026 and September 27, 2025:

	March 28, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$96,487	$—	$—	$96,487	$96,487	$—
Level 1:
Money market funds	103,669	—	—	103,669	103,669	—
Subtotal	103,669	—	—	103,669	103,669	—
Level 2:
U.S. Treasury securities	48,916	13	(32)	48,897	—	48,897
Subtotal	48,916	13	(32)	48,897	—	48,897
Total	$249,072	$13	$(32)	$249,053	$200,156	$48,897

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
Marketable securities
As of March 28, 2026, the Company held no securities with original maturities exceeding one year. There were no realized gains or losses on sales of marketable securities during the three and six months ended March 28, 2026.
For securities in an unrealized loss position, the Company does not intend to sell the securities, and it is more-likely-than-not that it will not be required to sell before recovery of their amortized cost basis. The Company evaluated whether the decline in fair value resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of the securities and were due primarily to changes in interest rates and market conditions of the underlying securities. Accordingly, an allowance for credit losses was deemed unnecessary for these securities as of March 28, 2026.
Accrued interest receivable related to our marketable securities was insignificant as of March 28, 2026. No accrued interest receivables were written off during the three and six months ended March 28, 2026.
4. Revenue and Geographic Information
Disaggregation of revenue
Revenue includes the applicable service revenue for unspecified software upgrades and cloud-based services attributable to each region and is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
(In thousands)
Americas	$180,608	$176,802	$509,485	$501,385
Europe, Middle East and Africa ("EMEA")	83,161	68,785	272,602	266,397
Asia Pacific ("APAC")	17,757	14,169	45,102	42,831
Total revenue	$281,526	$259,756	$827,189	$810,613

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Revenue includes the applicable service revenue for unspecified software upgrades and cloud-based services attributable to each country and is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
(In thousands)
United States	$171,277	$167,102	$476,301	$461,732
Other countries	110,249	92,654	350,888	348,881
Total revenue	$281,526	$259,756	$827,189	$810,613
Revenue by product category also includes the applicable service revenue for unspecified software upgrades and cloud-based services attributable to each product category and is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
(In thousands)
Sonos speakers	$210,018	$194,519	$669,258	$661,661
Sonos system products	52,411	50,540	117,469	110,814
Partner products and other revenue	19,097	14,697	40,462	38,138
Total revenue	$281,526	$259,756	$827,189	$810,613
5. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consist of the following:

	March 28, 2026	September 27, 2025
(In thousands)
Accounts receivable	$139,089	$131,945
Allowance for credit losses	(3,433)	(2,900)
Allowance for sales incentives	(40,145)	(63,198)
Accounts receivable, net of allowances	$95,511	$65,847
Inventories
Inventories consist of the following:

	March 28, 2026	September 27, 2025
(In thousands)
Finished goods	$144,238	$153,485
Component parts	16,602	17,535
Inventories	$160,840	$171,020
As of March 28, 2026 and September 27, 2025, the Company's reserves for excess and obsolete inventory were $40.5 million and $41.2 million, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Property and equipment
Property and equipment net of accumulated depreciation were as follows:

	March 28, 2026	September 27, 2025
(In thousands)
Property and equipment	$279,069	$269,938
Less: accumulated depreciation	(216,031)	(197,661)
Property and equipment, net	$63,038	$72,277
Intangible assets
The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	March 28, 2026
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life (In years)
(In thousands, except weighted-average remaining life)
Trade name	$451	$(304)	$12	$159	2.00
Technology-based	94,419	(26,837)	-	67,582	5.25
Total intangible assets	$94,870	$(27,141)	$12	$67,741	5.24

	September 27, 2025
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life (In years)
(In thousands, except weighted-average remaining life)
Trade name	$451	$(264)	$16	$203	2.50
Technology-based	94,419	(19,266)	-	75,153	5.73
Total intangible assets	$94,870	$(19,530)	$16	$75,356	5.73
The following table summarizes the estimated future amortization expense of the Company's intangible assets as of March 28, 2026:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2026	$5,972
2027	13,568
2028	13,450
2029	12,453
2030	10,539
2031 and thereafter	11,759
Total future amortization expense	$67,741
Cloud computing arrangements
Capitalized costs to implement cloud computing arrangements net of accumulated amortization are reported as a component of other noncurrent assets on the Company's condensed consolidated balance sheets and were as follows:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	March 28, 2026	September 27, 2025
(In thousands)
Cloud computing implementation costs	$27,411	$27,411
Less: accumulated amortization	(15,434)	(13,320)
Cloud computing implementation costs, net	$11,977	$14,091
Amortization expense for implementation costs for cloud-based computing arrangements for the three months ended March 28, 2026 and March 29, 2025, were $1.1 million and $0.9 million, respectively. Amortization expense for implementation costs for cloud-based computing arrangements for the six months ended March 28, 2026 and March 29, 2025, were $2.1 million and $1.7 million, respectively.
Accrued expenses
Accrued expenses included the following:

	March 28, 2026	September 27, 2025
(In thousands)
Accrued inventory and supply chain costs	$33,442	$37,780
Accrued general and administrative expenses	10,834	8,923
Accrued advertising and marketing	8,232	12,429
Accrued taxes	6,255	10,133
Accrued product development	3,543	5,912
Other accrued payables	4,430	3,917
Total accrued expenses	$66,736	$79,094
Deferred revenue
Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets and include revenue allocated to unspecified software upgrades and cloud-based services, as well as current deferred revenue related to newly launched products sold to resellers not recognized as revenue until reaching the date of general availability.
The following table presents the changes in the Company’s deferred revenue:

	Six Months Ended
	March 28, 2026	March 29, 2025
(In thousands)
Deferred revenue, beginning of period	$81,225	$82,877
Recognition of revenue included in beginning of period deferred revenue	(11,186)	(12,229)
Revenue deferred, net of revenue recognized on contracts in the respective period(1)	27,894	10,842
Deferred revenue, end of period	$97,933	$81,490
(1)Deferred revenue included amounts related to newly launched products sold to resellers for which revenue is deferred until the products reach general availability, which contributed to the increase during the period.
The Company expects the following recognition of deferred revenue as of March 28, 2026:

	For the fiscal years ending
	Remainder of 2026	2027	2028	2029	2030 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$28,494	$19,878	$16,769	$13,214	$19,578	$97,933

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Other current liabilities
Other current liabilities consist of the following:

	March 28, 2026	September 27, 2025
(In thousands)
Reserve for returns	$22,600	$20,383
Warranty liability	9,968	10,002
Short-term operating lease liabilities	6,880	6,335
Other	8,926	9,387
Total other current liabilities	$48,374	$46,107
The following table presents the changes in the Company’s warranty liability:

	March 28, 2026	March 29, 2025
(In thousands)
Warranty liability, beginning of period	$10,002	$10,565
Provision for warranties issued during the period	4,575	7,428
Settlements of warranty claims during the period	(4,609)	(8,019)
Warranty liability, end of period	$9,968	$9,974
6. Debt
On October 13, 2021, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") which was amended in October 2025 (“Amendment No. 2") with JPMorgan Chase Bank, N.A., KeyBank National Association and Goldman Sachs Bank USA. Amendment No. 2 provides for (i) a five-year senior secured revolving credit facility in the amount of up to $80.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (SOFR plus an applicable margin). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of March 28, 2026, the Company did not have any outstanding borrowings and had $2.4 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
The Company's obligations under the Revolving Credit Agreement are secured by substantially all of its assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of March 28, 2026, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.
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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
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
On August 8, 2022, Google filed two complaints with the ITC against the Company and two counterpart lawsuits in the Northern District of California against the Company, collectively alleging infringement by the Company of seven Google patents generally related to wireless charging, device setup, and voice control, and seeking monetary damages and other non-monetary relief. The counterpart lawsuits are stayed pending completion of the ITC investigations. In the first ITC investigation, the ITC terminated the investigation as to one Google patent as a result of the expiration of that Google patent and determined the other two Google patents to be invalid as indefinite, thus concluding the first investigation. Google has appealed this first ITC determination. The Company has also initiated Inter Partes Reviews at the U.S. Patent and Trademark Office ("USPTO") against these two remaining Google patents, which resulted in the USPTO invalidating these two Google patents. Google has appealed this determination, which is awaiting a decision. The second ITC investigation concluded in December 2023 with a final determination of no violation by the Company. Google did not appeal this determination.
Implicit
On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit asserted that the Company has infringed on certain claims of two patents in this case. The Company denied the allegations. The claims at issue have been held unpatentable by the USPTO. Implicit appealed this ruling, but on March 9, 2026, the Federal Circuit rejected Implicit's appeal and affirmed the PTO's ruling. Implicit has filed for en banc review of the adverse appellate ruling. Accordingly, no range of loss associated with this matter is probable as of March 28, 2026.
The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.
On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were invalid. To date, the Company has paid approximately $40 million in IEEPA-related tariffs that may now be recoverable. Due to uncertainties regarding the timing and ultimate receipt of these funds, no receivable has been recorded. The Company will recognize any recoveries as a reduction to cost of revenue in the period they become realized or realizable.
8. Stockholders' Equity
On February 24, 2025, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $150.0 million. During the six months ended March 28, 2026, the Company repurchased 4,014,842 shares for an aggregate purchase price of $64.8 million and at an average price of $16.14 per share under the repurchase program. Aggregate purchase price and average price per share exclude commission and excise tax. As of March 28, 2026, the Company had $64.8 million available for share repurchases under the share repurchase program. The Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the condensed consolidated statements of equity.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Treasury stock during the six months ended March 28, 2026, included 965,888 shares withheld to satisfy employees' tax withholding requirements in connection with vesting of stock awards. Additionally, during the six months ended March 28, 2026, the Company retired 4,071,046 shares of treasury stock.
9. Stock-based Compensation
2018 Equity Incentive Plan
In July 2018, the Board adopted the 2018 Equity Incentive Plan (the "2018 Plan").
Stock options
The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 27, 2025	5,544,885	$14.28	1.5	$5,850
Exercised	(1,065,505)	$14.21
Forfeited / expired	(25,342)	$14.79
Outstanding at March 28, 2026	4,454,038	$14.29	1.1	$322
As of March 28, 2026 and September 27, 2025, all outstanding stock options have vested and the Company had no unrecognized stock-based compensation expense related to stock options.
Restricted stock units ("RSU")
Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 27, 2025	8,777,387	$12.96	$134,294
Granted	2,166,007	$16.40
Released	(2,924,689)	$13.49
Forfeited	(411,141)	$13.32
Outstanding at March 28, 2026	7,607,564	$13.72	$96,616
As of March 28, 2026 and September 27, 2025, the Company had $77.0 million and $78.1 million of unrecognized stock-based compensation expense related to RSUs, which are expected to be recognized over weighted-average periods of 2.4 years and 2.3 years, respectively.
Performance stock units ("PSU")
Pursuant to the 2018 Plan, the Company grants PSUs that vest based on both service and performance conditions. PSUs are granted at a target number of units, with the actual number of shares earned at the end of the performance period ranging above or below target based on the level of achievement of specified performance goals.
Beginning in fiscal 2026, PSU awards may include a combination of financial performance metrics and market-based conditions, such as relative total shareholder return ("TSR"). For awards with market-based conditions, grant-date fair value reflects the impact of those conditions and is estimated using a Monte Carlo simulation model.
Compensation expense for PSUs with market-based conditions is recognized over the requisite service period regardless of whether the market condition is ultimately achieved, provided the service condition is satisfied. Compensation expense for PSUs with only

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
performance conditions is recognized based on the probability of achieving the specified performance goals, with cumulative adjustments recorded to reflect changes in expected achievement, and ultimately reflects the number of awards that vest based on actual performance.
The following table summarizes the weighted-average assumptions used in calculating compensation expense of the Company’s PSUs with market-based conditions:

March 28, 2026
Remaining performance period at grant date	2.23
Volatility	44.51%
Risk-free rate	3.48%
Fair value	$22.67
The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 27, 2025	480,538	$14.11	$7,352
Granted	750,670	$19.00
Released	(23,776)	$12.23
Performance adjustments	(24,518)	$18.65
Outstanding at March 28, 2026	1,182,914	$17.16	$15,023
As of March 28, 2026 and September 27, 2025, the Company had $15.4 million and $3.3 million of unrecognized stock-based compensation expense related to PSUs, which are expected to be recognized over weighted-average periods of 1.6 years and 1.3 years, respectively.
Stock-based compensation
Total stock-based compensation expense by functional category was as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
(In thousands)
Cost of revenue	$1,125	$1,606	$2,452	$2,955
Research and development	5,471	8,557	11,960	21,872
Sales and marketing	2,763	4,027	5,608	9,659
General and administrative	5,505	9,055	10,036	14,093
Total stock-based compensation expense	$14,864	$23,245	$30,056	$48,579
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
The Company recorded an income tax benefit of $2.2 million and an income tax provision of $11.0 million for the three months ended March 28, 2026 and March 29, 2025, respectively, related to U.S. and non-U.S. income taxes. The Company recorded income tax provisions of $6.0 million and $4.6 million for the six months ended March 28, 2026 and March 29, 2025, respectively, related to U.S. and non-U.S. income taxes. The effective tax rate for the three months ended March 28, 2026 was favorably impacted by provisions of the One

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Big Beautiful Bill Act ("OBBBA"), including the repeal of the requirement to capitalize and amortize specified domestic research and experimental expenditures under Section 174 of the U.S. Internal Revenue Code. This resulted in a reduction in the Company’s U.S. current tax expense with no impact to deferred tax expense as a result of the full valuation allowance maintained against the Company’s net U.S. deferred tax assets. The tax provision for the three months ended March 29, 2025 primarily resulted from the application of a negative annual effective tax rate to year-to-date U.S. pre-tax loss for the quarter, which was driven in part by the capitalization of research and experimental expenditures under Section 174 and the valuation allowance maintained against U.S. deferred tax assets.
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
For the six months ended March 28, 2026, the Company concluded that a full valuation allowance on its deferred tax assets in the U.S. continued to be appropriate considering cumulative pre-tax losses in recent years and uncertainty with respect to future taxable income. Release of the valuation allowance in the U.S. would result in a benefit to the income tax provision in the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S.
11. Earnings (Loss) Per Share
Earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted earnings (loss) per share adjusts the basic earnings (loss) per share and the

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock awards, using the treasury stock method.
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
(In thousands, except share and per share data)
Numerator:
Net income (loss) - basic and diluted	$(28,886)	$(70,144)	$64,912	$(19,907)
Denominator:
Weighted-average shares of common stock—basic	120,209,712	119,919,163	120,349,630	120,995,375
Effect of potentially dilutive stock options	—	—	606,949	—
Effect of RSUs	—	—	2,454,697	—
Effect of PSUs	—	—	240,033	—
Weighted-average shares of common stock—diluted	120,209,712	119,919,163	123,651,309	120,995,375
Earnings (loss) per share:
Basic	$(0.24)	$(0.58)	$0.54	$(0.16)
Diluted	$(0.24)	$(0.58)	$0.52	$(0.16)
The following shares were excluded from the computation of diluted net earnings (loss) per share because their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Stock options to purchase common stock	4,519,252	6,713,001	4,224,300	6,841,022
Restricted stock units	8,083,433	13,555,418	5,880,331	14,659,903
Performance stock units	614,371	71,790	246,391	44,188
Total	13,217,056	20,340,209	10,351,022	21,545,113
12. Retirement Plans
The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended. The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $2.0 million for the three months ended March 28, 2026 and March 29, 2025, respectively. The Company's matching contributions totaled $4.1 million and $4.3 million for the six months ended March 28, 2026 and March 29, 2025, respectively.

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
We are building on the strong foundation established during our transformational year in fiscal 2025. With Tom Conrad now in place as our Chief Executive Officer we are well-positioned to continue building upon the improvements we have made to our software products and operational efficiency. Under Mr. Conrad's direction, we have restored our software with reliability now exceeding historical levels, reorganized our operations to improve our efficiency and effectiveness and recommitted to delivering the kind of premium experience our customers expect. We recommitted to new product introductions, including the announcement of Amp Multi in January 2026, followed by Sonos Play™ and Sonos Era 100™ SL in March 2026. With every new product, software feature and integration, the Sonos platform becomes more powerful, provides greater value to our customers, and further strengthens as the differentiated system for connected home audio. Additionally, we are refining our go-to-market strategy around a full-funnel brand architecture designed to align our long-term brand narrative with a consistent messaging system.
Our cost transformation initiative, which began in fiscal 2024, has delivered meaningful results. The organizational restructuring we completed—including workforce reductions of 6% in August 2024 and 12% in February 2025—has created a more streamlined, agile organization. We remain focused on transformation efforts to continually improve both our operational efficiency and effectiveness. Additionally, during the third quarter of fiscal 2025, we began the process of exiting a partnership with one of our contract manufacturers to consolidate and improve supply chain efficiency. We completed the operational exit with minimal disruption to our business during the second quarter of fiscal 2026. We continue to maintain diversified contract manufacturing partnerships.
Macroeconomic Conditions and Other Factors Affecting our Business
Our business has been, and may continue to be, adversely impacted by the potential expansion of tariffs on goods imported into the U.S., as well as any retaliatory tariffs or policies enacted in other countries or any "trade wars." In addition, we have been and may continue to be affected by the increases in demand for memory chips and other components caused by the build out of new AI technologies and data centers. We also face global macroeconomic challenges such as inflation, ongoing geopolitical conflicts, uncertainty in the financial markets, volatility in exchange rates, and low or negative growth in certain regions.
Global economic and political conditions and uncertainties, as well as global trade tensions and memory supply constraints, have caused and may continue to cause volatility in demand for our products as well as cost of materials and logistics, and as a result may impact our results of operations. We are continuing to evaluate and implement mitigating actions, including evaluating our pricing strategy across the portfolio and new product pipeline, taking measures to manage our expenses and contain costs, leveraging our supply chain flexibility, inventory management and engineering optimization.
For additional information, see Part II, Item 1A "Risk Factors."
Seasonality
Historically, we have typically experienced the highest levels of revenue in the first fiscal quarter of the year coinciding with the holiday shopping season and our promotional activities.
Key Metrics
We use the following key metrics, including measures presented in our condensed consolidated financial statements, to evaluate our business, measure our performance, identify trends affecting our business and assist us in making operational and strategic decisions. Our key metrics are total revenue, products sold, Adjusted EBITDA, and Adjusted EBITDA margin. The most directly comparable financial measure calculated under U.S. GAAP for Adjusted EBITDA is net income (loss). The most directly comparable financial measure calculated under U.S. GAAP for Adjusted EBITDA margin is net income (loss) margin.

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
(In thousands, except percentages)
Total revenue	$281,526	$259,756	$827,189	$810,613
Products sold	788	768	2,581	2,618
Net income (loss)	$(28,886)	$(70,144)	64,912	(19,907)
Net income (loss) margin(1)	(10.3)%	(27.0)%	7.8%	(2.5)%
Adjusted EBITDA(2)	$1,717	$(826)	133,856	90,347
Adjusted EBITDA margin(2)	0.6%	(0.3)%	16.2%	11.1%
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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
(In thousands, except percentages)
Net income (loss)	$(28,886)	$(70,144)	$64,912	$(19,907)
Add (deduct):
Depreciation and amortization	11,841	15,167	25,862	32,778
Stock-based compensation expense	14,864	20,102	30,056	45,436
Interest income	(1,911)	(1,973)	(3,260)	(3,834)
Interest expense	104	109	220	219
Other (income) expense, net	1,361	(193)	941	5,836
Provision for (benefit from) income taxes	(2,243)	10,977	6,027	4,555
Legal and transaction related costs(1)	3,523	1,429	6,034	1,624
Restructuring and other charges(2)(3)	3,064	23,700	3,064	23,640
Adjusted EBITDA	$1,717	$(826)	$133,856	$90,347
Revenue	$281,526	$259,756	$827,189	$810,613
Net income (loss) margin	(10.3)%	(27.0)%	7.8%	(2.5)%
Adjusted EBITDA margin	0.6%	(0.3)%	16.2%	11.1%
(1)Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google, which we do not consider representative of our underlying operating performance.
(2)Restructuring and other charges for the three and six months ended March 28, 2026, include costs associated with non-recurring organizational changes driven by new leadership, charges related to the partial abandonment of office space in support of operational efficiencies, and costs associated with exiting a partnership with one of our contract manufacturers to consolidate and improve supply chain efficiency.
(3)Restructuring and other charges for the three and six months ended March 29, 2025 primarily reflect costs associated with our cost transformation initiative including the 2025 restructuring plan and rationalization of our product roadmap, as well as non-recurring CEO transition costs related to modifications to equity awards.

Results of Operations
Comparison of the three and six months ended March 28, 2026 and March 29, 2025
Revenue by Product
Comparison of the three and six months ended March 28, 2026 and March 29, 2025

	Three Months Ended		Change		Six Months Ended		Change
	March 28, 2026	March 29, 2025	$	%	March 28, 2026	March 29, 2025	$	%
(In thousands)
Sonos speakers	$210,018	$194,519	$15,499	8.0%	$669,258	$661,661	$7,597	1.1%
% of total revenue	74.6%	74.9%			80.9%	81.6%
Sonos system products	52,411	50,540	1,871	3.7	117,469	110,814	6,655	6.0
% of total revenue	18.6%	19.5%			14.2%	13.7%
Partner products and other revenue	19,097	14,697	4,400	29.9	40,462	38,138	2,324	6.1
% of total revenue	6.8%	5.7%			4.9%	4.7%
Total revenue	$281,526	$259,756	$21,770	8.4%	$827,189	$810,613	$16,576	2.0%
Volume data (products sold in thousands)			Units	%			Units	%
Total products sold	788	768	20	2.6%	2,581	2,618	(37)	(1.4)%
We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from Partner products and other revenue sources, such as architectural speakers from our Sonance partnership, accessories such as speaker stands and wall mounts, professional services, licensing, and advertising revenue.
Total revenue increased $21.8 million, or 8.4%, for the three months ended March 28, 2026 compared to the three months ended March 29, 2025, due to favorability from foreign exchange rates and continued strength in Era 100.
Sonos speakers revenue represented 74.6% of total revenue for the three months ended March 28, 2026 and increased 8.0 % compared to the three months ended March 29, 2025, primarily driven by Era 100 and Beam. Sonos system products represented 18.6% of total revenue for the three months ended March 28, 2026 and increased 3.7% compared to the three months ended March 29, 2025. Partner products and other revenue represented 6.8% of total revenue for the three months ended March 28, 2026 and increased 29.9% compared to the three months ended March 29, 2025.
The volume of products sold increased 2.6 % for the three months ended March 28, 2026 compared to the three months ended March 29, 2025. Revenue growth exceeded volume growth primarily due to favorable foreign exchange rates, which benefited revenue but did not affect volume, and the impact of pricing actions.
Total revenue increased $16.6 million, or 2.0%, for the six months ended March 28, 2026 compared to the six months ended March 29, 2025, primarily due to favorability from foreign exchange rates and continued strength in Era 100, partially offset by softer demand due to market conditions.
Sonos speakers revenue represented 80.9% of total revenue for the six months ended March 28, 2026 and increased 1.1% compared to the six months ended March 29, 2025, primarily driven by Arc Ultra and Era 100, partially offset by declines in Arc and Sub. Sonos system products represented 14.2% of total revenue for the six months ended March 28, 2026 and increased 6.0% compared to the six months ended March 29, 2025, due to higher sales to our installed solutions channel. Partner products and other revenue represented 4.9% of total revenue for the six months ended March 28, 2026 and increased 6.1% compared to the six months ended March 29, 2025.
The volume of products sold decreased 1.4% for the six months ended March 28, 2026 compared to the six months ended March 29, 2025. Revenue grew while volume declined, primarily due to favorable foreign exchange rates, which benefited revenue but did not impact volume, and the impact of pricing actions.

Revenue by Region
The following table presents the change in revenue for the three and six months ended March 28, 2026 compared with the three and six months ended March 29, 2025:

	Three Months Ended March 28, 2026		Six Months Ended March 28, 2026
	Change (%)	Constant Currency Change (%)(1)	Change (%)	Constant Currency Change (%)(1)
Americas	2.2%	1.3%	1.6%	1.2%
EMEA	20.9%	9.1%	2.3%	(5.6)%
APAC	25.3%	18.1%	5.3%	3.4%
Total revenue	8.4%	4.3%	2.0%	(0.9)%
(1)Constant currency is a financial measure that is not calculated in accordance with U.S. GAAP. For additional information, see the section titled "Non-GAAP Financial Measures" above.
Cost of Revenue and Gross Profit
Comparison of the three and six months ended March 28, 2026 and March 29, 2025

	Three Months Ended		Change		Six Months Ended		Change
	March 28, 2026	March 29, 2025	$	%	March 28, 2026	March 29, 2025	$	%
(In thousands, except percentages)
Cost of revenue	$156,877	$146,147	$10,730	7.3%	$449,080	$455,597	$(6,517)	(1.4)%
Gross profit	$124,649	$113,609	$11,040	9.7%	$378,109	$355,016	$23,093	6.5%
Gross margin	44.3%	43.7%			45.7%	43.8%
Cost of Revenue
Cost of revenue consists of product costs, including costs of our contract manufacturers for production, components, shipping and handling, tariffs, duty costs, warranty replacement costs, packaging, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, hosting costs, and excess and obsolete inventory write-downs. It also includes licensing costs, such as royalties to third parties, and amortization attributable to acquired developed technology. In addition, we attribute certain costs to cost of revenue related to management and facilities, personnel-related expenses, and supply chain logistic costs. Personnel-related expenses consist of salaries, bonuses, benefits, and stock-based compensation expenses.
Cost of revenue increased $10.7 million, or 7.3%, for the three months ended March 28, 2026 compared to the three months ended March 29, 2025, primarily due to tariff expenses and higher memory costs, partially offset by a decrease in product and material costs.
Cost of revenue decreased $6.5 million, or 1.4%, for the six months ended March 28, 2026 compared to the six months ended March 29, 2025, primarily due to a decrease in product and material costs and fewer inventory-related write-downs, partially offset by increased tariff expenses and higher memory costs.
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
Gross margin increased 60 basis points for the three months ended March 28, 2026 compared to the three months ended March 29, 2025, primarily due to foreign exchange rate favorability, the net impact of pricing changes, and a decrease in product and material costs, partially offset by tariff expenses and higher memory costs.

Gross margin increased 190 basis points for the six months ended March 28, 2026 compared to the six months ended March 29, 2025, primarily due to a decrease in product and material costs, foreign exchange rate favorability, a decrease in inventory-related write-downs, and the net impact of pricing changes, partially offset by tariff expenses, higher memory costs, and unfavorable product mix.
Operating Expenses
Comparison of the three and six months ended March 28, 2026 and March 29, 2025

	Three Months Ended		Change		Six Months Ended		Change
	March 28, 2026	March 29, 2025	$	%	March 28, 2026	March 29, 2025	$	%
(Dollars in thousands)
Research and development	$64,134	$77,423	$(13,289)	(17.2)%	$123,896	$158,261	$(34,365)	(21.7)%
Less restructuring and other charges(1)(2)	857	12,766	(11,909)	(93.3)	857	12,706	(11,849)	(93.3)
Research and development, net of restructuring and other charges	$63,277	$64,657	$(1,380)	(2.1)%	$123,039	$145,555	$(22,516)	(15.5)%

Sales and marketing	$62,376	$64,210	$(1,834)	(2.9)%	$127,650	$150,854	$(23,204)	(15.4)%
Less restructuring and other charges(1)(2)	1,453	2,792	(1,339)	(48.0)	1,453	2,792	(1,339)	(48.0)%
Sales and marketing, net of restructuring and other charges	$60,923	$61,418	$(495)	(0.8)%	$126,197	$148,062	$(21,865)	(14.8)%

General and administrative	$29,714	$33,200	$(3,486)	(10.5)%	$57,723	$59,032	$(1,309)	(2.2)%
Less restructuring and other charges(1)(2)	90	4,207	(4,117)	(97.9)	90	4,207	(4,117)	(97.9)%
General and administrative, net of restructuring and other charges	$29,624	$28,993	$631	2.2%	$57,633	$54,825	$2,808	5.1%

Operating expenses	$156,224	$174,833	$(18,609)	(10.6)%	$309,269	$368,147	$(58,878)	(16.0)%
Less restructuring and other charges(1)(2)	2,400	19,765	(17,365)	(87.9)	2,400	19,705	(17,305)	(87.8)
Operating expenses, net of restructuring and other charges	$153,824	$155,068	$(1,244)	(0.8)%	$306,869	$348,442	$(41,573)	(11.9)%
(1)Restructuring and other charges for the three and six months ended March 28, 2026, include costs associated with non-recurring organizational changes driven by new leadership, charges related to the partial abandonment of office space in support of operational efficiencies, and costs associated with exiting a partnership with one of our contract manufacturers to consolidate and improve supply chain efficiency.
(2)Restructuring and other charges for the three and six months ended March 29, 2025 primarily reflect costs associated with our cost transformation initiative including the 2025 restructuring plan and rationalization of our product roadmap, as well as non-recurring CEO transition costs related to modifications to equity awards.
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

Research and development expenses, excluding restructuring and other charges, decreased $1.4 million, or 2.1%, for the three months ended March 28, 2026, compared to the three months ended March 29, 2025. This decrease was primarily driven by lower stock-based compensation related to timing of grants as well as favorable comparison to one time retention grants for key personnel in the prior year.
Research and development expenses, excluding restructuring and other charges, decreased $22.5 million, or 15.5%, for the six months ended March 28, 2026, compared to the six months ended March 29, 2025. This decrease was primarily driven by lower headcount and our reorganization efforts.
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and marketing activity for our products and personnel-related expenses, maintenance and repair expenses for our product displays, as well as depreciation, customer experience expenses, revenue related sales fees from our direct-to-consumer and installer solution sales channels, and related overhead costs.
Sales and marketing expenses, excluding restructuring and other charges, decreased $0.5 million, or 0.8%, for the three months ended March 28, 2026, compared to the three months ended March 29, 2025. This decrease was primarily driven by ongoing savings efforts associated with cost transformation initiatives, offset by costs associated with announced product launches.
Sales and marketing expenses, excluding restructuring and other charges, decreased $21.9 million, or 14.8%, for the six months ended March 28, 2026, compared to the six months ended March 29, 2025. This decrease was primarily driven by ongoing savings as a result of our cost transformation journey, lower marketing costs due to the timing of our launch of Arc Ultra in October 2024, and lower personnel-related costs due to lower headcount.
General and Administrative
General and administrative expenses consist of administrative personnel-related expenses for our information technology, finance, legal, human resources, and similar personnel, as well as the costs of professional services, information technology, litigation, patents, related overhead, and other administrative expenses.
General and administrative expenses, excluding restructuring and other charges, increased $0.6 million, or 2.2%, for the three months ended March 28, 2026, compared to the three months ended March 29, 2025. This increase was primarily driven by legal fees mainly related to our IP litigation, offset by lower stock-based compensation mainly due to timing of grants.
General and administrative expenses, excluding restructuring and other charges, increased $2.8 million, or 5.1%, for the six months ended March 28, 2026, compared to the six months ended March 29, 2025. This increase was primarily driven by an increase in legal fees mainly related to our IP litigation, partially offset by lower personnel-related costs due to lower headcount.
Interest Income, Interest Expense, and Other Income (Expense), Net
Comparison of the three and six months ended March 28, 2026 and March 29, 2025

	Three Months Ended		Change		Six Months Ended		Change
	March 28, 2026	March 29, 2025	$	%	March 28, 2026	March 29, 2025	$	%
(In thousands, except percentages)
Interest income	$1,911	$1,973	$(62)	(3.1)%	$3,260	$3,834	$(574)	(15.0)%
Interest expense	(104)	(109)	5	(4.6)	(220)	(219)	(1)	0.5
Other income (expense), net	(1,361)	193	(1,554)	*	(941)	(5,836)	4,895	(83.9)
Total other income (expense), net	$446	$2,057	$(1,611)	(78.3)%	$2,099	$(2,221)	$4,320	*
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

Interest income and interest expense for the three months ended March 28, 2026 compared to the three months ended March 29, 2025, remained relatively consistent. Other income (expense), net for the three months ended March 28, 2026 compared to the three months ended March 29, 2025, increased from other income of $0.2 million for the three months ended March 29, 2025 to other expense of $1.4 million for the three months ended March 28, 2026 due to foreign currency exchange fluctuations.
Interest income for the six months ended March 28, 2026 compared to the six months ended March 29, 2025, decreased due to higher international cash balances with lower yields. Interest expense for the six months ended March 28, 2026 compared to the six months ended March 29, 2025, remained relatively consistent. Other income (expense), net for the six months ended March 28, 2026 compared to the six months ended March 29, 2025, decreased due to foreign currency exchange fluctuations.
Provision for (Benefit from) Income Taxes
Comparison of the three and six months ended March 28, 2026 and March 29, 2025

	Three Months Ended		Change		Six Months Ended		Change
	March 28, 2026	March 29, 2025	$	%	March 28, 2026	March 29, 2025	$	%
(In thousands, except percentages)
Provision for (benefit from) income taxes	$(2,243)	$10,977	$(13,220)	(120.4)%	$6,027	$4,555	$1,472	32.3%
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
We recognized an income tax benefit of $2.2 million and an income tax provision of $11.0 million for the three months ended March 28, 2026 and March 29, 2025, respectively. For the three months ended March 28, 2026, the repeal of the requirement to capitalize research and experimental expenditures under the OBBBA resulted in a reduction in the Company’s U.S. current tax expense with no impact to deferred tax expense as a result of the full valuation allowance maintained against the Company’s net U.S. deferred tax assets. The tax provision for the three months ended March 29, 2025 primarily resulted from the application of a negative annual effective tax rate to year-to-date U.S. pre-tax loss for the quarter, which was driven in part by the capitalization of research and experimental expenditures under Section 174 and the valuation allowance maintained against U.S. deferred tax assets. We recognized tax provisions of $6.0 million and $4.6 million for the six months ended March 28, 2026 and March 29, 2025, respectively. This increase was driven by a change in the prescribed U.S. GAAP method to calculate the interim income tax benefit for the period ending March 28, 2026 versus the method used to calculate the income tax provision for the period ending March 29, 2025.
Liquidity and Capital Resources
Our operations are financed primarily through cash flows from operating activities. As of March 28, 2026, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $200.2 million, including $111.2 million held by our foreign subsidiaries, marketable securities of $48.9 million, proceeds from the exercise of stock options, and borrowing capacity under the credit facility under our Revolving Credit Agreement. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of March 28, 2026, as they are intended to fund needs outside of the United States. In the event funds from foreign operations are repatriated to the United States, we may incur income or withholding taxes associated with such distributions. In addition, certain of our non-U.S. subsidiaries have the ability to repatriate funds to the United States in a tax-free manner.
As of March 28, 2026, our open purchase orders to contract manufacturers for finished goods were approximately $92 million, the majority of which are expected to be paid over the next six months. As of March 28, 2026, our expected commitments to suppliers for components were in the range of $198 million to $222 million, the majority of which is expected to be paid and/or utilized by our contract manufacturers in building finished goods within the next two years. The expected commitments are subject to change as a result of fluctuations in the demand forecast, as well as ongoing negotiations with contract manufacturers and suppliers. These commitments are related to components that can be specific to Sonos products and comprised 1) indirect obligations to third-party manufacturers and suppliers, 2) the inventory owned by contract manufacturers procured to manufacture Sonos products, and 3) purchase commitments made by contract manufacturers to their upstream suppliers.

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
Debt Obligations

On October 13, 2021, we entered into the Revolving Credit Agreement which was amended in October 2025 with JPMorgan Chase Bank, N.A., KeyBank National Association and Goldman Sachs Bank USA. Amendment No. 2 to the Revolving Credit Agreement provides for (i) a five-year senior secured revolving credit facility in the amount of up to $80.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (SOFR plus an applicable margin). We must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of March 28, 2026, we did not have any outstanding borrowings and had $2.4 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.

Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of March 28, 2026, we were in compliance with all financial covenants under the Revolving Credit Agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	March 28, 2026	March 29, 2025
(In thousands)
Net cash provided by (used in):
Operating activities	$97,933	$96,507
Investing activities	(6,813)	(17,162)
Financing activities	(66,692)	(74,194)
Effect of exchange rate changes	1,060	(1,725)
Net increase in cash and cash equivalents	$25,488	$3,426
Cash flows from operating activities
Net cash provided by operating activities of $97.9 million for the six months ended March 28, 2026, consisted of net income of $64.9 million, non-cash adjustments of $62.8 million, and an unfavorable impact of net changes in operating assets and liabilities of $29.8 million. Non-cash adjustments primarily consisted of stock-based compensation expense and depreciation and amortization. The net decrease in cash from the change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $33.3 million driven by payments for inventory purchases, and an increase in accounts receivable of $31.7 million driven by the timing of new product launches. The net decrease in cash from the change in operating assets and liabilities was partially offset by an increase in deferred revenue of $17.0 million driven by product general availability deferrals, and a decrease in inventories of $9.8 million due to seasonality.

Cash flows from investing activities
Cash used in investing activities of $6.8 million for the six months ended March 28, 2026, primarily consisted of the purchases of marketable securities of $25.2 million and purchases of property and equipment of $10.7 million mainly related to manufacturing-related tooling and test equipment to support the launch of new products, partially offset by cash provided by maturities of marketable securities of $29.1 million.
Cash flows from financing activities
Cash used in financing activities of $66.7 million for the six months ended March 28, 2026, primarily consisted of payments for repurchases of common stock of $65.1 million, and payments for repurchases of common stock related to shares withheld for tax in connection with vesting of stock awards of $15.9 million, partially offset by proceeds from the exercise of stock options of $15.1 million.
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
For the three months ended March 28, 2026 and March 29, 2025, we recognized a loss from foreign currency exchange of $1.4 million and gain of $0.2 million, respectively. For the six months ended March 28, 2026 and March 29, 2025, we recognized losses from foreign currency exchange of $0.9 million and $5.8 million, respectively. Based on transactions denominated in currencies other than the U.S. dollar as of March 28, 2026, a hypothetical adverse change of 10% would have resulted in an adverse impact on income (loss) before provision for (benefit from) income taxes of approximately $3.1 million and $12.3 million for the three and six months ended March 28, 2026.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of March 28, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control
There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended March 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are dependent on a limited number of suppliers for various key components used in our products, and we may from time to time have sole source suppliers. The cost, quality and availability of these components are essential to the successful production and sale of our products. We are subject to the risk of industry-wide shortages, price fluctuations and long lead times in the supply of these components and other materials. In particular, we have been and expect to continue to be adversely impacted by an increase in the cost of certain memory components the supply of which is currently constrained. If the supply of these components is delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. In the event we are unable to obtain components in sufficient quantities on a timely basis and on commercially reasonable terms, our ability to sell our products in order to meet market demand would be affected and could materially and adversely affect our brand, image, business prospects and operating results.
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
None.

Issuer Purchases of Equity Securities
On February 24, 2025, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $150.0 million. The following table presents information with respect to the Company's repurchase of common stock during the three months ended March 28, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
Dec 28 - Jan 24	—	$—	—	$104,648
Jan 25 - Feb 21	1,406,542	$16.28	1,406,542	$81,753
Feb 22 - Mar 28	1,120,074	$15.11	1,120,074	$64,834
Total	2,526,616		2,526,616
(1)Aggregate purchase price and average price per share exclude commission and excise tax. See Note 8. Stockholders' Equity of the Company's condensed consolidated financial statements for further information.
(2)Approximate dollar value of shares that may yet be purchased under the plans or programs does not include the impact of direct costs incurred to acquire shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
None.

Item 6. Exhibit Index

Incorporated by reference
Exhibit number	Exhibit title	Form	File no.	Exhibit	Filing date	Filed or furnished herewith
3.1	Amendment to Company's Restated Certificate of Incorporation	8-K	001-38603	3.1	3/11/2026
3.2	Amendment to Company's Restated Bylaws	8-K	001-38603	3.2	3/11/2026
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income (loss), (iv) Condensed consolidated statements of stockholders' equity, (v) Condensed consolidated statements of cash flows and (vi) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags
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

Sonos, Inc.

Date: May 4, 2026	By:	/s/ Tom Conrad
Tom Conrad

Chief Executive Officer

(Principal Executive Officer)

Date: May 4, 2026	By:	/s/ Saori Casey
Saori Casey

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)