Form 10-Q
period 2026-06-27
Sonos Inc
filed 2026-07-29
CIK 1314727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
As of July 20, 2026, the registrant had 118,293,979 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Financial statements
SONOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	As of
	June 27, 2026	September 27, 2025
Assets
Current assets:
Cash and cash equivalents	$206,894	$174,668
Marketable securities	54,132	52,858
Accounts receivable, net	117,190	65,847
Inventories	158,143	171,020
Prepaids and other current assets	55,844	39,642
Total current assets	592,203	504,035
Property and equipment, net	60,141	72,277
Operating lease right-of-use assets	42,790	45,297
Goodwill	82,854	82,854
Intangible assets, net	64,418	75,356
Deferred tax assets	10,043	10,509
Other noncurrent assets	29,672	32,950
Total assets	$882,121	$823,278

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$179,897	$184,109
Accrued expenses	87,889	79,094
Accrued compensation	31,249	21,331
Deferred revenue, current	21,989	21,771
Other current liabilities	45,775	46,107
Total current liabilities	366,799	352,412
Operating lease liabilities, noncurrent	50,192	53,288
Deferred revenue, noncurrent	58,515	59,453
Deferred tax liabilities	113	126
Other noncurrent liabilities	2,970	2,774
Total liabilities	478,589	468,053

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	121	123
Treasury stock	(46,529)	(37,398)
Additional paid-in capital	465,965	502,775
Accumulated deficit	(17,313)	(112,078)
Accumulated other comprehensive income	1,288	1,803
Total stockholders’ equity	403,532	355,225
Total liabilities and stockholders’ equity	$882,121	$823,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenue	$375,260	$344,764	$1,202,449	$1,155,376
Cost of revenue	185,950	195,040	635,030	650,637
Gross profit	189,310	149,724	567,419	504,739
Operating expenses
Research and development	67,875	59,750	191,771	218,011
Sales and marketing	59,624	62,576	187,273	213,430
General and administrative	30,277	30,327	88,001	89,357
Total operating expenses	157,776	152,653	467,045	520,798
Operating income (loss)	31,534	(2,929)	100,374	(16,059)
Other income (expense), net
Interest income	2,182	1,572	5,442	5,406
Interest expense	(110)	(117)	(330)	(336)
Other income (expense), net	695	661	(246)	(5,176)
Total other income (expense), net	2,767	2,116	4,866	(106)
Income (loss) before provision for income taxes	34,301	(813)	105,240	(16,165)
Provision for income taxes	4,448	2,566	10,475	7,121
Net income (loss)	$29,853	$(3,379)	$94,765	$(23,286)

Earnings (loss) per share:
Basic	$0.25	$(0.03)	$0.79	$(0.19)
Diluted	$0.25	$(0.03)	$0.77	$(0.19)

Weighted-average shares used in computing earnings (loss) per share:
Basic	118,961,126	120,423,439	119,886,795	120,804,730
Diluted	120,982,504	120,423,439	122,761,707	120,804,730

Total comprehensive income (loss)
Net income (loss)	29,853	(3,379)	94,765	(23,286)
Change in foreign currency translation adjustment	(416)	3,496	(444)	3,036
Net unrealized loss on marketable securities	(29)	(23)	(71)	(140)
Comprehensive income (loss)	$29,408	$94	$94,250	$(20,390)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Total stockholders' equity, beginning balances	$384,363	$382,859	$355,225	$428,620

Common stock
Beginning balances	$123	$124	$123	$123
Issuance of common stock pursuant to equity incentive plans	1	1	5	5
Retirement of treasury stock	(3)	(3)	(7)	(6)
Ending balances	$121	$122	$121	$122

Additional paid-in capital
Beginning balances	$486,326	$507,805	$502,775	$498,245
Issuance of common stock pursuant to equity incentive plans	7,962	(1)	23,096	2,648
Retirement of treasury stock	(44,893)	(40,040)	(106,532)	(81,709)
Stock-based compensation expense	16,570	20,784	46,626	69,364
Ending balances	$465,965	$488,548	$465,965	$488,548

Treasury stock
Beginning balances	$(56,653)	$(51,934)	$(37,398)	$(17,096)
Retirement of treasury stock	44,896	40,042	106,539	81,715
Repurchase of common stock, including excise tax and commission	(30,284)	77	(95,253)	(60,187)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(4,488)	(4,507)	(20,417)	(20,754)
Ending balances	$(46,529)	$(16,322)	$(46,529)	$(16,322)

Accumulated deficit
Beginning balances	$(47,166)	$(70,841)	$(112,078)	$(50,934)
Net income (loss)	29,853	(3,379)	94,765	(23,286)
Ending balances	$(17,313)	$(74,220)	$(17,313)	$(74,220)

Accumulated other comprehensive income
Beginning balances	$1,733	$(2,295)	$1,803	$(1,718)
Change in foreign currency translation adjustment	(416)	3,496	(444)	3,036
Unrealized loss on investments	(29)	(23)	$(71)	$(140)
Ending balances	$1,288	$1,178	$1,288	$1,178

Total stockholders' equity, ending balances	$403,532	$399,306	$403,532	$399,306

Common stock shares:
Beginning balances	122,824,839	123,760,168	122,881,915	123,046,510
Issuance of common stock pursuant to equity incentive plans	1,446,788	1,129,089	5,460,758	4,806,666
Retirement of treasury stock	(2,836,962)	(2,830,758)	(6,908,008)	(5,794,677)
Ending balances	121,434,665	122,058,499	121,434,665	122,058,499

Treasury stock shares:
Beginning balances	(3,698,486)	(3,692,282)	(2,788,802)	(1,282,734)
Retirement of treasury stock	2,836,962	2,830,758	6,908,008	5,794,677
Repurchase of common stock	(1,993,265)	0	(6,008,107)	(4,167,203)
Repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(305,517)	(415,834)	(1,271,405)	(1,622,098)
Ending balances	(3,160,306)	(1,277,358)	(3,160,306)	(1,277,358)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SONOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities
Net income (loss)	$94,765	$(23,286)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	46,386	64,789
Depreciation and amortization	36,924	48,657
Restructuring and other charges	1,088	6,323
Provision for excess and obsolete inventory	1,573	9,242
Deferred income taxes	386	942
Other	5,078	2,432
Foreign currency transaction loss	2,122	572
Changes in operating assets and liabilities:
Accounts receivable	(53,604)	(49,010)
Inventories	11,303	106,223
Other assets	(15,882)	11,616
Accounts payable and accrued expenses	6,021	(55,341)
Accrued compensation	10,330	10,352
Deferred revenue	(157)	(1,033)
Other liabilities	(2,166)	1,470
Net cash provided by operating activities	144,167	133,948
Cash flows from investing activities
Purchases of marketable securities	(44,616)	(43,949)
Purchases of property and equipment	(16,681)	(23,418)
Maturities of marketable securities	43,340	43,200
Net cash used in investing activities	(17,957)	(24,167)
Cash flows from financing activities
Payments for repurchase of common stock	(95,277)	(60,602)
Payments for repurchase of common stock related to shares withheld for tax in connection with vesting of stock awards	(20,417)	(20,754)
Proceeds from exercise of stock options	23,101	2,653
Payments for debt issuance costs	(780)	—
Net cash used in financing activities	(93,373)	(78,703)
Effect of exchange rate changes on cash and cash equivalents	(611)	463
Net increase in cash and cash equivalents	32,226	31,541
Cash and cash equivalents
Beginning of period	174,668	169,732
End of period	$206,894	$201,273
Supplemental disclosure
Cash paid for interest	$185	$197
Cash paid for taxes, net of refunds	$4,387	$19,065
Cash paid for amounts included in the measurement of lease liabilities, net of tenant improvement reimbursements received	$7,088	$3,460
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$3,635	$2,155
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,829	$1,491
Excise tax on share repurchases, accrued but not paid	$258	$187
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and its cash flows for the interim periods presented. The results of operations for the three and nine months ended June 27, 2026, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
The Company operates on a 52- week or 53- week fiscal year ending on the Saturday nearest September 30 each year. The Company’s fiscal year is divided into four quarters of 13 weeks, each beginning on a Sunday and containing two 4-week periods followed by a 5-week period. An additional week is included in the fourth fiscal quarter approximately every five years to realign fiscal quarters with calendar quarters. This last occurred in the fourth quarter of the Company’s fiscal year ended October 3, 2020, and will reoccur in the fiscal year ending October 3, 2026. The nine months ended June 27, 2026 and June 28, 2025, spanned 39 weeks each. As used in this Quarterly Report on Form 10-Q, "fiscal 2026" refers to the fiscal year ending October 3, 2026, and "fiscal 2025" refers to the fiscal year ended September 27, 2025.
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

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
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
3. Financial Instruments
The carrying values of the Company’s accounts receivable and accounts payable approximate their fair values due to the short period of time to maturity or repayment. The Company utilizes the following fair value hierarchy to establish priorities of the inputs used to measure fair value:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
The following table summarizes cash, cash equivalents and marketable securities by investment category as of June 27, 2026 and September 27, 2025:

	June 27, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$101,507	$—	$—	$101,507	$101,507	$—
Level 1:
Money market funds	105,387	—	—	105,387	105,387	—
Subtotal	105,387	—	—	105,387	105,387	—
Level 2:
U.S. Treasury securities	54,178	3	(49)	54,132	—	54,132
Subtotal	54,178	3	(49)	54,132	—	54,132
Total	$261,072	$3	$(49)	$261,026	$206,894	$54,132

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
Marketable securities
As of June 27, 2026, the Company held no securities with original maturities exceeding one year. There were no realized gains or losses on sales of marketable securities during the three and nine months ended June 27, 2026.
For securities in an unrealized loss position, the Company does not intend to sell the securities, and it is more-likely-than-not that it will not be required to sell before recovery of their amortized cost basis. The Company evaluated whether the decline in fair value resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of the securities and were due primarily to changes in interest rates and market conditions of the underlying securities. Accordingly, an allowance for credit losses was deemed unnecessary for these securities as of June 27, 2026.
Accrued interest receivable related to our marketable securities was insignificant as of June 27, 2026. No accrued interest receivables were written off during the three and nine months ended June 27, 2026.
4. Revenue and Geographic Information
Disaggregation of revenue
Revenue includes the applicable service revenue for unspecified software upgrades and cloud-based services attributable to each region and is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
(In thousands)
Americas	$238,373	$229,656	$747,858	$731,041
Europe, Middle East and Africa ("EMEA")	114,173	97,245	386,775	363,642
Asia Pacific ("APAC")	22,714	17,863	67,816	60,693
Total revenue	$375,260	$344,764	$1,202,449	$1,155,376

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Revenue includes the applicable service revenue for unspecified software upgrades and cloud-based services attributable to each country and is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
(In thousands)
United States	$224,497	$213,815	$700,798	$675,546
Other countries	150,763	130,949	501,651	479,830
Total revenue	$375,260	$344,764	$1,202,449	$1,155,376
Revenue by product category also includes the applicable service revenue for unspecified software upgrades and cloud-based services attributable to each product category and is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
(In thousands)
Sonos speakers	$285,325	$253,669	$954,583	$915,330
Sonos system products	69,252	73,179	186,721	183,993
Partner products and other revenue	20,683	17,916	61,145	56,053
Total revenue	$375,260	$344,764	$1,202,449	$1,155,376
5. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consist of the following:

	June 27, 2026	September 27, 2025
(In thousands)
Accounts receivable	$177,641	$131,945
Allowance for credit losses	(3,858)	(2,900)
Allowance for sales incentives	(56,593)	(63,198)
Accounts receivable, net of allowances	$117,190	$65,847
Inventories
Inventories consist of the following:

	June 27, 2026	September 27, 2025
(In thousands)
Finished goods	$137,122	$153,485
Component parts	21,021	17,535
Inventories	$158,143	$171,020
As of June 27, 2026 and September 27, 2025, the Company's reserves for excess and obsolete inventory were $38.4 million and $41.2 million, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Property and equipment
Property and equipment net of accumulated depreciation were as follows:

	June 27, 2026	September 27, 2025
(In thousands)
Property and equipment	$282,108	$269,938
Less: accumulated depreciation	(221,967)	(197,661)
Property and equipment, net	$60,141	$72,277
Intangible assets
The following table reflects the changes in the net carrying amount of the components of intangible assets associated with the Company's acquisition activity:

	June 27, 2026
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life (In years)
(In thousands, except weighted-average remaining life)
Trade name	$451	$(324)	$11	$138	1.75
Technology-based	94,419	(30,139)	-	64,280	5.01
Total intangible assets	$94,870	$(30,463)	$11	$64,418	5.00

	September 27, 2025
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Value	Weighted-Average Remaining Life (In years)
(In thousands, except weighted-average remaining life)
Trade name	$451	$(264)	$16	$203	2.50
Technology-based	94,419	(19,266)	-	75,153	5.73
Total intangible assets	$94,870	$(19,530)	$16	$75,356	5.73
The following table summarizes the estimated future amortization expense of the Company's intangible assets as of June 27, 2026:

Fiscal years ending	Future Amortization Expense
(In thousands)
Remainder of fiscal 2026	$2,651
2027	13,567
2028	13,449
2029	12,453
2030	10,539
2031 and thereafter	11,759
Total future amortization expense	$64,418
Cloud computing arrangements
Capitalized costs to implement cloud computing arrangements net of accumulated amortization are reported as a component of other noncurrent assets on the Company's condensed consolidated balance sheets and were as follows:

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	June 27, 2026	September 27, 2025
(In thousands)
Cloud computing implementation costs	$27,411	$27,411
Less: accumulated amortization	(16,484)	(13,320)
Cloud computing implementation costs, net	$10,927	$14,091
Amortization expense for implementation costs for cloud-based computing arrangements for the three months ended June 27, 2026 and June 28, 2025, were $1.1 million and $0.9 million, respectively. Amortization expense for implementation costs for cloud-based computing arrangements for the nine months ended June 27, 2026 and June 28, 2025, were $3.2 million and $2.6 million, respectively.
Accrued expenses
Accrued expenses included the following:

	June 27, 2026	September 27, 2025
(In thousands)
Accrued inventory and supply chain costs	$48,744	$37,780
Accrued taxes	14,110	10,133
Accrued general and administrative expenses	9,856	8,923
Accrued advertising and marketing	7,741	12,429
Accrued product development	3,243	5,912
Other accrued payables	4,195	3,917
Total accrued expenses	$87,889	$79,094
Deferred revenue
Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets and include revenue allocated to unspecified software upgrades and cloud-based services, as well as current deferred revenue related to newly launched products sold to resellers not recognized as revenue until reaching the date of general availability.
The following table presents the changes in the Company’s deferred revenue:

	Nine Months Ended
	June 27, 2026	June 28, 2025
(In thousands)
Deferred revenue, beginning of period	$81,225	$82,877
Recognition of revenue included in beginning of period deferred revenue	(16,774)	(15,041)
Revenue deferred, net of revenue recognized on contracts in the respective period	16,053	15,129
Deferred revenue, end of period	$80,504	$82,965
The Company expects the following recognition of deferred revenue as of June 27, 2026:

	For the fiscal years ending
	Remainder of 2026	2027	2028	2029	2030 and Beyond	Total
(In thousands)
Deferred revenue expected to be recognized	$6,359	$20,536	$17,438	$13,897	$22,274	$80,504

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Other current liabilities
Other current liabilities consist of the following:

	June 27, 2026	September 27, 2025
(In thousands)
Reserve for returns	$21,523	$20,383
Warranty liability	11,557	10,002
Short-term operating lease liabilities	6,631	6,335
Other	6,064	9,387
Total other current liabilities	$45,775	$46,107
The following table presents the changes in the Company’s warranty liability:

	June 27, 2026	June 28, 2025
(In thousands)
Warranty liability, beginning of period	$10,002	$10,565
Provision for warranties issued during the period	7,289	10,312
Settlements of warranty claims during the period	(5,734)	(11,169)
Warranty liability, end of period	$11,557	$9,708
6. Debt
On October 13, 2021, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") which was amended in October 2025 (“Amendment No. 2") with JPMorgan Chase Bank, N.A., KeyBank National Association and Goldman Sachs Bank USA. Amendment No. 2 provides for (i) a five-year senior secured revolving credit facility in the amount of up to $80.0 million and (ii) an uncommitted incremental facility subject to certain conditions. Proceeds are to be used for working capital and general corporate purposes. The facility may be drawn as an Alternative Base Rate Loan (at 1.00% plus an applicable margin) or Term Benchmark Loan (SOFR plus an applicable margin). The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.275% per annum of the average daily unused portion of the aggregate revolving credit commitment under the agreement and (ii) a per annum fee equal to the applicable margin over SOFR multiplied by the aggregate face amount of outstanding letters of credit. As of June 27, 2026, the Company did not have any outstanding borrowings and had $2.4 million in undrawn letters of credit that reduce the availability under the Revolving Credit Agreement.
The Company's obligations under the Revolving Credit Agreement are secured by substantially all of its assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires the Company to maintain a certain consolidated leverage ratio, and customary events of default. As of June 27, 2026, the Company was in compliance with all financial covenants under the Revolving Credit Agreement.
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
The Company’s Lawsuits Against Google:
On January 7, 2020, the Company filed a complaint with the U.S. International Trade Commission ("ITC") against Alphabet Inc. ("Alphabet") and Google LLC ("Google") and a counterpart lawsuit in the U.S. District Court for the Central District of California against Google. The complaint and lawsuit each allege infringement by Alphabet and Google of certain Sonos patents related to its smart speakers

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
and related technology. The counterpart lawsuit was stayed pending completion of the ITC investigation and appeal thereof. The ITC concluded its investigation in January 2022, finding all five of the Company’s asserted patents to be valid and infringed by Google, and further finding that one redesign per patent proposed by Google would avoid infringement. The ITC issued a limited exclusion order and a cease-and-desist order with respect to Google’s infringing products. The Company and Google each appealed the ITC’s determination, which was upheld in its entirety by the appeals court. The stay in the counterpart lawsuit has been lifted and the Company has asserted five additional patents against Google in this counterpart lawsuit, bringing the total number of asserted patents against Google to ten. Google moved to file counterclaims on two of its own patents related to device setup and the court has added those patents to the case. No trial date has been set.
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
On August 8, 2022, Google filed two complaints with the ITC against the Company and two counterpart lawsuits in the Northern District of California against the Company, collectively alleging infringement by the Company of seven Google patents generally related to wireless charging, device setup, and voice control, and seeking monetary damages and other non-monetary relief. The counterpart lawsuits are stayed pending completion of the ITC investigations. In the first ITC investigation, the ITC terminated the investigation as to one Google patent as a result of the expiration of that Google patent and determined the other two Google patents to be invalid as indefinite, thus concluding the first investigation. Google has appealed this first ITC determination. The Company has also initiated Inter Partes Reviews at the U.S. Patent and Trademark Office ("USPTO") against these two remaining Google patents, which resulted in the USPTO invalidating these two Google patents. Google has appealed this determination, and the appeals court has now vacated this USPTO invalidity decision and remanded the proceeding back to the USPTO for further determination. The second ITC investigation concluded in December 2023 with a final determination of no violation by the Company. Google did not appeal this determination.
Implicit
On March 10, 2017, Implicit, LLC (“Implicit”) filed a patent infringement action in the United States District Court, District of Delaware against the Company. Implicit asserted that the Company has infringed on certain claims of two patents in this case. The Company denied the allegations. The claims at issue have been held unpatentable by the USPTO. Implicit appealed this ruling, but on March 9, 2026, the Federal Circuit rejected Implicit's appeal and affirmed the PTO's ruling. Implicit has filed for en banc review of the adverse appellate ruling, which has been denied.
The Company is involved in certain other litigation matters not listed above but does not consider these matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.
Tariffs
On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were invalid. To date, the Company has paid approximately $41 million in IEEPA-related tariffs that may now be recoverable. Due to uncertainties regarding the timing and ultimate receipt of these funds, the Company will not recognize any recoveries until they become realized. During the third quarter of fiscal 2026, the Company received $23.2 million in refunds for a portion of these previously paid tariffs, which was recorded as a reduction to cost of revenue. The Company also received $0.8 million of associated interest, which was recorded as interest income.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
8. Stockholders' Equity
On February 24, 2025, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $150.0 million. During the nine months ended June 27, 2026, the Company repurchased 6,008,107 shares for an aggregate purchase price of $94.9 million and at an average price of $15.80 per share under the repurchase program. Aggregate purchase price and average price per share exclude commission and excise tax. As of June 27, 2026, the Company had $34.7 million available for share repurchases under the share repurchase program. The Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the condensed consolidated statements of equity.
Treasury stock during the nine months ended June 27, 2026, included 1,271,405 shares withheld to satisfy employees' tax withholding requirements in connection with vesting of stock awards. Additionally, during the nine months ended June 27, 2026, the Company retired 6,908,008 shares of treasury stock.
9. Stock-based Compensation
2018 Equity Incentive Plan
In July 2018, the Board adopted the 2018 Equity Incentive Plan (the "2018 Plan").
Stock options
The summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at September 27, 2025	5,544,885	$14.28	1.5	$5,850
Exercised	(1,640,599)	$14.09
Forfeited / expired	(47,036)	$14.29
Outstanding at June 27, 2026	3,857,250	$14.36	1.0	$514
As of June 27, 2026 and September 27, 2025, all outstanding stock options have vested and the Company had no unrecognized stock-based compensation expense related to stock options.
Restricted stock units ("RSU")
Pursuant to the 2018 Plan, the Company issues RSUs to employees and directors. The summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 27, 2025	8,777,387	$12.96	$134,294
Granted	5,951,464	$15.31
Released	(3,796,383)	$13.62
Forfeited	(768,146)	$13.54
Outstanding at June 27, 2026	10,164,322	$14.05	$137,930
As of June 27, 2026 and September 27, 2025, the Company had $100.9 million and $78.1 million of unrecognized stock-based compensation expense related to RSUs, which are expected to be recognized over weighted-average periods of 2.9 years and 2.3 years, respectively.

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
Compensation expense for PSUs with market-based conditions is recognized over the requisite service period regardless of whether the market condition is ultimately achieved, provided the service condition is satisfied. Compensation expense for PSUs with only performance conditions is recognized based on the probability of achieving the specified performance goals, with cumulative adjustments recorded to reflect changes in expected achievement, and ultimately reflects the number of awards that vest based on actual performance.
The following table summarizes the weighted-average assumptions used in calculating compensation expense of the Company’s PSUs with market-based conditions:

June 27, 2026
Remaining performance period at grant date (in years)	2.66
Volatility	44.12%
Risk-free rate	3.81%
Fair value	$23.30
The summary of the Company’s PSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(In thousands)
Outstanding at September 27, 2025	480,538	$14.11	$7,352
Granted	1,153,627	$20.51
Released	(23,776)	$12.23
Performance adjustments	(24,518)	$18.65
Outstanding at June 27, 2026	1,585,871	$18.73	$21,520
As of June 27, 2026 and September 27, 2025, the Company had $22.5 million and $3.3 million of unrecognized stock-based compensation expense related to PSUs, which are expected to be recognized over weighted-average periods of 1.7 years and 1.3 years, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
Stock-based compensation
Total stock-based compensation expense by functional category was as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
(In thousands)
Cost of revenue	$1,257	$1,633	$3,709	$4,588
Research and development	6,092	7,944	18,052	29,816
Sales and marketing	2,884	3,568	8,492	13,227
General and administrative	6,337	7,639	16,373	21,733
Total stock-based compensation expense	$16,570	$20,784	$46,626	$69,364

For the three and nine months ended June 27, 2026 and June 28, 2025, respectively, the Company incurred non-recurring stock-based compensation expenses related to restructuring and other activities. Refer to Note 13. Restructuring and Other Charges for further information.
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
The Company recorded income tax provisions of $4.4 million and $2.6 million for the three months ended June 27, 2026 and June 28, 2025, respectively, related to U.S. and non-U.S. income taxes. The Company recorded income tax provisions of $10.5 million and $7.1 million for the nine months ended June 27, 2026 and June 28, 2025, respectively, related to U.S. and non-U.S. income taxes.
Income tax provision for the three and nine months ended June 27, 2026 increased compared to the three and nine months ended June 28, 2025. These increases were primarily driven by shifts in the Company's forecasted geographic earnings mix, which required the Company to apply a single consolidated estimated annual effective tax rate ("AETR") in the current year, whereas the prior year required separate U.S. and non-U.S. AETRs. These increases were partially offset by the favorable impact of the One Big Beautiful Bill Act ("OBBBA"), including the repeal of the requirement to capitalize research and experimental expenditures under Section 174 of the U.S. Internal Revenue Code. This resulted in a reduction in the Company’s U.S. current tax expense with no impact to deferred tax expense as a result of the full valuation allowance maintained against the Company’s net U.S. deferred tax assets.
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
For the nine months ended June 27, 2026, the Company concluded that a full valuation allowance on its deferred tax assets in the U.S. continued to be appropriate considering cumulative pre-tax losses in recent years and uncertainty with respect to future taxable income. Release of the valuation allowance in the U.S. would result in a benefit to the income tax provision in the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
11. Earnings (Loss) Per Share
Earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted earnings (loss) per share adjusts the basic earnings (loss) per share and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock awards, using the treasury stock method.
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
(In thousands, except share and per share data)
Numerator:
Net income (loss) - basic and diluted	$29,853	$(3,379)	$94,765	$(23,286)
Denominator:
Weighted-average shares of common stock—basic	118,961,126	120,423,439	119,886,795	120,804,730
Effect of potentially dilutive stock options	177,925	—	463,941	—
Effect of RSUs	1,515,696	—	2,141,697	—
Effect of PSUs	327,757	—	269,274	—
Weighted-average shares of common stock—diluted	120,982,504	120,423,439	122,761,707	120,804,730
Earnings (loss) per share:
Basic	$0.25	$(0.03)	$0.79	$(0.19)
Diluted	$0.25	$(0.03)	$0.77	$(0.19)
The following shares were excluded from the computation of diluted net earnings (loss) per share because their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Stock options to purchase common stock	4,054,557	6,338,165	4,167,719	6,673,403
Restricted stock units	7,378,209	10,863,006	6,379,624	13,394,270
Performance stock units	912,952	516,697	468,578	201,691
Total	12,345,718	17,717,868	11,015,921	20,269,364
12. Retirement Plans
The Company has a defined contribution 401(k) plan (the "401(k) Plan") for the Company’s U.S.-based employees, as well as various defined contribution plans for its international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended. The Company matches contributions towards the 401(k) Plan and international defined contribution plans. The Company's matching contributions totaled $2.3 million and $1.6 million for the three months ended June 27, 2026 and June 28, 2025, respectively. The Company's matching contributions totaled $6.4 million and $5.9 million for the nine months ended June 27, 2026 and June 28, 2025, respectively.

SONOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
13. Restructuring and Other Charges
The Company incurred restructuring and other charges associated with optimizing its organizational structure, workforce, and operational footprint. The following table summarizes the components of restructuring and other charges:

	Three Months Ended		Nine Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cash restructuring charges:
Employee-related costs	$4,034	$1,874	$5,649	$17,227
Other restructuring costs	131	(1,327)	732	2,071
Total cash charges	$4,165	$547	$6,381	$19,298
Non-cash charges:
Stock-based awards	$240	$1,434	$240	$4,577
Asset write-offs	—	—	848	1,746
Total non-cash charges	$240	$1,434	$1,088	$6,323

Total restructuring and other charges	$4,405	$1,981	$7,469	$25,621
The following table summarizes restructuring and other charges recorded in the Company's condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Nine Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cost of revenue	$131	$(514)	$795	$3,420
Research and development	4,014	(824)	4,871	11,882
Sales and marketing	46	1,038	1,499	3,831
General and administrative	214	2,281	304	6,488
Total restructuring and other charges	$4,405	$1,981	$7,469	$25,621
The following table summarizes the Company's restructuring and other charges recorded in accrued expenses and accrued compensation within the condensed consolidated balance sheets:

(in thousands)	Employee Related Costs	Other Restructuring Costs	Total
Balance as of September 27, 2025 (1)	$494	$286	$780
Restructuring charges	5,649	732	6,381
Cash paid	(1,684)	(971)	(2,655)
Balance as of June 27, 2026	$4,459	$47	$4,506
(1)The beginning balance as of September 27, 2025, reflects remaining liabilities from fiscal 2025 actions, including a reduction-in-force announced in February 2025, product roadmap rationalization, related asset write-offs, and CEO transition costs involving equity award modifications.

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
Entering the second half of fiscal 2026, we continue to leverage the strong foundation established during our transformational prior fiscal year. With our Chief Executive Officer, Tom Conrad's strategic direction in motion, we have restored our software with reliability now exceeding historical levels, reorganized our operations to improve our efficiency and effectiveness and recommitted to delivering the kind of premium experience our customers expect. We recommitted to new product introductions, including the announcement of Amp Multi in January 2026, followed by Sonos Play™ and Sonos Era 100™ SL in March 2026. With every new product, software feature and integration, the Sonos platform becomes more powerful, provides greater value to our customers, and further strengthens our position as the differentiated system for connected home audio. Additionally, we are evolving our marketing strategy to build a strong system narrative aligned with our long-term brand differentiation.
In fiscal 2026, we continued to optimize our organizational structure, workforce, and operational footprint. Key actions included reorganization of certain corporate functions and organizational changes driven by new leadership. Furthermore, we successfully completed the operational exit of a contract manufacturing partnership in the second quarter of fiscal 2026 (initiated in the third quarter of fiscal 2025) to improve supply chain efficiency, and optimized our real estate footprint by reducing office space. We remain focused on continually improving both our operational efficiency and effectiveness.
Macroeconomic Conditions and Other Factors Affecting our Business
Our business has been, and may continue to be, adversely impacted by the potential expansion of tariffs on goods imported into the U.S., as well as any retaliatory tariffs or policies enacted in other countries or any "trade wars." In addition, we have been and expect to continue to be affected by the increases in demand for memory chips and other components caused by the build out of new AI technologies and data centers. We also face global macroeconomic challenges such as inflation, ongoing geopolitical conflicts, uncertainty in the financial markets, volatility in exchange rates, and low or negative growth in certain regions.
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

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
(In thousands, except percentages)
Total revenue	$375,260	$344,764	$1,202,449	$1,155,376
Products sold	1,266	1,078	3,847	3,696
Net income (loss)	$29,853	$(3,379)	94,765	(23,286)
Net income (loss) margin(1)	8.0%	(1.0)%	7.9%	(2.0)%
Adjusted EBITDA(2)	$43,966	$35,589	177,822	125,936
Adjusted EBITDA margin(2)	11.7%	10.3%	14.8%	10.9%
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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
(In thousands, except percentages)
Net income (loss)	$29,853	$(3,379)	$94,765	$(23,286)
Add (deduct):
Depreciation and amortization	11,062	15,879	36,924	48,657
Stock-based compensation expense	16,330	19,352	46,386	64,789
Interest income	(2,182)	(1,572)	(5,442)	(5,406)
Interest expense	110	117	330	336
Other (income) expense, net	(695)	(661)	246	5,176
Provision for income taxes	4,448	2,566	10,475	7,121
Legal and transaction related costs(1)	3,789	1,306	9,823	2,928
IEEPA tariff refund benefit(2)	(23,154)	—	(23,154)	—
Restructuring and other charges(3)(4)	4,405	1,981	7,469	25,621
Adjusted EBITDA	$43,966	$35,589	$177,822	$125,936
Revenue	$375,260	$344,764	$1,202,449	$1,155,376
Net income (loss) margin	8.0%	(1.0)%	7.9%	(2.0)%
Adjusted EBITDA margin	11.7%	10.3%	14.8%	10.9%
(1)Legal and transaction-related costs consist of expenses related to our intellectual property ("IP") litigation against Alphabet and Google, which we do not consider representative of our underlying operating performance.
(2)See Note 7. Commitments and Contingencies for further information on tariff refunds.
(3)Restructuring and other charges for the three and nine months ended June 27, 2026, include employee-related costs resulting from a reorganization of certain corporate functions and organizational changes driven by new leadership. Additionally, the charges include costs related to exiting a contract manufacturing partnership to consolidate and improve supply chain efficiency and exit costs associated with the partial abandonment of office space.
(4)Restructuring and other charges for the three and nine months ended June 28, 2025 reflect costs associated fiscal 2025 actions including a reduction-in-force announced in February 2025, rationalization of our product roadmap, as well as non-recurring CEO transition costs related to modifications to equity awards.

Results of Operations
Comparison of the three and nine months ended June 27, 2026 and June 28, 2025
Revenue
We generate substantially all of our revenue from the sale of Sonos speakers and Sonos system products. We also generate a portion of revenue from Partner products and other revenue sources, such as architectural speakers from our Sonance partnership, accessories such as speaker stands and wall mounts, professional services, licensing, and advertising revenue.
Revenue by Product

	Three Months Ended		Change		Nine Months Ended		Change
	June 27, 2026	June 28, 2025	$	%	June 27, 2026	June 28, 2025	$	%
(In thousands)
Sonos speakers	$285,325	$253,669	$31,656	12.5%	$954,583	$915,330	$39,253	4.3%
% of total revenue	76.0%	73.6%			79.4%	79.2%
Sonos system products	69,252	73,179	(3,927)	(5.4)	186,721	183,993	2,728	1.5
% of total revenue	18.5%	21.2%			15.5%	15.9%
Partner products and other revenue	20,683	17,916	2,767	15.4	61,145	56,053	5,092	9.1
% of total revenue	5.5%	5.2%			5.1%	4.9%
Total revenue	$375,260	$344,764	$30,496	8.8%	$1,202,449	$1,155,376	$47,073	4.1%
Volume data (products sold in thousands)			Units	%			Units	%
Total products sold	1,266	1,078	188	17.4%	3,847	3,696	151	4.1%
Comparison of the three months ended June 27, 2026 and June 28, 2025
Total revenue increased $30.5 million, or 8.8%, for the three months ended June 27, 2026 compared to the three months ended June 28, 2025, due to the introduction of Era 100 SL and Play, partially offset by declines in Arc Ultra.
Sonos speakers revenue represented 76.0% of total revenue for the three months ended June 27, 2026, and increased 12.5% compared to the three months ended June 28, 2025, driven by Era 100 SL, Play, and Beam, partially offset by the impact of the introduction of Arc Ultra in the prior year and by expected declines in Era 100. Sonos system products represented 18.5% of total revenue for the three months ended June 27, 2026, and decreased 5.4% compared to the three months ended June 28, 2025. Partner products and other revenue represented 5.5% of total revenue for the three months ended June 27, 2026, and increased 15.4% compared to the three months ended June 28, 2025.
The volume of products sold increased 17.4% for the three months ended June 27, 2026 compared to the three months ended June 28, 2025, outpacing revenue growth due to a shift in product mix toward lower-priced offerings, including Era 100 SL and Play.
Comparison of the nine months ended June 27, 2026 and June 28, 2025
Total revenue increased $47.1 million, or 4.1%, for the nine months ended June 27, 2026 compared to the nine months ended June 28, 2025, primarily due to the introduction of Era 100 SL and favorability from foreign exchange rates, partially offset by the phase-out of Arc sales.
Sonos speakers revenue represented 79.4% of total revenue for the nine months ended June 27, 2026 and increased 4.3% compared to the nine months ended June 28, 2025, primarily driven by Era 100 SL, Arc Ultra, and Play, partially offset by the phase-out of Arc sales. Sonos system products represented 15.5% of total revenue for the nine months ended June 27, 2026 and increased 1.5% compared to the nine months ended June 28, 2025. Partner products and other revenue represented 5.1% of total revenue for the nine months ended June 27, 2026, and increased 9.1% compared to the nine months ended June 28, 2025.
The volume of products sold increased 4.1% for the nine months ended June 27, 2026 compared to the nine months ended June 28, 2025, consistent with the increase in revenue.

Revenue by Region
The following table presents the change in revenue for the three and nine months ended June 27, 2026 compared with the three and nine months ended June 28, 2025:

	Three Months Ended June 27, 2026		Nine Months Ended June 27, 2026
	Change (%)	Constant Currency Change (%)(1)	Change (%)	Constant Currency Change (%)(1)
Americas	3.8%	3.5%	2.3%	1.9%
EMEA	17.4%	14.3%	6.4%	(0.3)%
APAC	27.2%	20.6%	11.7%	8.4%
Total revenue	8.8%	7.4%	4.1%	1.6%
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
Gross Margin
Our gross margin fluctuates from period to period based on a number of factors, including the mix of products we sell, the mix of channels through which we sell our products, fluctuations of our product and material costs, fluctuations in our logistics markets, product pricing strategies and promotional activity, the foreign currency in which our products are sold, and tariffs and duty costs implemented by governmental authorities.

	Three Months Ended		Change		Nine Months Ended		Change
	June 27, 2026	June 28, 2025	$	%	June 27, 2026	June 28, 2025	$	%
(In thousands, except percentages)
Cost of revenue	$185,950	$195,040	$(9,090)	(4.7)%	$635,030	$650,637	$(15,607)	(2.4)%
Gross profit	$189,310	$149,724	$39,586	26.4%	$567,419	$504,739	$62,680	12.4%
Gross margin	50.4%	43.4%			47.2%	43.7%
Comparison of the three months ended June 27, 2026 and June 28, 2025
Cost of revenue decreased $9.1 million, or 4.7%, for the three months ended June 27, 2026 compared to the three months ended June 28, 2025, primarily due to tariff refunds. Excluding the impact of tariff refunds, cost of revenue increased primarily due to higher memory costs, tariff expenses, and increased products sold, partially offset by a decrease in inventory-related write-downs.
Gross margin increased 700 basis points for the three months ended June 27, 2026 compared to the three months ended June 28, 2025, primarily due to tariff refunds. Excluding the impact of tariff refunds, the increase in gross margin was driven by the impact of price changes, and a decrease in inventory-related write-downs, partially offset by higher memory costs, and unfavorable product mix shift.

Comparison of the nine months ended June 27, 2026 and June 28, 2025
Cost of revenue decreased $15.6 million, or 2.4%, for the nine months ended June 27, 2026 compared to the nine months ended June 28, 2025, primarily due to tariff refunds. Excluding the impact of tariff refunds, cost of revenue increased slightly primarily due to increased tariff expenses and higher memory costs, partially offset by product and material cost savings and by a decrease in inventory-related write-downs.
Gross margin increased 350 basis points for the nine months ended June 27, 2026 compared to the nine months ended June 28, 2025, which was partially related to the benefit of tariff refunds. Excluding the impact of tariff refunds, the increase in gross margin was driven by product and material cost savings, and the impact of pricing changes, partially offset by increased tariff expenses, and higher memory costs.
Operating Expenses

	Three Months Ended		Change		Nine Months Ended		Change
	June 27, 2026	June 28, 2025	$	%	June 27, 2026	June 28, 2025	$	%
(Dollars in thousands)
Research and development	$67,875	$59,750	$8,125	13.6%	$191,771	$218,011	$(26,240)	(12.0)%
Less restructuring and other charges(1)(2)	4,014	(824)	4,838	*	4,871	11,882	(7,011)	(59.0)
Research and development, net of restructuring and other charges	$63,861	$60,574	$3,287	5.4%	$186,900	$206,129	$(19,229)	(9.3)%

Sales and marketing	$59,624	$62,576	$(2,952)	(4.7)%	$187,273	$213,430	$(26,157)	(12.3)%
Less restructuring and other charges(1)(2)	46	1,038	(992)	(95.6)	1,499	3,831	(2,332)	(60.9)
Sales and marketing, net of restructuring and other charges	$59,578	$61,538	$(1,960)	(3.2)%	$185,774	$209,599	$(23,825)	(11.4)%

General and administrative	$30,277	$30,327	$(50)	(0.2)%	$88,001	$89,357	$(1,356)	(1.5)%
Less restructuring and other charges(1)(2)	214	2,281	(2,067)	(90.6)	304	6,488	(6,184)	(95.3)
General and administrative, net of restructuring and other charges	$30,063	$28,046	$2,017	7.2%	$87,697	$82,869	$4,828	5.8%

Operating expenses	$157,776	$152,653	$5,123	3.4%	$467,045	$520,798	$(53,753)	(10.3)%
Less restructuring and other charges(1)(2)	4,274	2,495	1,779	71.3	6,674	22,201	(15,527)	(69.9)
Operating expenses, net of restructuring and other charges	$153,502	$150,158	$3,344	2.2%	$460,371	$498,597	$(38,226)	(7.7)%
* Not meaningful
(1)Restructuring and other charges for the three and nine months ended June 27, 2026, include employee-related costs resulting from a reorganization of certain corporate functions and organizational changes driven by new leadership. Additionally, the charges include costs related to exiting a contract manufacturing partnership to consolidate and improve supply chain efficiency and exit costs associated with the partial abandonment of office space.
(2)Restructuring and other charges for the three and nine months ended June 28, 2025 reflect costs associated with fiscal 2025 actions including a reduction-in-force announced in February 2025, rationalization of our product roadmap, as well as non-recurring CEO transition costs related to modifications to equity awards.

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
Comparison of the three months ended June 27, 2026 and June 28, 2025
Research and development expenses, excluding restructuring and other charges, increased by $3.3 million, or 5.4%, for the three months ended June 27, 2026, compared to the three months ended June 28, 2025. This increase was driven by higher personnel costs and investments in our product roadmap, partially offset by lower stock-based compensation related to timing of grants as well as favorable comparison to one-time retention grants for key personnel in the prior year.
Comparison of the nine months ended June 27, 2026 and June 28, 2025
Research and development expenses, excluding restructuring and other charges, decreased $19.2 million, or 9.3%, for the nine months ended June 27, 2026, compared to the nine months ended June 28, 2025. This decrease was primarily driven by lower headcount and our prior year reorganization efforts, partially offset by investments in our product roadmap.
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and marketing activity for our products and personnel-related expenses, expenses for our product displays, as well as depreciation, customer experience expenses, revenue related sales fees from our direct-to-consumer and installer solution sales channels, and related overhead costs.
Comparison of the three months ended June 27, 2026 and June 28, 2025
Sales and marketing expenses, excluding restructuring and other charges, decreased slightly by $2.0 million, or 3.2%, for the three months ended June 27, 2026, compared to the three months ended June 28, 2025.
Comparison of the nine months ended June 27, 2026 and June 28, 2025
Sales and marketing expenses, excluding restructuring and other charges, decreased $23.8 million, or 11.4%, for the nine months ended June 27, 2026, compared to the nine months ended June 28, 2025. This decrease was primarily driven by management's reprioritization of marketing spend, timing of product launches - including the launch of Arc Ultra in October 2024, and lower personnel-related costs due to lower headcount.
General and Administrative
General and administrative expenses consist of administrative personnel-related expenses for our information technology, finance, legal, human resources, and similar personnel, as well as the costs of professional services, information technology, litigation, patents, related overhead, and other administrative expenses.
Comparison of the three months ended June 27, 2026 and June 28, 2025
General and administrative expenses, excluding restructuring and other charges, increased by $2.0 million, or 7.2%, for the three months ended June 27, 2026, compared to the three months ended June 28, 2025. This increase was primarily driven by legal fees mainly related to our IP litigation.
Comparison of the nine months ended June 27, 2026 and June 28, 2025
General and administrative expenses, excluding restructuring and other charges, increased $4.8 million, or 5.8%, for the nine months ended June 27, 2026, compared to the nine months ended June 28, 2025. This increase was primarily driven by an increase in legal fees mainly related to our IP litigation, partially offset by lower personnel-related costs due to lower headcount.
Interest Income, Interest Expense, and Other Income (Expense), Net
Interest income consists primarily of interest income earned on our cash, cash equivalents, and marketable securities balances as well as interest earned on tariff refunds. Interest expense consists primarily of interest expense associated with our debt financing arrangements and amortization of debt issuance costs. Other income (expense), net consists primarily of our foreign currency exchange gains and losses relating to transactions and remeasurement of asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

	Three Months Ended		Change		Nine Months Ended		Change
	June 27, 2026	June 28, 2025	$	%	June 27, 2026	June 28, 2025	$	%
(In thousands, except percentages)
Interest income	$2,182	$1,572	$610	38.8%	$5,442	$5,406	$36	0.7%
Interest expense	(110)	(117)	7	(6.0)	(330)	(336)	6	(1.8)
Other income (expense), net	695	661	34	5.1	(246)	(5,176)	4,930	(95.2)
Total other income (expense), net	$2,767	$2,116	$651	30.8%	$4,866	$(106)	$4,972	*
* Not meaningful
Comparison of the three months ended June 27, 2026 and June 28, 2025
Interest income for the three months ended June 27, 2026 compared to the three months ended June 28, 2025, increased primarily due to interest earned on tariff refunds. Interest expense for the three months ended June 27, 2026 compared to the three months ended June 28, 2025, remained relatively consistent. Other income for the three months ended June 27, 2026 compared to the three months ended June 28, 2025, increased due to a gain on sale of excess components, partially offset by foreign currency exchange fluctuations.
Comparison of the nine months ended June 27, 2026 and June 28, 2025
Interest income and interest expense for the nine months ended June 27, 2026 compared to the nine months ended June 28, 2025, remained relatively consistent. Other expense for the nine months ended June 27, 2026 compared to the nine months ended June 28, 2025, decreased due to foreign currency exchange fluctuations partially offset by a gain on sale of excess components.
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

	Three Months Ended		Change		Nine Months Ended		Change
	June 27, 2026	June 28, 2025	$	%	June 27, 2026	June 28, 2025	$	%
(In thousands, except percentages)
Provision for income taxes	$4,448	$2,566	$1,882	73.3%	$10,475	$7,121	$3,354	47.1%
Comparison of the three and nine months ended June 27, 2026 and June 28, 2025
Provision for income taxes increased $1.9 million, or 73.3%, for the three months ended June 27, 2026 compared to the three months ended June 28, 2025. Provision for income taxes increased $3.4 million, or 47.1%, for the nine months ended June 27, 2026 compared to the nine months ended June 28, 2025. These increases were primarily driven by shifts in our forecasted geographic earnings mix, which required us to apply a single consolidated estimated annual effective tax rate ("AETR") in the current year, whereas the prior year required separate U.S. and non-U.S. AETRs. These increases were partially offset by the favorable impact of the OBBBA, including the repeal of the requirement to capitalize research and experimental expenditures under Section 174 of the U.S. Internal Revenue Code, which reduced our current tax expense with no impact to deferred tax expense as a result of the full valuation allowance maintained against our net U.S. deferred tax assets.

Liquidity and Capital Resources
Our operations are financed primarily through cash flows from operating activities. As of June 27, 2026, our principal sources of liquidity consisted of cash flows from operating activities, cash and cash equivalents of $206.9 million, including $102.1 million held by our foreign subsidiaries, marketable securities of $54.1 million, proceeds from the exercise of stock options, and borrowing capacity under the credit facility under our Revolving Credit Agreement. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested outside of the United States as of June 27, 2026, as they are intended to fund needs outside of the United States. In the event funds from foreign operations are repatriated to the United States, we may incur income or withholding taxes associated with such distributions. In addition, certain of our non-U.S. subsidiaries have the ability to repatriate funds to the United States in a tax-free manner.
As of June 27, 2026, our open purchase orders to contract manufacturers for finished goods were approximately $148 million, the majority of which are expected to be paid over the next six months. As of June 27, 2026, our expected commitments to suppliers for components were in the range of $264 million to $296 million, the majority of which is expected to be paid and/or utilized by our contract manufacturers in building finished goods within the next two years. The expected commitments are subject to change as a result of fluctuations in the demand forecast, as well as ongoing negotiations with contract manufacturers and suppliers. These commitments are related to components that can be specific to Sonos products and comprised 1) indirect obligations to third-party manufacturers and suppliers, 2) the inventory owned by contract manufacturers procured to manufacture Sonos products, and 3) purchase commitments made by contract manufacturers to their upstream suppliers.
We believe our existing cash and cash equivalent balances, cash flows from operations and committed credit lines will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. We hold our cash with a diverse group of major financial institutions and have processes and safeguards in place to manage our cash balances and mitigate the risk of loss. In October 2021, we entered into the Revolving Credit Agreement, which was amended in October 2025 to provide for aggregate commitments of up to $80.0 million with a maturity date in October 2030. Our obligations under the Revolving Credit Agreement are secured by substantially all of our assets. The Revolving Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, a financial covenant that is tested quarterly and requires us to maintain a certain consolidated leverage ratio, and customary events of default. As of June 27, 2026, we were in compliance with all financial covenants under the Revolving Credit Agreement. Refer to Note 6. Debt for further information.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	June 27, 2026	June 28, 2025
(In thousands)
Net cash provided by (used in):
Operating activities	$144,167	$133,948
Investing activities	(17,957)	(24,167)
Financing activities	(93,373)	(78,703)
Effect of exchange rate changes	(611)	463
Net increase in cash and cash equivalents	$32,226	$31,541
Cash flows from operating activities
Net cash provided by operating activities of $144.2 million for the nine months ended June 27, 2026, consisted of net income of $94.8 million, which included the benefit of $23.2 million in IEEPA tariff refunds, non-cash adjustments of $93.6 million, and an unfavorable impact of net changes in operating assets and liabilities of $44.2 million. Non-cash adjustments primarily consisted of stock-

based compensation expense of $46.4 million. The net decrease in cash from the change in operating assets and liabilities was primarily due to an increase in accounts receivable of $53.6 million due to sales growth, and an increase in other assets of $15.9 million driven by a cash outlay related to components. The net decrease in cash from the change in operating assets and liabilities was partially offset by a decrease in inventories of $11.3 million due to seasonality partially offset by the impact of higher memory costs, an increase in accrued compensation of $10.3 million, and an increase in accounts payable and accrued expenses of $6.0 million.
Cash flows from investing activities
Cash used in investing activities of $18.0 million for the nine months ended June 27, 2026, primarily consisted of the purchases of marketable securities of $44.6 million and purchases of property and equipment of $16.7 million mainly related to manufacturing-related tooling and test equipment to support the launch of new products, partially offset by cash provided from the maturity of marketable securities of $43.3 million.
Cash flows from financing activities
Cash used in financing activities of $93.4 million for the nine months ended June 27, 2026, primarily consisted of payments for repurchases of common stock of $95.3 million, and payments for repurchases of common stock related to shares withheld for tax in connection with vesting of stock awards of $20.4 million, partially offset by proceeds from the exercise of stock options of $23.1 million.
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
For the three months ended June 27, 2026 and June 28, 2025, we recognized a loss from foreign currency exchange of $1.2 million and gain of $0.6 million, respectively. For the nine months ended June 27, 2026 and June 28, 2025, we recognized losses from foreign currency exchange of $2.1 million and $5.2 million, respectively. Based on transactions denominated in currencies other than the U.S. dollar as of June 27, 2026, a hypothetical adverse change of 10% would have resulted in an adverse impact on income before provision for income taxes of approximately $5.0 million and $17.3 million for the three and nine months ended June 27, 2026.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of June 27, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control
There were no changes in our internal control over financial reporting in management's evaluation pursuant to Rule 13a-15(f) during the quarter ended June 27, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended September 27, 2025, which could adversely affect our business, reputation, financial condition and operating results, and affect the trading price of our common stock. Except for the risk factors disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, which are hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On February 24, 2025, the Board of Directors (the "Board") authorized a common stock repurchase program of up to $150.0 million. The following table presents information with respect to the Company's repurchase of common stock during the three months ended June 27, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
Mar 29 - Apr 25	12,492	$12.64	12,492	$64,676
Apr 26 - May 23	746,306	$14.83	746,306	$53,610
May 24 - Jun 27	1,234,467	$15.32	1,234,467	$34,698
Total	1,993,265		1,993,265
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
On May 6, 2026, Karen Boone, a member of our Board of Directors, adopted a trading plan intended to satisfy the requirements of Rule 10b5-1(c). The plan provides that Ms. Boone may sell up to (i) an aggregate of 25,000 shares of the Company's common stock and (ii) 31,766 shares of common stock underlying options granted under our equity incentive plan. The plan terminates on the earlier of the date all shares under the plan are sold or June 7, 2027.

Item 6. Exhibit Index

Incorporated by reference
Exhibit number	Exhibit title	Form	File no.	Exhibit	Filing date	Filed or furnished herewith
10.1+	Performance Share Agreement between the Company and Tom Conrad dated May 29, 2026.					X
10.2+	Performance Share Agreement between the Company and Frank Barbieri dated June 9, 2026.					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in Inline XBRL: (i) Condensed consolidated balance sheets, (ii) Condensed consolidated statements of operations and comprehensive income (loss), (iii) Condensed consolidated statements of stockholders' equity, (iv) Condensed consolidated statements of cash flows and (v) Notes to condensed consolidated financial statements, tagged as blocks of text and including detailed tags
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

Sonos, Inc.

Date: July 29, 2026	By:	/s/ Tom Conrad
Tom Conrad

Chief Executive Officer

(Principal Executive Officer)

Date: July 29, 2026	By:	/s/ Saori Casey
Saori Casey

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)